Form 10-Q
period 1996-03-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1996-05-14
CIK 880430

This Form 10-Q consists of 17 sequentially numbered pages. The exhibit index appears on sequentially numbered page 15.

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                        Commission file number:  01-10920

                        Fisher Scientific International Inc.
                (Exact name of registrant as specified in its charter)

              Delaware                                         02-0451017
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

               Liberty Lane
           Hampton, New Hampshire                                    03842
    (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (603) 926-5911

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:    Yes  x.    No   .
                                                     ----      ----

The number of shares of Common Stock outstanding at April 30, 1996 was 16,401,915.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                  FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                    INDEX


                                                                     PAGE NO.
                                                                     --------

Part I    - Financial Information:

   Item 1 - Financial Statements:

            Introduction to the Financial Statements....................  3

            Income Statements -
            Three Months Ended March 31, 1996 and 1995..................  4

            Balance Sheets -
            March 31, 1996 and December 31, 1995........................  5

            Statements of Cash Flows -
            Three Months Ended March 31, 1996 and 1995..................  6

            Notes to Financial Statements...............................  7

   Item 2 - Management's Discussion and Analysis of Results of
            Operations and Financial Condition..........................  9

Part II  - Other Information:

  Item 6  - Exhibits and Reports on Form 8-K............................ 12

SIGNATURE............................................................... 13

EXHIBIT INDEX........................................................... 15

                    FISHER SCIENTIFIC INTERNATIONAL INC.

                       PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

              INTRODUCTION TO THE FINANCIAL STATEMENTS

    The condensed financial statements included herein have been prepared by Fisher Scientific International Inc. ("Fisher" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1995 balance sheet was derived from the audited balance sheet included in the Company's 1995 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                     FISHER SCIENTIFIC INTERNATIONAL INC.
                             INCOME STATEMENTS
                    (in millions, except per share amounts)
                               (unaudited)



                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                    1996         1995
                                                    ----         ----

     Sales                                          $516.0      $303.1

     Cost of sales                                   380.4       219.2
     Selling, general and
     administrative expense                          118.4        70.4
                                                    ------     -------

     Income from operations                           17.2        13.5

     Interest expense                                  8.6         2.3
     Other (income) expense, net                       0.5        (0.1)
                                                    ------     -------

     Income before income taxes                        8.1        11.3
     Income tax provision                              3.6         4.5
                                                    ------     -------

     Net income                                    $   4.5     $   6.8
                                                    ------     -------
                                                    ------     -------

     Earnings per common share:

     Primary                                        $  .27     $  .42
                                                    ------     -------
                                                    ------     -------
     Fully diluted                                  $  .27     $   .40
                                                    ------     -------
                                                    ------     -------


             See the accompanying notes to financial statements.

                   FISHER SCIENTIFIC INTERNATIONAL INC.
                            BALANCE SHEETS
                            (in millions)
                             (unaudited)

                                                MARCH 31,      DECEMBER 31,
                                                   1996            1995
                                                ---------      ------------
ASSETS
Current Assets:
  Cash and cash equivalents                     $   18.5        $   63.7
  Receivables, net                                 301.5           297.3
  Inventories                                      237.1           242.7
  Other current assets                              66.1            69.9
                                                --------        --------
     Total current assets                          623.2           673.6

Property, plant and equipment, net                 205.5           207.6
Goodwill                                           270.4           270.4
Other assets                                       116.3           118.9
                                                --------        --------
                                                 1,215.4         1,270.5
                                                --------        --------
                                                --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                                    8.2            11.7
  Accounts payable                                 214.5           231.2
  Accrued and other current liabilities            133.0           146.7
                                                --------        --------
     Total current liabilities                     355.7           389.6

Long-term debt                                     421.1           446.3
Other liabilities                                  205.8           208.6
                                                --------        --------
     Total liabilities                             982.6         1,044.5
                                                --------        --------

Stockholders' Equity:
  Common Stock                                       0.2             0.2
  Capital in excess of par value                   139.3           135.5
  Preferred stock                                    --              --
  Foreign currency translation
   adjustment                                       (3.9)           (2.8)
  Retained earnings                                 97.2            93.1
                                                --------        --------
     Total stockholders' equity                    232.8           226.0
                                                --------        --------
                                                $1,215.4        $1,270.5
                                                --------        --------
                                                --------        --------

              See the accompanying notes to financial statements.

                     FISHER SCIENTIFIC INTERNATIONAL INC.
                           STATEMENTS OF CASH FLOWS
                                (in millions)
                                 (unaudited)


                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                        1996         1995
                                                        ----         ----

Cash flows from operating activities:
  Net income                                         $    4.5      $   6.8
  Adjustments to reconcile net income to
   cash provided by operating activities:
      Depreciation and amortization                      10.7          5.6
      Deferred income taxes                               1.5         (1.2)
  Changes in working capital:
      Receivables, net                                   (4.3)        (5.7)
      Inventories                                         5.6        (15.9)
      Payables, accrued and other current liabilities   (32.2)        15.1
      Other working capital charges                       2.9          1.2
  Other assets and liabilities                           (1.8)        (1.7)
                                                      --------      -------
      Cash provided (used) by operating activities      (13.1)         4.2
                                                      --------      -------

Cash flows from investing activities:
  Acquisitions, net of cash acquired                     (2.1)        (6.4)
  Marketable securities proceeds                           --          7.7
  Capital expenditures                                   (5.1)        (4.7)
  Other investing activities                             (0.4)        (0.9)
                                                      --------      -------
      Cash used in investing activities                  (7.6)        (4.3)
                                                      --------      -------

Cash flows from financing activities:
  Proceeds from stock options exercised                   3.7          --
  Dividends paid                                         (0.3)        (0.3)
  Proceeds from long-term debt                            2.3          0.7
  Payments on long-term debt                            (30.2)        (0.2)
                                                      --------      -------
      Cash provided (used) by financing activities      (24.5)         0.2
                                                      --------      -------

Net change in cash and cash equivalents                 (45.2)         0.1
Cash and cash equivalents - beginning of period          63.7         36.9
                                                      --------      -------
Cash and cash equivalents - end of period              $ 18.5       $ 37.0
                                                      --------      -------
                                                      --------      -------


              See the accompanying notes to financial statements.

                     FISHER SCIENTIFIC INTERNATIONAL INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

    Fisher Scientific International Inc.'s ("Fisher" or the "Company") operations are conducted by wholly owned and majority-owned subsidiaries, joint ventures, equity interests and agents, located in North and South America, Europe, the Far East, the Middle East and Africa. The Company's activities relate principally to one business segment -- scientific and clinical products. This includes operations engaged in the supply, marketing, service and manufacture of scientific, clinical, educational, occupational health and safety products.

    Certain prior period amounts have been reclassified to conform to their current presentation.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

    Effective January 1,1996, the Company adopted SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The new standard did not have any effect on the Company's financial statements.

NOTE 3 - INVENTORIES

    The components of inventories were as follows (in millions):


                                             MARCH 31,      DECEMBER 31,
                                               1996            1995
                                             ---------      -----------
Raw materials                                 $ 13.6          $ 13.3
Work in process                                  3.2             3.9
Finished products                              220.3           225.5
                                              ------          ------
                                              $237.1          $242.7
                                              ------          ------
                                              ------          ------

    On January 1, 1996, the Company changed its method of accounting for substantially all inventories of its newly acquired subsidiary Curtin Matheson Scientific Inc. (approximately $84 million) from the first-in, first-out (FIFO) method to the last-in, first-out (LIFO) method to conform CMS's accounting policies with that of Fisher Scientific Company, the Company's principal United States operating subsidiary. The Company believes the LIFO method better matches current costs with current selling prices.
The change did not have a significant effect on the results of operations in the first quarter. In 1995 the Company's inventory costs would not have been materially different under either of the two methods.

NOTE 4 - DIVIDENDS

    On March 7, 1996, Fisher's Board of Directors declared a quarterly cash dividend of $.02 per share, payable April 5, 1996 to shareholders of record March 21, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those factors discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition - Overview" contained in the Company's Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

    SALES

    Sales for the three months ended March 31, 1996 increased 70% to $516.0 million from $303.1 million for the comparable period in 1995. The sales increase primarily reflects sales of the laboratory supplies division of Fisons plc acquired in October 1995 which consisted of Curtin Matheson Scientific Inc. ("CMS") and Fisons Scientific Equipment Ltd. (now named Fisher Scientific U.K. Ltd.), other smaller businesses acquired during the past year as well as growth in Fisher's North American operations.

    GROSS PROFIT

    Fisher's gross profit increased 62% to $135.6 million for the first three months of 1996 from $83.9 million for the comparable period in 1995, primarily resulting from the aforementioned sales growth.

    Gross profit as a percent of sales decreased to 26.3% for the three months ended March 31, 1996 from 27.7% for the same period in 1995. The decrease in gross profit as a percent of sales reflects lower gross margins associated with the recently acquired CMS business, partially offset by improvements in gross margins of Fisher's historical North American operations.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense for the three months ended March 31, 1996 increased 68% to $118.4 million from $70.4 million for the comparable period in 1995. These costs increased primarily as a result of the inclusion of selling, general and administrative expenses of recently acquired businesses, costs to integrate CMS into Fisher and nonrecurring costs associated with the implementation of the restructuring plan that began in the third quarter of 1995. Certain costs resulting from the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other one-time and redundant costs, which will be eliminated as the restructuring plan is implemented, are recognized as incurred. Approximately $5.5 million of nonrecurring and redundant costs have been recorded in the three months ended March 31, 1996, $4.9 million of which are included in selling, general and administrative expense.

    INCOME FROM OPERATIONS

    Income from operations increased by 27.4% to $17.2 million for the three months ended March 31, 1996, compared with $13.5 million for the corresponding period in 1995. This increase reflects the factors described above. Income from operations as a percent of sales decreased to 3.3% for the three months ended March 31, 1996, compared with 4.5% for the same period in 1995. This decrease in percentage primarily reflects the decrease in gross profit as a percent of sales described above.

    INTEREST EXPENSE

    Interest expense increased to $8.6 million from $2.3 million for the comparable period in 1995. The increase principally reflects interest related to borrowings used to finance the acquisition of CMS and Fisher Scientific U.K. in the fourth quarter of 1995.

    NET INCOME

    Net income for the three months ended March 31, 1996 decreased to $4.5 million from $6.8 million for the comparable period in 1995. Income before taxes for the quarter ended March 31, 1996 decreased to $8.1 million from $11.3 million for the comparable period in 1995 due to the factors discussed above. The income tax provision for the quarter reflected a higher effective tax rate than the comparable period in 1995, as the prior period's rate reflected the benefit of certain domestic net operating loss carryforwards.

    LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended March 31, 1996, the Company's operations used $13.1 million of cash compared with providing $4.2 million for the same period in 1995. This decrease in cash flow from operations primarily resulted from significant decreases in accounts payable and accrued liabilities. These changes are principally attributable to payments of previously accrued restructuring and integration amounts, payments of accrued compensation and benefit amounts, timing of interest payments and timing of payment of other previously accrued amounts. These changes in accounts payable and accruals were partially offset by a smaller change in inventories compared to the prior year.

    The Company's current ratio, the ratio of current assets to current liabilities, was 1.8 at March 31, 1996, compared with 1.7 at December 31, 1995. Excluding the effect, if any, of future acquisitions, the Company's operating working capital requirements are not anticipated to increase substantially throughout the remainder of 1996.

    During the three months ended March 31, 1996, the Company used $7.6 million of cash for investing activities compared with $4.3 million for the same period in 1995. The increase in cash used for investing activities is primarily due to a decrease in cash provided by proceeds from sales of marketable securities, partially offset by a reduction in cash used for acquisitions. For the three months ended March 31, 1996 and 1995, the Company had capital expenditures of $5.1 million and $4.7 million, respectively.

    During the three months ended March 31, 1996, the Company used $24.5 million for financing activities compared with $0.2 million for the same period in 1995. This change is primarily due to $30.0 million in prepayments of the Company's bank term debt. The Company may continue to prepay this debt to the extent of its surplus cash.

    Fisher expects that cash flows from operations, together with cash and cash equivalents on hand and funds available under existing credit facilities, will be sufficient to meet ongoing operating and capital expenditure requirements.

    On March 7, 1996, Fisher's Board of Directors declared a quarterly cash dividend of $.02 per share, payable April 5, 1996 to shareholders of record March 21, 1996. The Company plans to continue paying regular quarterly dividends, which will be funded by cash generated from operations. No dividend will be payable unless declared by the Fisher Board of Directors and funds are legally available for payment of a dividend.

                          PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              Exhibit 11 - Computation of Earnings Per Common Share for the Three Months Ended March 31, 1996 and 1995.

              Exhibit 18 - Letter Regarding Change in Method of Accounting for Certain Inventories from Deloitte & Touche LLP.

         (b)  Reports on Form 8-K:

              None

                                   SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FISHER SCIENTIFIC INTERNATIONAL INC.


Date:  MAY 14, 1996           Paul M. Meister
                              --------------------------------------
                              PAUL M. MEISTER
                              Senior Vice President -
                              Chief Financial Officer

______________________________________________________________________________
______________________________________________________________________________



                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               _________________


                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                   EXHIBITS

                                      TO

                                   FORM 10-Q

                     for the three months ended March 31, 1996


______________________________________________________________________________
______________________________________________________________________________

                                  EXHIBIT INDEX



EXHIBIT NO.                DESCRIPTION                           PAGE
- - -----------                -----------                           ----

   11               Computation of Earnings                       16
                    Per Common Share for the
                    Three Months Ended
                    March 31, 1996 and 1995

   18               Letter Regarding Change                       17
                    in Method of Accounting for
                    Certain Inventories from
                    Deloitte & Touche LLP