Form 10-Q/A
period 1996-03-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1996-05-21
CIK 880430

This Form 10-Q consists of 9 sequentially numbered pages. The exhibit index appears on sequentially numbered page 5.

                                   FORM 10-Q/A

                                (Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:                    Yes    x  .No        .
                                                            ---         ---

The number of shares of Common Stock outstanding at April 30, 1996 was 16,401,915.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                   FORM 10-Q/A

                                (Amendment No. 1)

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                      INDEX


                                                                        Page No.
                                                                        --------
Part II  - Other Information:

   Item 6  - Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     3

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

EXHIBIT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

The undersigned registrant hereby amends Item 6 of Part II of its Quarterly Report on Form 10-Q for the period ended March 31, 1996.



                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORMS 8-K

     (a)     Exhibits:

             Exhibit 11 - Computation of Earnings Per Common Share for the Three Months Ended March 31, 1996 and 1995

             Exhibit 18 - Letter Regarding Change in Methods of Accounting for Certain Inventories from Deloitte & Touche LLP.

             Exhibit 27 - Financial Data Schedule

     (b)     Reports on Form 8-K:

             none

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FISHER SCIENTIFIC INTERNATIONAL INC.


Date:  May 21, 1996                     Paul F. Patek
                                        ------------------------------------
                                        PAUL F. PATEK
                                        Vice President
                                        Controller

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                    EXHIBITS

                                       TO

                                   FORM 10-Q/A

                                (Amendment No. 1)

                    for the three months ended March 31, 1996


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION                              PAGE
- -----------                        -----------                              ----

   11               Computation of Earnings                                    7
                    Per Common Share for the
                    Three Months Ended
                    March 31, 1996 and 1995

   18               Letter Regarding Change                                    8
                    in Method of Accounting for
                    Certain Inventories from
                    Deloitte & Touche LLP

   27               Financial Data                                             9
                    Schedule

                                                                      EXHIBIT 11
                      FISHER SCIENTIFIC INTERNATIONAL INC.
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

PRIMARY EARNINGS PER SHARE WERE CALCULATED AS FOLLOWS:

                                             Three Months Ended
                                                   March 31,
                                             1996          1995
                                             -----         -----

Total income used for primary
  earnings per share
                                             $ 4.5         $ 6.8
                                             -----         -----
                                             -----         -----

Average common shares
  outstanding                                 16.4          16.0
Other                                          0.4           0.3
                                             -----         -----

Average shares and equivalents                16.8          16.3
                                             -----         -----
                                             -----         -----

Primary earnings per share                   $0.27         $0.42

FULLY DILUTED EARNINGS PER SHARE WERE
  CALCULATED AS FOLLOWS:
                                             Three Months Ended
                                                   March 31,
                                             1996          1995
                                             -----         -----
Net income                                   $ 4.5         $ 6.8
Interest expense of
  Convertible Subordinated Notes,
     net of taxes                              1.1           1.1
                                             -----         -----

Total income used for fully
  diluted earnings per share                 $ 5.6         $ 7.9
                                             -----         -----
                                             -----         -----

Average common shares
  outstanding                                 16.4          16.0
Common equivalent shares
  for Convertible Subordinated Notes           3.6           3.6
Other                                          0.4           0.3
                                             -----         -----
Average shares and equivalents                20.4          19.9
                                             -----         -----
                                             -----         -----
Fully diluted earnings per share             $0.27         $0.40
                                             -----         -----
                                             -----         -----


Note:  Amounts may not calculate due to rounding.

                                                                      EXHIBIT 18

                LETTER REGARDING CHANGE IN METHOD OF ACCOUNTING
                             FOR CERTAIN INVENTORIES




May 8, 1996


Fisher Scientific International Inc.
Liberty Lane
Hampton, New Hampshire 03842

Dear Sirs:

At your request, we have read the description included in Note 3 to the condensed consolidated financial statements of Fisher Scientific International Inc. (the "Company") as of and for the three months ended March 31, 1996 included in your Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 1996 of the facts relating to a change in the method of accounting for certain inventories of the Company's newly acquired subsidiary, Curtin Matheson Scientific Inc., from the first-in, first-out method to the last-in, first-out method. You have advised us that you believe the change is to a preferable method in your circumstances because the last-in, first-out method is the method used by the Company's principal United States operating subsidiary, Fisher Scientific Company, for similar inventories and because this method more closely matches current costs with current selling prices. While there are no specific authoritative criteria for determining a "preferable" inventory cost method based on particular circumstances, we believe, based on the facts so set forth and other information furnished to us by appropriate officials of the Company, that the accounting change described in your Form 10-Q is to an alternative accounting principle that is preferable under the circumstances.

We have not audited any consolidated financial statements of Fisher Scientific International Inc. as of any date or for any period subsequent to December 31, 1995. Therefore, we are unable to express, and do not express an opinion on the facts set forth in the above-mentioned Form 10-Q, on the information furnished to us by officials of the Company, or on the financial position, results of operations, or cash flows of Fisher Scientific International Inc. as of any date or for any period subsequent to December 31, 1995.

Yours truly,

DELOITTE & TOUCHE LLP