Form 10-Q
period 1996-06-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1996-08-14
CIK 880430

This Form 10-Q consists of 18 sequentially numbered pages. The exhibit index appears on sequentially numbered page 16.



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                        Commission file number:  01-10920

                      FISHER SCIENTIFIC INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            02-0451017
- -------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

        Liberty Lane
    Hampton, New Hampshire                                        03842
- ---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (603) 926-5911
                                                   -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days: Yes   X  . No      .
                                                   -----     -----

The number of shares of Common Stock outstanding at July 31, 1996 was
19,893,246.
- ----------

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996

INDEX                                                                PAGE NO.

Part I    - Financial Information:

     Item 1 - Financial Statements:

              Introduction to the Financial Statements. . . . . . . .    3

              Income Statements -
              Three and Six Months Ended June 30, 1996 and 1995. . . .   4

              Balance Sheets -
              June 30, 1996 and December 31, 1995. . . . . . . . . . .   5

              Statements of Cash Flows -
              Six Months Ended June 30, 1996 and 1995. . . . . . . . .   6

              Notes to Financial Statements. . . . . . . . . . . . . .   7

     Item 2 - Management's Discussion and Analysis of Results of
              Operations and Financial Condition . . . . . . . . . . .   9

Part II  - Other Information:

     Item 4 - Submission of Matters to a Vote of Security Holders. . .  13

     Item 6  - Exhibits and Reports on Form 8-K. . . . . . . . . . . .  13

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

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

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                                INCOME STATEMENTS
                     (in millions, except per share amounts)
                                   (unaudited)


                              Three Months Ended   Six Months Ended
                                   June 30,              June 30,
                                1996      1995       1996       1995
                              -------   -------   ---------   -------
Sales                         $532.2    $314.9    $1,048.2    $618.0
Cost of sales                  389.3     223.5       769.7     442.7
Selling, general and
   administrative expense      119.0      74.4       237.4     144.8
                              -------   -------   ---------   -------
   Income from operations       23.9      17.0        41.1      30.5

Interest expense                 7.8       2.5        16.4       4.8
Other (income) expense, net      0.6      (1.8)        1.1      (1.9)
                              -------   -------   ---------   -------
Income before income taxes      15.5      16.3        23.6      27.6
Income tax provision             7.1       6.1        10.7      10.6
                              -------   -------   ---------   -------
   Net income                 $  8.4    $ 10.2      $ 12.9    $ 17.0
                              -------   -------   ---------   -------
                              -------   -------   ---------   -------
Earnings per common share:

   Primary                    $  0.49   $  0.62     $  0.76   $  1.04
                              -------   -------   ---------   -------
                              -------   -------   ---------   -------
   Fully Diluted              $  0.46   $  0.56     $  0.74   $  0.95
                              -------   -------   ---------   -------
                              -------   -------   ---------   -------



              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                                 BALANCE SHEETS
                                  (in millions)

                                         June 30,    December 31,
                                           1996          1995
                                       -----------    ---------
ASSETS                                 (UNAUDITED)
Current Assets:
  Cash and cash equivalents              $   16.7     $   63.7
  Receivables, net                          295.4        297.3
  Inventories                               240.8        242.7
  Other current assets                       61.5         69.9
                                         --------     --------
    Total current assets                    614.4        673.6

  Property, plant and equipment, net        203.5        207.6
  Goodwill                                  275.0        270.4
  Other assets                              110.7        118.9
                                         --------     --------
                                         $1,203.6     $1,270.5
                                         --------     --------
                                         --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                             9.4         11.7
  Accounts payable                          213.6        231.2
  Accrued and other current liabilities     126.3        146.7
                                         --------     --------
    Total current liabilities               349.3        389.6

Long-term debt                              286.6        446.3
Other liabilities                           202.0        208.6
                                         --------     --------
    Total liabilities                       837.9      1,044.5
                                         --------     --------
Stockholders' Equity:
  Common Stock                                0.2          0.2
  Capital in excess of par value            265.6        135.5
  Preferred stock                              --           --
  Foreign currency translation
    adjustment                               (5.3)        (2.8)
  Unrealized losses on marketable
    securities available for sale, net       (0.1)          --
  Retained earnings                         105.3         93.1
                                         --------     --------
    Total stockholders' equity              365.7        226.0
                                         --------     --------
                                         $1,203.6     $1,270.5
                                         --------     --------
                                         --------     --------


              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                      Six Months Ended
                                                           June 30,
                                                      1996         1995
                                                     ------       ------
Cash flows from operating activities:
  Net income                                         $ 12.9       $ 17.0
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Depreciation and amortization                     21.9         11.9
     Deferred income taxes                              3.3          1.2
  Changes in working capital:
     Receivables, net                                   2.1         (9.0)
     Inventories                                        1.9        (22.0)
     Payables, accrued and other current liabilities  (43.8)         3.2
     Other working capital changes                      4.9          0.2
  Other assets and liabilities                          0.8         (6.0)
                                                     ------       ------
     Cash provided (used) by operating activities       4.0         (3.5)
                                                     ------       ------
Cash flows from investing activities:
  Acquisitions, net of cash acquired                   (4.7)       (23.3)
  Marketable securities proceeds                         --         21.2
  Capital expenditures                                (11.6)        (9.6)
  Other investing activities                           (0.4)        (2.0)
                                                     ------       ------
     Cash used in investing activities                (16.7)       (13.7)
                                                     ------       ------
Cash flows from financing activities:
  Proceeds from stock options exercised                 4.8          2.2
  Dividends paid                                       (0.7)        (0.6)
  Proceeds from long-term debt                          2.1           --
  Payments on long-term debt                          (40.5)        (0.4)
                                                     ------       ------
Cash provided (used) by financing activities          (34.3)         1.2
                                                     ------       ------
Net change in cash and cash equivalents               (47.0)       (16.0)
Cash and cash equivalents - beginning of period        63.7         36.9
                                                     ------       ------
Cash and cash equivalents - end of period            $ 16.7       $ 20.9
                                                     ------       ------
                                                     ------       ------

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

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

     Effective January 1,1996, the Company adopted Statement of Financial Accounting Standards Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The new standard did not have any effect on the Company's financial statements.

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

NOTE 4 - DEBT
                                         JUNE 30,       DECEMBER 31,
                                          1996              1995
                                         ------            ------
Bank Credit Facility                     $123.5            $161.5
7 1/8% notes (net of a discount
  of $1.2 million at June 30, 1996
  and December 31, 1996)                  148.8             148.8
Convertible subordinated notes              3.5             125.0
Capital lease obligations                   5.8               7.8
Other                                      14.4              14.9
Less current portion of long-term
  debt                                     (9.4)            (11.7)
                                         ------            ------
                                         $286.6            $446.3
                                         ------            ------
                                         ------            ------

     On June 12, 1996, the Company called for redemption of its $125 million step-up convertible subordinated notes due 2003, at a price of 103.65% of principal, plus accrued interest. As of June 30, 1996, $121.6 million of the convertible notes (97%) were converted into 3,463,154 shares of the Company's common stock. In July the Company redeemed the remaining notes for $3.5 million plus accrued interest. The conversion resulted in an increase in stockholders' equity and a reduction in long-term debt of approximately $125.0 million for the six months ended June 30, 1996.

NOTE 5 - STOCKHOLDERS' EQUITY

                                                                        Unrealized
                                                                        Gain (Loss)
                                                                            on
                                              Capital                   Marketable
                                             in Excess    Foreign       Securities
                                     Common   of Par      Currency       Available    Retained
                                     Stock    Value      Translation     for Sale     Earnings     Total
                                     ------  --------    -----------    ----------    --------    -------
Balance, December 31, 1995           $ 0.2    $135.5       $ (2.8)           --        $ 93.1      $226.0
  Net Income                            --        --           --            --          12.9        12.9
  Proceeds from stock options           --       3.8           --            --            --         3.8
  Tax benefit from exercise of
    stock options                       --       1.0           --            --            --         1.0
  Dividends ($0.04 per share)           --        --           --            --          (0.7)       (0.7)
  Foreign currency translation          --        --         (2.5)           --            --        (2.5)
  Change in unrealized gain (loss)
    on marketable securities
    available for sale, net             --        --           --          (0.1)           --        (0.1)
  Conversion of Convertible
    Subordinated Notes                  --     125.3           --            --            --       125.3
                                     ------  --------    -----------    ----------    --------    -------
Balance, June 30, 1996               $ 0.2    $265.6       $ (5.3)       $ (0.1)        $105.3     $365.7
                                     ------  --------    -----------    ----------    --------    -------
                                     ------  --------    -----------    ----------    --------    -------

On June 12, 1996, Fisher's Board of Directors declared a quarterly cash dividend of $.02 per share, payable July 12, 1996 to shareholders of record June 27, 1996.

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

RESULTS OF OPERATIONS

     SALES

     Sales for the three and six months ended June 30, 1996 increased 69% and 70% to $532.2 million and $1,048.2, respectively, from $314.9 million and $618.0 million for the comparable periods in 1995. The sales increases in both periods primarily reflect sales of the laboratory supplies division of Fisons plc acquired in October 1995, which consisted of Curtin Matheson Scientific Inc. ("CMS") and Fisons Scientific Equipment Ltd. (now named Fisher Scientific U.K. Ltd.), as well as growth in Fisher's historical North American operations.

      GROSS PROFIT

     Fisher's gross profit for the three and six month periods ended June 30, 1996 increased 56% and 59% to $142.9 million and $278.5 million, respectively, from $91.4 million and $175.3 million for the comparable periods in 1995, primarily resulting from the aforementioned sales growth.

     Gross profit as a percent of sales decreased to 26.6% for the six months ended June 30, 1996 from 28.4% for the same period in 1995. The decrease in gross profit as a percent of sales reflects lower gross margins associated with the recent acquisition, partially offset by improvements in gross margins of Fisher's historical North American operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense for the three and six months ended June 30, 1996 increased 60% and 64% to $119.0 million and $237.4 million, respectively, from $74.4 million and $144.8 million for the comparable periods in 1995. These costs increased primarily as a result of the inclusion of selling, general and administrative expenses of recently acquired businesses, nonrecurring costs to integrate CMS into Fisher and nonrecurring costs associated with the implementation of the restructuring plan that began in the third quarter of 1995. Certain costs resulting from the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other one-time and redundant costs, which should be eliminated as the restructuring plan is fully implemented, are recognized as incurred. For the three and six month periods ended June 30, 1996, approximately $5.3 million and $10.8 million, respectively, of such costs have been recorded, of which $5.3 million and $10.2 million, respectively, are included in selling, general and administrative expense.

     Operations outside of the United States continue to have significantly higher selling, general and administrative expense as a percentage of sales as compared with that of Fisher's domestic operations. These higher costs primarily reflect investments in the development of an integrated worldwide supply capability and the fact that international operations have not yet achieved the benefits associated with such integrated worldwide supply capability.

     INCOME FROM OPERATIONS

     Income from operations for the three and six month periods ended June 30, 1996 increased by 41% and 35% to $23.9 million and $41.1 million, respectively, as compared with $17.0 million and $30.5 million for the corresponding periods in 1995. These increases reflect the factors described above. Income from operations as a percent of sales decreased to 3.9% for the six months ended June 30, 1996, compared with 4.9% for the same period in 1995. This decrease in percentage primarily reflects the decrease in gross profit as a percent of sales as well as the inclusion of nonrecurring costs in selling, general and administrative expense, both described above.

     INTEREST EXPENSE

     Interest expense for the three and six month periods ended June 30, 1996 increased to $7.8 million and $16.4 million, respectively from $2.5 million and $4.8 million for the comparable periods in 1995. The increases principally reflect interest related to borrowings used to finance the acquisition of the laboratory supplies division of Fisons plc in the fourth quarter of 1995.


     INCOME TAX PROVISION

     The income tax provision for the three and six month periods ended June 30, 1996 increased to $7.1 million and $10.7 million, respectively, as compared with $6.1 million and $10.6 million for the corresponding periods in 1995. The effective tax rate for the six months ended June 30, 1996 increased to 45% compared with 38% for the same period in 1995 as the prior period's rate reflected the benefit of certain domestic net operating loss carryforwards.

     NET INCOME

     Net income for the three and six months ended June 30, 1996 decreased to $8.4 million and $12.9 million, respectively, from $10.2 million and $17.0 million for the comparable periods in 1995 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1996, the Company's operations provided $4.0 million of cash compared with using $3.5 million for the same period in 1995. This $7.5 million increase in cash flow from operations primarily resulted from an increase in net income adjusted for depreciation and amortization. The Company's operating working capital (defined as trade receivables plus inventories less accounts payable and accrued liabilities) increased to $196.3 million at June 30, 1996 from $162.1 million at December 31, 1995. The increase in operating working capital is primarily due to decreases in accounts payable and accrued liabilities. Changes in account payables and accruals are principally attributable to payments of previously accrued restructuring and integration amounts, payments of accrued compensation and benefit amounts, and timing of payments of other previously accrued amounts.

     The Company's current ratio, the ratio of current assets to current liabilities, was 1.8 at June 30, 1996, compared with 1.7 at December 31, 1995. Excluding the effect, if any, of future acquisitions, the Company's operating working capital requirements are not anticipated to increase substantially throughout the remainder of 1996.

     During the six months ended June 30, 1996, the Company used $16.7 million of cash for investing activities compared with $13.7 million for the same period in 1995. The increase in cash used for investing activities is primarily due to a decrease in cash provided by proceeds from sales of marketable securities, partially offset by a reduction in cash used for acquisitions. For the six months ended June 30, 1996 and 1995, the Company had capital expenditures of $11.6 million and $9.6 million, respectively, reflecting capital expenditures associated with the consolidation and relocation of logistical and administrative functions.

     During the six months ended June 30, 1996, the Company's financing activities used $34.3 million compared with providing $1.2 million for the same period in 1995. This change is primarily due to $38.0 million in prepayments of the Company's bank term debt. The Company may continue to prepay this debt to the extent of its surplus cash.

     On June 12, 1996, the Company called for redemption of its $125 million step-up convertible subordinated notes due 2003, at a price of 103.65% of principal, plus accrued interest. As of June 30, 1996, $121.6 million of the convertible notes (97%) were converted into 3,463,154 shares of the Company's common stock. In July the Company redeemed the remaining notes for $3.5 million plus accrued interest. The conversion resulted in an increase in stockholders' equity and a reduction in long-term debt of approximately $125.0 million for the six months ended June 30, 1996.

     Fisher expects that cash flows from operations, together with cash and cash equivalents on hand and funds available under existing credit facilities, will be sufficient to meet ongoing operating and capital expenditure requirements.

     On June 12, 1996, Fisher's Board of Directors declared a quarterly cash dividend of $.02 per share, payable July 12, 1996 to shareholders of record June 27, 1996. The Company plans to continue paying regular quarterly dividends, which will be funded by cash generated from operations. No dividend will be payable unless declared by the Fisher Board of Directors and funds are legally available for payment of a dividend.

                           PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of the Company was held on May 14, 1996.
     (c) The results of the voting on the proposals considered at the annual meeting of stockholders are as follows:

          1.  ELECTION OF DIRECTORS

              Robert A. Day, Gerald J. Lewis and Edward A. Montgomery, Jr. were each elected for a three-year term expiring in 1999, and voting results were as follows:

                                        VOTES FOR    VOTES WITHHELD
                                        ----------   --------------
                   Mr. Day              12,856,239      35,995
                   Mr. Lewis            12,857,689      34,545
                   Mr. Montgomery       12,856,219      36,015

          2.  APPOINTMENT OF INDEPENDENT AUDITORS

              The appointment of Deloitte & Touche LLP as independent auditors for the current fiscal year was ratified, and voting results were as follows:

                 12,874,202 FOR, 8,484 AGAINST, 9,448 ABSTAINED and no Broker Non-Votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         Exhibit 11 - Computation of Earnings Per Common Share for the Three and Six Months Ended June 30, 1996 and 1995.

         Exhibit 27 - Financial Data Schedule

    (b) Reports on Form 8-K:

        None

                                   SIGNATURE


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FISHER SCIENTIFIC INTERNATIONAL INC.


Date:  AUGUST 13, 1996                   /s/    PAUL F. PATEK
                                       -----------------------------------
                                        PAUL F. PATEK
                                        Vice President - Controller

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------


                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                      for the quarter ended June 30, 1996






- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                                  EXHIBIT INDEX



  EXHIBIT NO.               DESCRIPTION
  PAGE

     11          Computation of Earnings                   17
                 Per Common Share for the
                 Three and Six Months Ended
                 June 30, 1996 and 1995

     27          Financial Data Schedule                   18