Form 10-Q
period 1996-09-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1996-11-14
CIK 880430

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

                  For the quarterly period ended September 30, 1996

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
                                                    -------       --------
The number of shares of Common Stock outstanding at October 31, 1996 was 20,089,606.

                         FISHER SCIENTIFIC INTERNATIONAL INC.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                        INDEX

                                                                        Page No.

Part I  -    Financial Information:

   Item 1 -   Financial Statements:

              Introduction to the Financial Statements..................      3

              Income Statements -
              Three and Nine Months Ended September 30, 1996 and 1995...      4

              Balance Sheets -
              September 30, 1996 and December 31, 1995..................      5

              Statements of Cash Flows -
              Nine Months Ended September 30, 1996 and 1995.............      6

              Notes to Financial Statements.............................      7

   Item 2 -   Management's Discussion and Analysis of Results of
              Operations and Financial Condition........................      9

Part II - Other Information:

   Item 6 -   Exhibits and Reports on Form 8-K..........................     13

SIGNATURE...............................................................     14

EXHIBIT INDEX...........................................................     16

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

                        FISHER SCIENTIFIC INTERNATIONAL INC.
                                  INCOME STATEMENTS
                       (in millions, except per share amounts)
                                     (unaudited)


                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                   1996       1995        1996        1995
                                  ------     ------     --------     -----
Sales                             $541.0     $333.7     $1,589.2     $951.7

Cost of sales                      394.6      243.6      1,164.3     686.3
Selling, general and
 administrative expense            121.0       80.1        358.4     224.9
Restructuring charge                  --       34.3           --      34.3
                                   -----     ------      -------     -----
  Income (loss) from operations     25.4      (24.3)        66.5       6.2

Interest expense                     5.7        2.4         22.1       7.2
Other (income) expense, net         (1.5)      (0.1)        (0.4)     (2.0)
                                   -----     ------      -------     -----
Income before income taxes          21.2      (26.6)        44.8       1.0
Income tax provision (benefit)       9.7      (10.8)        20.4      (0.2)
                                   -----     ------      -------     -----
  Net income (loss)                $11.5     $(15.8)       $24.4      $1.2
                                   =====     ======      =======     =====
Earnings (loss) per common share:

  Primary                           $.56      $(.96)       $1.35      $.07
                                   =====     ======      =======     =====
  Fully diluted                     $.56      $(.96)       $1.29      $.07
                                   =====     ======      =======     =====



                 See the accompanying notes to financial statements.

                         FISHER SCIENTIFIC INTERNATIONAL INC.
                                    BALANCE SHEETS
                                    (in millions)



                                              September 30,  December 31,
                                                   1996         1995
                                                 --------     --------
                                                      (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                         $13.6        $63.7
  Receivables, net                                  321.0        297.3
  Inventories                                       236.9        242.7
  Other current assets                               63.3         69.9
                                                 --------     --------
   Total current assets                             634.8        673.6

Property, plant and equipment, net                  209.1        207.6
Goodwill                                            272.9        270.4
Other assets                                        107.0        118.9
                                                 --------     --------
                                                 $1,223.8     $1,270.5
                                                 ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                                    $7.9        $11.7
  Accounts payable                                  215.8        231.2
  Accrued and other current liabilities             153.2        146.7
                                                 --------     --------
    Total current liabilities                       376.9        389.6

Long-term debt                                      276.5        446.3
Other liabilities                                   195.5        208.6
                                                 --------     --------
    Total liabilities                               848.9      1,044.5

Stockholders' equity                                374.9        226.0
                                                 --------     --------
                                                 $1,223.8     $1,270.5
                                                 ========     ========


           See the accompanying notes to financial statements.

                         FISHER SCIENTIFIC INTERNATIONAL INC.
                               STATEMENTS OF CASH FLOWS
                                    (in millions)
                                     (unaudited)


                                                   Nine Months Ended
                                                     September 30,
                                                   1996         1995
                                                 --------     --------
Cash flows from operating activities:

  Net income                                        $24.4         $1.2

  Adjustments to reconcile net income to
   cash provided (used) by operating activities:
    Noncash restructuring charge                       --         34.3
    Depreciation and amortization                    32.4         17.7
    Gain on sale of property, plant and equipment    (1.5)          --
    Deferred income taxes                             7.4        (11.9)
  Changes in working capital:
    Receivables, net                                (25.0)       (14.4)
    Inventories                                       4.5        (17.4)
    Payables, accrued and other current
     liabilities                                    (26.1)        (2.0)
    Other working capital changes                     5.2          0.2
  Other assets and liabilities                         --         (9.7)
                                                 --------     --------
    Cash provided (used) by operating
     activities                                      21.3         (2.0)
                                                 --------     --------

Cash flows from investing activities:
  Acquisitions, net of cash acquired                 (4.7)       (25.3)
  Marketable securities proceeds                       --         21.3
  Capital expenditures                              (24.4)       (17.2)
  Proceeds from sale of property, plant
   and equipment                                      2.4           --
  Other investing activities                         (0.4)        (2.9)
                                                 --------     --------
    Cash used in investing activities               (27.1)       (24.1)
                                                 --------     --------

Cash flows from financing activities:
  Proceeds from stock options exercised               6.6          3.2
  Dividends paid                                     (1.1)        (1.0)
  Long-term debt proceeds                             5.5          3.7
  Long-term debt payments                           (55.3)        (1.5)
                                                 --------     --------
    Cash provided (used) by financing
     activities                                     (44.3)         4.4
                                                 --------     --------

Net change in cash and cash equivalents             (50.1)       (21.7)
Cash and cash equivalents - beginning of period      63.7         36.9
                                                 --------     --------
Cash and cash equivalents - end of period           $13.6        $15.2
                                                 ========     ========


            See the accompanying notes to financial statements.

                     FISHER SCIENTIFIC INTERNATIONAL INC.
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

    Fisher Scientific International Inc.'s ("Fisher" or the "Company") operations are conducted by wholly owned and majority-owned subsidiaries, joint ventures, equity interests and agents, located in North and South America, Europe, the Far East, the Middle East, Africa and Australia. The Company's activities relate principally to one business segment -- scientific and clinical products. This includes operations engaged in the supply, marketing, service and manufacture of scientific, clinical, educational and occupational health and safety products.

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

     Also effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement allowed for, and the Company retained, the current method of accounting for employee stock-based compensation arrangements in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees". The new standard did not have a material effect on the Company's financial statements.

NOTE 3 - INVENTORIES

     On January 1, 1996, the Company changed its method of accounting for substantially all inventories of its newly acquired subsidiary Curtin Matheson Scientific Inc. (approximately $84 million) from the first-in, first-out (FIFO) method to the last-in, first-out (LIFO) method to conform CMS's accounting policies with that of Fisher Scientific Company, the Company's principal United States operating subsidiary. The Company believes the LIFO method better matches current costs with current selling prices.
The change did not have a significant effect on the results of operations.

NOTE 4 - DEBT

                                              September 30,  December 31,
                                                   1996         1995
                                                 --------     --------
                                                       in millions

Bank Credit Facility                               $113.4       $161.5
7 1/8% Notes (net of a discount
 of $1.2 million at September 30, 1996
 and December 31, 1995)                             148.8        148.8
Convertible subordinated notes                         --        125.0
Capital lease obligations                             6.1          7.8
Other                                                16.1         14.9
Less current portion of long-term debt               (7.9)       (11.7)
                                                 --------     --------
                                                   $276.5       $446.3
                                                 ========     ========

   On June 12, 1996, the Company called for the redemption of its $125 million step-up convertible subordinated notes due 2003, at a price of 103.65% of principal, plus accrued interest. The notes could also be converted into common stock at a conversion price of $35 1/8 per share. On June 25, 1996, approximately 97%, or $121.6 million, of the notes were converted into 3,463,154 shares of the Company's common stock. On July 2, 1996, the Company redeemed the remaining notes for $3.5 million plus accrued interest. The conversion resulted in an increase in stockholders' equity and a reduction in long-term debt of approximately $125 million.

NOTE 5 - STOCKHOLDERS' EQUITY


                                           Capital
                                           in
                                 Common    Excess of                     Retained
                                 Stock     Par Value         Other       Earnings     Total
                                 -----     ---------         -----       --------    -------
                                                         in millions

Balance, December 31, 1995        $0.2       $135.5          $(2.8)       $93.1      $226.0

  Net Income                        --           --            --          24.4        24.4

  Proceeds from stock options       --          6.6            --            --         6.6

  Tax benefit from exercise
   of stock options                 --          1.3            --            --         1.3

  Dividends ($0.06 per share)       --           --            --          (1.1)       (1.1)

  Other                             --           --          (7.7)           --        (7.7)

  Conversion of Convertible
   Subordinated Notes               --        125.4            --            --       125.4
                                 -----       ------          -----        ------     ------
Balance, September 30, 1996       $0.2       $268.8         $(10.5)       $116.4     $374.9
                                 =====       ======          =====        ======     ======

On September 18, 1996, Fisher's Board of Directors declared a quarterly cash dividend of $0.02 per share, payable October 17, 1996 to shareholders of record October 3, 1996.

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

RESULTS OF OPERATIONS

  SALES

     Sales for the three and nine months ended September 30, 1996 increased 62% and 67% to $541.0 million and $1,589.2 million, respectively, from $333.7 million and $951.7 million for the comparable periods in 1995. The sales increases in both periods primarily reflect sales of the laboratory supplies division of Fisons plc acquired in October 1995, which consisted of Curtin Matheson Scientific Inc. ("CMS") and Fisons Scientific Equipment Ltd. ("FSE" -now named Fisher Scientific U.K. Ltd.), as well as growth in Fisher's historical North American operations.

  GROSS PROFIT

     Fisher's gross profit for the three and nine month periods ended September 30, 1996 increased 62% and 60% to $146.4 million and $424.9 million, respectively, from $90.1 million and $265.4 million for the comparable periods in 1995, primarily resulting from the aforementioned sales growth.

      Gross profit as a percent of sales for the three and nine month periods ended September 30, 1996 was 27.1% and 26.7%, respectively, compared with 27.0% and 27.9% for the corresponding periods in 1995. The decrease in gross profit as a percent of sales for the nine months ended September 30, 1996 reflects the inclusion of lower gross margins associated with the recently acquired CMS and FSE businesses (including $1.0 million of costs associated with the revaluation of acquired inventory) partially offset by improvements in gross margins of Fisher's historical North American operations. The slight increase in gross profit as a percent of sales for the three months ended September 30, 1996 is due to an increase in the effect of the improvements at the historical North American operations throughout the year.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense for the three and nine months ended September 30, 1996 increased 51.1% and 59.4% to $121.0 million and $358.4 million, respectively, from $80.1 million and $224.9 million for the comparable periods in 1995. These increases resulted from the inclusion of selling, general and administrative expenses of recently acquired businesses, nonrecurring costs to integrate CMS into Fisher and nonrecurring costs associated with the implementation of the restructuring plan that began in the third quarter of 1995. Certain costs resulting from the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other one-time and redundant costs, which should be eliminated as the restructuring plan is fully implemented, are recognized as incurred. For the three and nine month periods ended September 30, 1996, approximately $4.6 million and $14.6 million, respectively, of such charges have been recorded and are included in selling, general and administrative expense.

     Operations outside of the United States continue to have significantly higher selling, general and administrative expense as a percentage of sales as compared with that of Fisher's domestic operations. These higher costs are being incurred as part of a plan to develop an integrated worldwide supply capability, the benefit of which has not been realized.

  INCOME FROM OPERATIONS

     Income (loss) from operations for the three and nine month periods ended September 30, 1996 increased to $25.4 million and $66.5 million, respectively, compared with ($24.3) million and $6.2 million for the corresponding periods in 1995. These increases reflect the effect of the restructuring charge of $34.3 million recorded in the third quarter of 1995 as well as the factors described above.

  INTEREST EXPENSE

     Interest expense for the three and nine month periods ended September 30, 1996 increased to $5.7 million and $22.1 million, respectively, from $2.4 million and $7.2 million for the comparable periods in 1995. The increases primarily reflect interest on borrowings used to finance the acquisition of CMS and FSE in the fourth quarter of 1995 partially offset by the June 1996 redemption of the Company's $125 million step-up convertible notes discussed below.

  OTHER (INCOME) EXPENSE, NET

     Other (income) expense, net for the three month period ended September 30, 1996 increased to ($1.5) million from ($0.1) million for the comparable period in 1995. This increase is primarily due to $1.5 million of gains on sales of fixed assets, $0.7 million of which are due to fixed assets sales related to the restructuring plan. Other (income) expense, net for the nine month period ended September 30, 1996 decreased to ($0.4) million from ($2.0) million as the gains on sales of fixed assets discussed above were offset by reduced income from an inactive insurance subsidiary and by other expenses.

  INCOME TAX PROVISION

     The income tax provision for the three and nine month periods ended September 30, 1996 increased to $9.7 million and $20.4 million, respectively, compared with an income tax benefit of $10.8 million and $0.2 million for the corresponding periods in 1995. The effective tax rate for the nine months ended September 30, 1996 increased to 45.5% compared with (20.0%) for the same period in 1995. The effective tax rate for the comparable period in 1995 was benefited by certain domestic net operating loss carryforwards.

  NET INCOME

     Net income (loss) for the three and nine months ended September 30, 1996 increased to $11.5 million and $24.4 million, respectively, from ($15.8) million and $1.2 million for the comparable periods in 1995 as a result of the factors discussed above.

  LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1996, the Company's operations provided $21.3 million of cash compared with the $2.0 million of cash used during the same period in 1995. This $23.3 million increase in cash flow from operations primarily resulted from an increase in net income adjusted for depreciation and amortization, deferred income taxes and the noncash restructuring charges. The Company's operating working capital (defined as receivables plus inventories less accounts payable and accrued liabilities) increased to $188.9 million at September 30, 1996 from $162.1 million at December 31, 1995. The increase in operating working capital is primarily due to increases in receivables which were due to increases in sales volume and the impact of the integration of CMS into Fisher.

     Excluding the effect, if any, of future acquisitions and anticipated temporary inventory duplications as the Company completes its consolidation and relocation of logistical functions, the Company's operating working capital requirements are not anticipated to increase substantially throughout the remainder of 1996.

     During the nine months ended September 30, 1996, the Company used $27.1 million of cash for investing activities compared with $24.1 million for the same period in 1995. The increase in cash used for investing activities is primarily due to increases in capital expenditures. For the nine months ended September 30, 1996 the Company's capital expenditures increased to $24.4 million from $17.2 million for the comparable period in 1995, reflecting capital expenditures associated with the consolidation and relocation of logistical and administrative functions.

     During the nine months ended September 30, 1996, the Company's financing activities used $44.3 million compared with providing $4.4 million in the same period in 1995. This change is primarily due to approximately $48 million in prepayments of the Company's bank credit facility. The Company may continue to prepay this debt to the extent of its surplus cash.

     On June 12, 1996, the Company called for the redemption of its $125 million step-up convertible subordinated notes due 2003, at a price of 103.65% of principal, plus accrued interest. The notes could also be converted into common stock at a conversion price of $35 1/8 per share. On June 25, 1996, approximately 97%, or $121.6 million, of the notes were converted into 3,463,154 shares of the Company's common stock. On July 2, 1996, the Company redeemed the remaining notes for $3.5 million plus accrued interest. The conversion resulted in an increase in stockholders' equity and a reduction in long-term debt of approximately $125 million.

     Fisher expects that cash flows from operations, together with cash and cash equivalents on hand and funds available under existing credit facilities, will be sufficient to meet ongoing operating and capital expenditure requirements.

     On September 18, 1996, Fisher's Board of Directors declared a quarterly cash dividend of $.02 per share, payable October 17, 1996 to shareholders of record October 3, 1996.

                          PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              Exhibit 11 - Computation of Earnings Per Common Share for the Three and Nine Months Ended September 30, 1996 and 1995.

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K:

              None.

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FISHER SCIENTIFIC INTERNATIONAL INC.


Date:   November 13, 1996         /S/ PAUL F. PATEK
        -----------------         -------------------------------------
                                  PAUL F. PATEK
                                  Vice President - Controller

_______________________________________________________________________________
_______________________________________________________________________________




                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                   _________________



                         FISHER SCIENTIFIC INTERNATIONAL INC.

                                       EXHIBITS

                                          TO

                                      FORM 10-Q

                       for the quarter ended September 30, 1996



_______________________________________________________________________________
_______________________________________________________________________________

                                  EXHIBIT INDEX



EXHIBIT NO.        DESCRIPTION                                  PAGE

    11             Computation of Earnings                       17
                   Per Common Share for the
                   Three and Nine Months Ended
                   September 30, 1996 and 1995

    27             Financial Data Schedule                       18