Form 10-K
period 1996-12-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1997-03-27
CIK 880430

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-K

(MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE TRANSITION PERIOD FROM
              ---------------------------- TO
              ----------------------------
                        COMMISSION FILE NUMBER 1-10920.
                      FISHER SCIENTIFIC INTERNATIONAL INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                       02-0451017
  (State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)       Identification No.)

     LIBERTY LANE, HAMPTON, NH                03842
  (Address of principal executive           (Zip Code)
             offices)

     Registrant's telephone number, including area code:
                       (603) 926-5911

 Securities registered pursuant to Section 12(b) of the Act:


                                      NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS            ON WHICH REGISTERED
-----------------------------------  ------------------------
      Common Stock, par value        New York Stock Exchange
          $.01 per share

    Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997 was approximately $894,570,455.

    The number of shares of Common Stock outstanding as of March 14, 1997 was 20,185,708.

    Documents Incorporated by Reference: Portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1997 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS
INTRODUCTION

    Fisher Scientific International Inc. ("Fisher" or the "Company") is a world leader in serving science. Fisher provides more than 245,000 products and services to research, healthcare, industrial, educational and governmental markets in 145 countries. The Company serves scientists engaged in biomedical, biotechnology, pharmaceutical, chemical and other fields of research and development, and is a supplier to clinical laboratories, hospitals, healthcare alliances, physicians' offices, environmental testing centers, remediation companies, quality-control laboratories and many other customers. Fisher also represents customers as a third-party purchaser and integrator of suppliers of scientific products, maintenance, repair and operating ("MRO") materials and other products. Fisher was formed in September 1991, although the business conducted by its principal operating subsidiary, Fisher Scientific Company, has been in continuous operation since 1902 and traces its roots to 1851. Fisher's principal executive offices are located at Liberty Lane, Hampton, New Hampshire 03842, and its telephone number is (603) 926-5911.

THE INDUSTRY

    Fisher's market consists of five principal sectors: (i) scientific research and development activities conducted by biotechnology, pharmaceutical, chemical, environmental and other entities; (ii) hospitals and physicians' offices that perform diagnostic tests on patients, (iii) commercial and national reference laboratories; (iv) educational activities in research institutes, medical schools, universities, colleges, elementary and secondary schools; and (v) users of MRO materials and occupational health and safety products in production and other activities.

PRODUCTS AND SERVICES

    Fisher currently has over 245,000 products available for delivery from its electronic and other order-entry systems and is continuously expanding and refining its product offerings to provide its customers with a complete array of laboratory and clinical testing supplies. In addition to supplying leading brands of instruments, supplies and equipment, Fisher offers research chemicals, clinical consumables, instruments, diagnostics, and laboratory workstations of its own manufacture.

    FISHER PRODUCTS. Fisher's product portfolio is comprised of self-manufactured, proprietary and sourced products. Proprietary offerings include both private label Fisher branded products as well as other franchised products sold exclusively through the Company's worldwide distribution network. Fisher's self-manufactured and proprietary products account for approximately 40% of sales.

    SALES AND CUSTOMER SERVICE PROFESSIONALS. In order to reduce the complexity of today's scientific research and clinical testing product offerings, Fisher provides customer support through a worldwide sales and customer service network. Fisher's direct sales force consists of over 1,000 account representatives and product/systems sales specialists worldwide. Most of the members of Fisher's direct sales force have scientific or medical backgrounds, which enable them to provide technical assistance to the end users of Fisher products. In addition to performing traditional selling functions, these representatives provide the basis for a market-driven development program for new products and services by identifying customer needs and utilizing the Company's accumulated technical expertise to translate those needs into new services or products, which may be manufactured by either Fisher or its suppliers. In addition, Fisher's customer service organization includes over 1,000 representatives worldwide. These customer service representatives, supported by a scientific and technical staff, respond to end-user product or application questions and assist Fisher's customers with efficient order entry and order expediting. In response to customers' efforts to improve purchasing efficiencies, Fisher has developed the computerized order-entry systems described in "Electronic Commerce" below.

    ELECTRONIC COMMERCE. Fisher expanded its role as an industry leader in the development and deployment of electronic commerce solutions through the formation of Fisher Technology Group ("FTG"). This business unit was established to commercialize software and related services developed by Fisher. Organizations are utilizing these offerings to implement advanced supply-chain-management techniques that enable procurement to be automated for improved service at lower total cost. These Internet, intranet and client/ server solutions are an extension of FTG's widely used Requisition and Inventory Management System (RIMS). The applications contain full graphics and text display, and provide search, retrieval, order-management and transaction-processing functions. CORNERSTONE allows buyers and suppliers to create public or private web sites to support their business-to-business transactions. PROCURENET (www.procurenet.com), a public mall owned and operated by FTG, utilizes the CORNERSTONE architecture to provide the general commercial community access to the electronic storefronts of its supplier tenants. More than 90,000 products are currently available on PROCURENET. SUPPLYLINK provides the same capability in a client/server environment. All of these applications support multiple commodities and suppliers, and facilitate just-in-time delivery, integrated supply, vendor-base consolidation and product standardization.

    THE FISHER CATALOG. THE FISHER CATALOG has been published for over 89 years and is a standard reference for the scientific community worldwide. In 1995, Fisher established an Internet site (Fisher1.com) which currently features THE FISHER CATALOG, THE FISHER CHEMICAL CATALOG, THE FISHER SAFETY CATALOG, THE ACROS ORGANICS CATALOG, and the CURTIN MATHESON HEALTHCARE PRODUCTS CATALOG, as well as other product, safety and general information -- all in electronic form for quick and easy access. More than 100,000 items and over 25,000 images representing 6,000 catalog pages can be browsed. New products are continuously added, making the Fisher suite of catalogs a dynamic library, one of the most complete and up-to-date sources of laboratory and safety products available. Fisher customers now have the ability to place their orders electronically through an intuitive, integrated and easy-to-use process. Fisher also continues to publish several international catalogs to support its growing worldwide presence. More than one million copies of the Company's various catalogs are produced biannually, with supplements tailored to specific market segments such as biotechnology, research chemicals, educational materials and occupational health and safety.

COMPETITION

    Fisher's competitors include a wide range of suppliers and manufacturers that sell their own products directly to end users. The principal means of competition in the markets Fisher serves are systems capabilities, breadth and exclusivity of product offerings, price and service.

PATENTS, TRADEMARKS AND LICENSES

    Fisher owns or licenses a number of patents and patent applications that are important to its businesses. Fisher has more than 200 registered and unregistered service marks and trademarks for its products and services. Some of its more significant marks include CORNERSTONE, FISHER RIMS, PROCURENET, SUPPLYLINK, UNIKIX, WEBKIX, ACCUMET, ACROS, BIOCHEMICAL SCIENCES, CHEMALERT, CHEMGUARD, CHEMPURE, CMS, CURTIN MATHESON SCIENTIFIC, ENVIROWARE, EQUAFUGE, EQUATHERM, FISHERBIOTECH, FISHERBRAND, FISHER DIAGNOSTICS, FISHER HEALTHCARE, FISHER SAFETY, FISHER SCIENTIFIC, GASTRAK, HAMILTON, HISTOPREP, ISOTEMP, MARATHON, MICROPROBE, OPTIMA, PACIFIC HEMOSTASIS, and VALUTRAK.

CUSTOMERS, SEASONALITY AND BACKLOG

    Fisher's sales are not materially dependent upon any single customer or any few customers. The Company's customers range in size from start-up companies, hospital purchasing consortiums, and government agencies to nationally and internationally recognized scientific research, medical and educational institutions. Fisher's sales are generally related to applicable research and development spending and to clinical testing practices and are therefore not seasonal to any significant extent. In addition, no material portion of Fisher's business is subject to renegotiation of profits or termination at the election of the United States Government. Because Fisher's products are, in most cases, sold for immediate shipment, there are no significant backlogs.

SUPPLIERS

    The Company distributes laboratory instruments, supplies and equipment obtained from over 3,200 manufacturers. Manufacturers generally offer these products to distributors on substantially similar terms. Although certain products are available from only a limited number of manufacturers, Fisher does not anticipate that it will be unable to purchase any of the products it distributes. The Company's largest supplier represents approximately 16% of 1996 sales.

ENVIRONMENTAL MATTERS

    Some of Fisher's operations involve the handling, manufacture or use of substances that are classified as toxic or hazardous substances within the meaning of applicable environmental laws. Consequently, some risk of environmental and other damage is inherent in particular operations and products of Fisher, as it is with other companies engaged in similar businesses, and there can be no assurance that material damage will not occur or be discovered to have occurred or be determined to be material in the future. The Company is currently involved in various stages of investigation and remediation relative to environmental protection matters.

    The Company maintains two facilities in the State of New Jersey, in Fair Lawn and Bridgewater, that are the subject of administrative consent orders, issued pursuant to New Jersey's Environmental Clean-Up and Responsibility Act ("ECRA") (now called the Industrial Site Recovery Act ("ISRA")), in connection with prior transfers of a controlling interest in the Company, which require that certain remediation and other activities be undertaken at these sites. The Fair Lawn facility is also part of a site listed on the "Superfund" National Priority List under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Fisher has also been notified that it is among the potentially responsible parties under CERCLA or similar state laws for the costs of investigating and/or remediating contamination caused by hazardous materials at certain other sites. The Company's non-Superfund liabilities for environmental matters are principally related to compliance with ECRA/ISRA administrative consent orders and other environmental regulatory requirements such as the Clean Air Act, the Clean Water Act and other generally applicable requirements.

    The potential costs related to environmental matters and the possible impact on future operations are difficult to predict given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company's responsibility. Accruals for environmental liabilities are recorded, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon management's knowledge to date and its experience with the foregoing environmental matters, and include potential costs for investigation, remediation, operation and maintenance of cleanup sites and related capital expenditures. Accrued liabilities for environmental matters were $37.6 million and $35.6 million at December 31, 1996 and 1995, respectively. Although these amounts do not include third-party recoveries, certain sites may be subject to indemnification. In view of the Company's financial position and the environmental accruals established, management does not believe that the ultimate liability related to these environmental matters will have a material adverse effect on the Company's financial statements. However, future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies or changes in the conduct of Fisher's operations, may give rise to additional compliance costs which could have a material adverse effect on the Company's financial statements.

    Fisher spent approximately $2.2 million and $1.9 million during the years ended December 31, 1996 and 1995, respectively, on remediation and related environmental monitoring and compliance. Amounts expensed for environmental matters, including compliance costs under the existing administrative consent orders, for installation and operation of groundwater treatment systems and other planned expenses, are expected to average between $2 million and $3 million per year. See "Cautionary Factors Regarding Forward-Looking Statements".

EMPLOYEES

    As of December 31, 1996, Fisher had approximately 6,600 full-time employees. Fisher considers relations with its employees to be satisfactory. Fisher has several labor contracts, none of which is considered material to its business as a whole. From time to time, union actions have been threatened or taken. However, management does not believe such actions have had, or will have a material adverse effect on the financial statements of the Company or on the Company's ability to serve its customers.

EXECUTIVE OFFICERS OF FISHER

    Set forth below is information with respect to each executive officer of Fisher, each of whom was first elected in 1991, except as indicated.

NAME AND TITLE                              AGE      BUSINESS EXPERIENCE
--------------------------------------      ---      ----------------------------------------------------------
Paul M. Montrone......................          55   President of General Chemical from prior to 1992 to 1994
President and Chief Executive Officer                and Chairman of the Board of General Chemical since 1994.
                                                     Vice Chairman of the Board of Abex from 1992 to 1995.
                                                     Member of the Board of Directors of WMX Technologies, Inc.

Paul M. Meister.......................          44   Senior Vice President of Abex from 1992 to 1995. Member of
Senior Vice President -- Chief                       the Board of Directors of Power Control Technologies Inc.,
Financial Officer and Treasurer                      General Chemical, Minerals Technologies, Inc. and
                                                     Wheelabrator Technologies Inc.

Michael J. Quinn......................          53   President of Fisher Scientific Company, a subsidiary of
President -- Fisher Scientific Company               Fisher, since 1995. Executive Vice President of Bergen
                                                     Brunswig Corporation (pharmaceutical distribution) from
                                                     1994 to 1995. President of OCP America (pharmaceutical
                                                     distribution) from prior to 1992 to 1993 and President and
                                                     Chief Executive Officer from 1993 to 1994.

Denis N. Maiorani.....................          48   President of Fisher Scientific Worldwide Inc., a
President -- Fisher Scientific                       subsidiary of Fisher, since July 1996. President of Fisher
Worldwide Inc.                                       Scientific Europe Limited from January 1996 to July 1996.
                                                     Consultant to Fisher from 1995 to January 1996. President
                                                     of Robertson-Ceco Corporation (building-components
                                                     manufacturer) from 1992 to 1995.

Francis M. Scricco....................          47   Vice President of Fisher and President of Fisher Products
President -- Fisher Products Group                   Group, a division of Fisher, since 1994. President and
                                                     Chief Executive Officer of Whirlpool Corporation's Inglis
                                                     Ltd. Canadian subsidiary (consumer products) from 1992 to
                                                     1994.

NAME AND TITLE                              AGE      BUSINESS EXPERIENCE
--------------------------------------      ---      ----------------------------------------------------------
John R. Sasso.........................          49   Vice President and Chief Administrative Officer of Fisher
Vice President -- Chief Administrative               since June 1996. President of Advanced Strategies (public
Officer                                              affairs and communication consulting) from prior to 1992
                                                     to June 1996. Member of the Board of Directors of the
                                                     Federal National Mortgage Association (Fannie Mae).

Joseph P. Bolduc......................          53   Vice President and Chief Information Officer of Fisher
Vice President -- Chief Information                  since October 1996. Regional Consulting Manager of Oracle
Officer                                              Corporation (computer software) from 1995 to October 1996.
                                                     Corporate Vice President of Spiegel, Inc. (catalog
                                                     merchandiser/retailer) from prior to 1992 to 1995.

Francis J. Melly......................          63   Vice President of Fisher since 1994. Vice President --
Vice President                                       Information Systems & Services of Fisher Scientific
                                                     Company from prior to 1992 to 1994.

Paul F. Patek.........................          37   Vice President and Controller of Fisher since February
Vice President -- Controller                         1996. Group Controller of Fisher and Senior Vice President
                                                     -- Finance of Fisher Scientific Company from 1994 to
                                                     February 1996. Manager of Corporate Finance of Chrysler
                                                     Corporation from prior to 1992 to 1994.

Todd M. DuChene.......................          33   Vice President, General Counsel and Secretary of Fisher
Vice President -- General Counsel and                since November 1996. Senior Vice President, Secretary and
Secretary                                            General Counsel of OfficeMax, Inc. (retailer) from 1995 to
                                                     November 1996 and Vice President, Secretary and General
                                                     Counsel from 1994 to 1995. Associate at Baker & Hostetler
                                                     (law firm) from prior to 1992 to 1994.

ITEM 2. PROPERTIES

    Fisher's principal executive offices are located in Hampton, New Hampshire. Fisher believes that its property and equipment are generally well maintained, in good operating condition and adequate for its present needs. The inability to renew any short-term real property lease by Fisher or any of its subsidiaries would not have a material adverse effect on Fisher's financial statements.

    The following table identifies Fisher's principal facilities, which are owned in fee unless otherwise indicated:

U.S. LOGISTICS FACILITIES
  Santa Clara, California (a)                 Agawam, Massachusetts
  Denver, Colorado                            Bridgewater, New Jersey
  Delmar (Newark), Delaware                   Somerville, New Jersey
  Suwanee, Georgia (a)                        Dallas, (Plano) Texas
  Itasca, Illinois (a)                        Houston, Texas
  Florence, Kentucky

NON-U.S. FACILITIES
  Geel, Belgium                               Offices, Logistics and Manufacturing
                                                Center
  Edmonton, Alberta, Canada                   Offices and Logistics Center
  Whitby, Ontario, Canada                     Logistics Center
  Maurepas, France                            Offices and Logistics Center
  Kamen, Germany (a)                          Logistics Center
  Kuala Lumpur, Malaysia (c)                  Offices and Logistics Center
  Guadalajara, Mexico                         Offices and Logistics Center
  Singapore (a)                               Offices and Logistics Center
  Loughborough, United Kingdom                Offices, Logistics and Manufacturing
                                                Center

OTHER PROPERTIES
  Hampton, New Hampshire (a)                  Corporate Offices
  Fair Lawn, New Jersey                       Manufacturing
  Rochester, New York                         Manufacturing
  Ottawa, Ontario, Canada                     Offices
  Pittsburgh, Pennsylvania (b)                Offices and Data Center
  Two Rivers, Wisconsin                       Offices and Manufacturing Center

------------
(a) Leased

(b) One property owned, three leased

(c) One property owned, two leased

ITEM 3.  LEGAL PROCEEDINGS

    There are various lawsuits and claims pending against Fisher and certain of its subsidiaries. In the opinion of Fisher's management, Fisher's ultimate liability with respect to these matters, if any, will not have a material adverse effect on Fisher's financial statements.

    Fisher is subject to the jurisdiction of various regulatory agencies including, among others, the United States Food and Drug Administration and the Agency for International Development. Various governmental agencies conduct investigations from time to time to examine matters relating to the Company's operations. The Company's management believes that such investigations, individually and in the aggregate, will not have any material adverse effect upon the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Fisher common stock ("Common Stock") is listed on the New York Stock Exchange (the "NYSE") under the trading symbol FSH. The following table sets forth the high and low closing sale prices of the Common Stock, as reported by the NYSE for each of the quarterly periods listed:

                                                                                            HIGH        LOW
                                                                                         ----------  ----------

YEAR ENDED DECEMBER 31, 1995
  First Quarter........................................................................        30 7/8       24 5/8
  Second Quarter.......................................................................        33 1/8       29 1/4
  Third Quarter........................................................................        33 3/4       28 7/8
  Fourth Quarter.......................................................................        34 3/4       28 5/8

YEAR ENDED DECEMBER 31, 1996
  First Quarter........................................................................        38 1/4       33 7/8
  Second Quarter.......................................................................        41 1/4       36 1/2
  Third Quarter........................................................................        42 1/4       35 1/4
  Fourth Quarter.......................................................................        47 1/8       39 5/8

YEAR ENDED DECEMBER 31, 1997
  First Quarter (through March 14, 1997)...............................................        47           42 1/4

HOLDERS

    As of March 14, 1997, there were approximately 208 holders of record of the Common Stock.

DIVIDENDS

    The Company paid a quarterly cash dividend of $.02 per share for each of the quarterly periods of fiscal 1996 and 1995. The Company anticipates paying regular quarterly dividends of $.02 per share. Although management believes that such a dividend is appropriate, this policy will be reviewed by Fisher's Board of Directors (the "Fisher Board") from time to time in light of, among other things, Fisher's earnings, financial position and other relevant business conditions. No dividend will be payable unless declared by the Fisher Board and funds are legally available for payment. The Company's current bank facilities have restrictions on dividends above current levels if certain financial ratios are not achieved. At December 31, 1996, retained earnings were free from dividend restrictions.

ITEM 6.  SELECTED FINANCIAL DATA

    This summary of selected financial data for the five years in the period ended December 31, 1996 should be read in conjunction with the Financial Statements presented elsewhere herein. See Notes 1 and 2 of Notes to Financial Statements for a further discussion of the basis of presentation, principles of consolidation and defined terms.

                                                                    YEAR ENDED DECEMBER 31,
                                                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                  ------------------------------------------------------------
                                                     1996      1995(c)       1994        1993         1992
                                                  ----------  ----------  ----------  -----------  -----------
INCOME STATEMENT DATA:
Sales...........................................  $  2,144.4  $  1,435.8  $  1,126.7  $     978.4  $     813.8
Gross profit (b)................................       578.5       386.9       318.9        292.7        256.9
Selling, general and administrative
 expense(b).....................................       483.9       334.4       255.0        232.0        210.7
Restructuring charge (a)........................      --            34.3      --          --           --
Income from operations..........................        94.6        18.2        63.9         60.7         46.2
Interest expense................................        27.1        15.0         9.0          7.9          1.9
Income tax provision............................        30.8         1.1        27.0         25.2         20.6
Net income (a) (b)..............................        36.8         3.2        35.7         32.6         26.8

SHARE DATA:
Net earnings per common share: (d)
  Primary.......................................  $     1.96  $     0.19  $     2.18  $      2.00  $      1.66
  Fully diluted.................................        1.87        0.19        2.00         1.88         1.65
Weighted average shares outstanding: (d)
  Primary.......................................        18.8        16.4        16.4         16.3         16.1
  Fully diluted.................................        20.8        16.4        19.9         19.3         16.3
Dividends declared per common share.............  $      .08  $      .08  $      .08  $       .08  $       .08

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital.................................  $    259.8  $    284.0  $    162.8  $     162.4  $      72.4
Total assets....................................     1,262.7     1,270.5       722.5        673.8        533.6
Long-term debt (e)..............................       281.5       446.3       128.4        128.1         43.3
Stockholders' equity (e)........................       386.2       226.0       218.6        181.2        151.2

------------
(a) During the third quarter of 1995, Fisher recorded a $34.3 million ($20.3 million, net of tax) restructuring charge. The charge is primarily related to the elimination and in some cases relocation of certain administrative functions, a sales force reorganization, and the global consolidation of certain domestic, Canadian and international logistics and customer service facilities and systems. See Note 18 of Notes to Financial Statements for additional discussion.

(b) In addition to the restructuring charge, certain nonrecurring and redundant costs associated with the 1995 restructuring plan and the integration of Curtin Matheson Scientific Inc. ("CMS") were expensed as incurred and are included in the income statement. Approximately $19.4 million and $15.7 million of such costs were incurred in 1996 and 1995, respectively, with $18.2 million and $14.5 million of these costs recorded in selling, general and administrative expense. In both years $1.2 million was recorded in cost of sales. A gain of ($0.7) million on the sale of property, plant and equipment related to the restructuring plan was also recognized and included in other income, net in 1996.

(c) On October 17, 1995, Fisher acquired CMS and Fisons Scientific Equipment ("FSE") from Fisons plc. The operations of CMS and FSE have been included in Fisher's consolidated financial statements from the date of acquisition. See
    Note 3 of Notes to Financial Statements for additional discussion.

(d) Net earnings per common share for 1992 reflect the sale by the Company of 975,000 shares of common stock in connection with the sale by its former parent, on March 25, 1992, of its remaining 6.5 million shares of Fisher Common Stock.

(e) In 1996, the Company issued a notice of redemption for its $125 million step-up convertible subordinated notes due 2003. Approximately 97%, or $121.6 million, of the notes were converted into 3,463,154 shares of the Company's Common Stock and the remaining notes were redeemed by the Company. The conversion of the debt and associated accrued interest and subsequent redemption resulted in an increase in stockholders' equity and a reduction in long-term debt of approximately $125 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

    Fisher Scientific International Inc. ("Fisher" or the "Company") was formed in September 1991. The Company's operations are conducted by wholly-owned and majority-owned subsidiaries, joint ventures, equity interests and agents, located in North and South America, Europe, the Far East, the Middle East and Africa. The Company's activities relate principally to one business segment -- scientific and clinical products. This includes operations engaged in the supply, marketing, service and manufacture of scientific, clinical, educational and occupational health and safety products, and maintenance, repair and operating ("MRO") materials.

    On October 17, 1995, Fisher acquired the principal businesses of the laboratory supplies division of Fisons plc. ("Fisons") in a transaction accounted for as a purchase. The Company purchased the outstanding stock of Curtin Matheson Scientific Inc. ("CMS"), headquartered in Houston, Texas, and substantially all of the net assets of Fisons Scientific Equipment ("FSE"), a division of Fisons with headquarters in Loughborough in the United Kingdom. CMS is a supplier of diagnostic test kits, equipment and laboratory supplies to integrated health care organizations, managed care organizations, national and independent reference laboratories, and physicians' office laboratories where human specimens are tested for subsequent diagnosis, as well as a supplier to the scientific research community. FSE is a leading supplier of laboratory products in the United Kingdom and also serves markets throughout Europe, Africa, the Middle East and the Far East. The Company intends to use these businesses to expand its operations in the clinical laboratory market, enhance its position in the North American scientific research laboratory market and complement its international growth strategy. During 1996 and 1995, Fisher made certain smaller acquisitions of laboratory products distributors and other businesses. See Note 3 of Notes to Financial Statements. All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in Fisher's consolidated financial statements from their respective dates of acquisition.

RESULTS OF OPERATIONS

  1996 AS COMPARED WITH 1995

    SALES

    Sales for the year ended December 31, 1996 increased 49% to $2,144.4 million from $1,435.8 million for the comparable period in 1995. The sales increase primarily reflects sales of CMS and FSE, acquired in October 1995, as well as growth in North American distribution. Excluding the effect of acquisitions, the Company believes that its continued focus on enhancement of operating margins could lead to a slowdown in the rate of North American distribution sales growth in 1997.

    GROSS PROFIT

    Fisher's gross profit for the year ended December 31, 1996 increased 50% to $578.5 million from $386.9 million for the comparable period in 1995. The increase in gross profit is attributable primarily to the aforementioned sales growth.

    Gross profit as a percent of sales was 27.0% for the year ended December 31, 1996 and remained consistent with that of the same period in 1995. Lower gross margins associated with recently acquired businesses were offset by improvements in gross margins of Fisher's historical North American operations.

Excluding the effect of acquisitions, gross profit as a percent of sales is not expected to change significantly in 1997. Both 1996 and 1995 include $1.2 million of costs associated with the revaluation of CMS and FSE acquired inventory.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense for the year ended December 31, 1996 increased 45% to $483.9 million from $334.4 million for the comparable period in 1995. The increase reflects the inclusion of selling, general and administrative expenses of recently acquired businesses, growth in base North American distribution operations, nonrecurring costs to integrate CMS into Fisher and nonrecurring costs associated with the implementation of the restructuring plan that began in the third quarter of 1995 (see "Restructuring Charge" below).

    Operations outside of the United States continue to have significantly higher selling, general and administrative expense as a percentage of sales as compared with that of Fisher's domestic operations. These higher costs are being incurred as part of a plan to develop an integrated worldwide supply capability, the benefit of which has not been fully realized.

    RESTRUCTURING CHARGE

    In the third quarter of 1995, the Company recorded a pretax restructuring charge of $34.3 million. The restructuring plan (the "Plan"), which anticipated the integration of the former Fisons businesses with the Company, included the elimination and in some cases relocation of certain administrative functions, reorganization of the research sales force, and the consolidation and relocation of certain logistics and customer service systems and locations throughout the world. Implementation of the Plan is expected to be completed and the related accruals substantially expended by the end of 1997.

    Certain costs resulting from the temporary duplication of operations, relocation of inventories, relocation of employees, hiring and training new employees, other start-up costs and redundant costs, which will be eliminated as the Plan is implemented, were not included in the restructuring charge and are recognized as incurred. Approximately $18.2 million and $14.5 million of such charges have been recorded in 1996 and 1995, respectively, and are included in selling, general and administrative expense.

    INCOME FROM OPERATIONS

    Income from operations for the year ended December 31, 1996 increased to $94.6 million, compared with $18.2 million for the corresponding period in 1995. The increase reflects the effect of the restructuring charge of $34.3 million recorded in 1995 as well as the factors discussed above. The Company's operations outside of North America were not profitable, primarily as a result of costs associated with the continued development of the Company's worldwide supply capability and up-front infrastructure costs as discussed above in "Selling, General and Administrative Expense". The Company expects to recognize increasing benefits from these expenditures in 1997.

    INTEREST EXPENSE

    Interest expense of $27.1 million in 1996 increased by $12.1 million from the 1995 level. The increase principally reflects interest related to borrowings used to finance the acquisition of CMS and FSE in the fourth quarter of 1995, partially offset by the June 1996 conversion and redemption of the Company's $125 million step-up convertible notes. See "Liquidity and Capital Resources" below.

    NET INCOME

    Net income for the year ended December 31, 1996 increased to $36.8 million from $3.2 million for the comparable period in 1995 as a result of the factors discussed above.

  1995 AS COMPARED WITH 1994

    SALES

    Sales for the year ended December 31, 1995 increased 27% to $1,435.8 million from $1,126.7 million for the comparable period in 1994. The sales increase primarily reflects the inclusions of sales of acquired businesses and continued sales growth in the Company's North American distribution operations.

    GROSS PROFIT

    Fisher's gross profit for the year ended December 31, 1995 increased 21% to $386.9 million from $318.9 million for the comparable period in 1994. The increase in gross profit is attributable primarily to additional sales volume of recent acquisitions. The gross profit growth in the Company's base North American distribution businesses was partially offset by lower sales and gross margins of manufactured laboratory workstations. Gross profit as a percent of sales decreased to 26.9% for the year ended December 31, 1995 from 28.3% for the same period in 1994. This decrease primarily reflects lower gross margins associated with recently acquired businesses (including $1.2 million of costs associated with the revaluation of CMS and FSE acquired inventories) as well as lower margins in the laboratory workstation business.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense for the year ended December 31, 1995 increased 31% to $334.4 million from $255.0 million for the comparable period in 1994. The increase reflects the inclusion of selling, general and administrative expenses of recently acquired businesses, growth in base North American distribution operations, nonrecurring costs associated with the implementation of the restructuring plan (see "Restructuring Charge" below), costs to integrate CMS into Fisher and higher selling, general and administrative expenses related to operations outside the United States.

    Operations outside of the United States had significantly higher selling, general and administrative expense as a percentage of sales as compared with that of Fisher's domestic operations for the period. These higher costs are being incurred as part of a plan to develop an integrated worldwide supply capability, the benefit of which has not been realized.

    RESTRUCTURING CHARGE

    In the third quarter of 1995, the Company recorded a pretax restructuring charge of $34.3 million as previously discussed. Certain costs resulting from the temporary duplication of operations, relocation of inventories, relocation of employees, hiring and training new employees, other start-up costs and redundant costs, which will be eliminated as the Plan is implemented, are not included in the restructuring charge and are recognized in selling, general and administrative expense as incurred. Approximately $14.5 million of such charges were recorded in 1995 and are included in selling, general and administrative expense.

    INCOME FROM OPERATIONS

    Income from operations for the year ended December 31, 1995 decreased to $18.2 million, compared with $63.9 million for the corresponding period in 1994. The decrease primarily reflects the third-quarter restructuring charge, the associated nonrecurring costs and net losses from operations outside of North America. The Company's operations outside of North America were not profitable, primarily as a result of integration costs associated with the continued development of the Company's worldwide supply capability and up-front infrastructure costs as discussed above in "Selling, General and Administrative Expense".

    INTEREST EXPENSE

    Interest expense of $15.0 million in 1995 increased by $6.0 million from the 1994 level. The increase principally reflects interest related to borrowings associated with the CMS and FSE acquisition which the Company financed with bank debt. See "Liquidity and Capital Resources" below.

    OTHER INCOME, NET

    Other income, net for the year ended December 31, 1995 decreased $6.7 million to $1.1 million of income, from $7.8 million of income for the comparable period in 1994. Other income, net is lower primarily because of these factors: reduced income from an inactive insurance subsidiary, lower interest income as a result of lower cash and investment balances as compared with those of the prior year, a $2.0 million loss on an early extinguishment of debt due to a partial debt refinancing in 1995 and lower foreign exchange gains as a result of hedging certain currency exposures.

    NET INCOME

    Net income for the year ended December 31, 1995 decreased to $3.2 million from $35.7 million for the comparable period in 1994 due to factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 1996, the Company's operations generated $49.0 million of cash compared with $54.9 million in 1995. This decrease in cash flows from operating activities primarily reflects a decrease in cash flows from changes in working capital, offset by net income adjusted for noncash items. The decrease in cash flow from working capital was primarily attributable to receivables and accounts payable. The increase in receivables, which decreased cash flow, was due to increases in sales volume and the impact of the integration of CMS into Fisher. The decrease in accounts payable, which also decreased cash flow, was due to an unusually high balance at December 31, 1995 due to initial stocking for new product lines and timing of payments.

    The Company's operating working capital (defined as receivables plus inventories less accounts payable and accrued liabilities) increased to $194.2 million at December 31, 1996 from $162.1 million at December 31, 1995. This increase is primarily due to increases in receivables discussed above and increases in inventories due to sales volume and stocking related to new logistics centers in North America. Excluding the effect, if any, of future acquisitions and anticipated temporary inventory duplications as the Company completes the consolidation and relocation of certain of its logistical facilities in North America, the Company's working capital requirements are not anticipated to increase substantially in 1997.

    During the year ended December 31, 1996, the Company used $42.0 million for investing activities compared with $332.8 million for the same period in 1995. The decrease in cash used for investing activities is primarily attributable to the prior-year acquisition of CMS and FSE. The Company used $10.4 million and $326.6 million of cash for acquisitions during the years ended December 31, 1996 and 1995, respectively (see Note 3 of Notes to Financial Statements). During the years ended December 31, 1996 and 1995, the Company made capital expenditures of $40.7 million and $24.6 million, respectively. The increase in capital spending primarily related to the consolidation and relocation of logistical facilities in North America. Capital expenditures in 1997 are expected to show a similar increase over 1996 as the Company continues its consolidation and relocation of logistical facilities in North America and as it expands its logistical facilities in the Far East. The Company's investing activities were primarily funded by the Company's existing cash.

    Financing activities used $46.0 million in 1996 compared with providing $304.7 million in 1995. This change is due to 1995 borrowings used to finance the acquisition of CMS and FSE. See "Debt" below. In 1996 financing activities included approximately $25 million of long-term debt proceeds from and $74 million of long-term debt repayments of Fisher's bank credit facilities.

    Fisher expects 1997 cash flows from operations, together with cash on hand and funds available under existing credit facilities, will be sufficient to meet ongoing operating and capital expenditure requirements.

    DEBT

    At December 31, 1996, the Company's total debt was $296.1 million as compared with $458.0 million at December 31, 1995. On June 12, 1996, the Company issued a notice of redemption for its $125 million step-up convertible subordinated notes due 2003 at a price of 103.65% of principal, plus accrued interest. The notes could also be converted into common stock at a conversion price of $35 1/8 per share prior to the redemption date. On June 26, 1996, approximately 97%, or $121.6 million, of the notes were converted into 3,463,154 shares of the Company's Common Stock. On July 2, 1996, the Company redeemed the remaining notes for $3.5 million plus accrued interest. The conversion of the debt and associated accrued interest and subsequent redemption resulted in an increase in stockholders' equity and a reduction in long-term debt of approximately $125 million.

    As discussed above, in October 1995, Fisher purchased CMS and FSE in a transaction financed through $312 million of borrowings under new credit facilities (the "Credit Facilities"). Approximately $150.0 million of these borrowings was repaid with the proceeds of the December 13, 1995 Note Offering described below. Borrowings under the Credit Facilities were $116.8 million at December 31, 1996 and had an effective interest rate of approximately 7.3% in 1996. Of the amount outstanding at December 31, 1996, $69.5 million matures on October 17, 2001 and the remaining amount has scheduled payments over a six year period. At December 31, 1996, $168.2 million was available for additional borrowings and letters of credit under the Credit Facilities. All borrowings under the Credit Facilities bear interest at variable rates. At December 31, 1996, the rate was approximately 5.9%. The Credit Facilities have certain restrictive covenants customary in financing agreements of this type. The Company was in compliance with such covenants at December 31, 1996. The estimated fair market value of the borrowings at December 31, 1996 approximates the net carrying value.

    The Company also has outstanding $150.0 million aggregate principal amount of 7 1/8% Notes due December 15, 2005, which were sold on December 13, 1995 at a price to the public equal to 99.184% of principal bringing the effective interest rate to 7.5%. The net proceeds to the Company from the offering of the 7 1/8% Notes, after underwriting discounts and commissions and estimated expenses, were approximately $146.5 million. The estimated fair market value of the 7 1/8% Notes at December 31, 1996, based on quotes from bond traders making a market in the Notes, was approximately $148.3 million.

    RESTRUCTURING PLANS

    As previously noted, in 1995 the Company recorded a pretax restructuring charge of $34.3 million, of which approximately $18 million consisted of noncash charges and approximately $16 million consisted of accrued cash charges related to separation arrangements and exit costs related to consolidation efforts. Implementation of the Plan is expected to be completed and the related accruals substantially expended by the end of 1997. Fisher expects restructuring-related cash expenditures in 1997 of approximately $3 million, which will be paid from available funds. Cash expenditures in 1996 and 1995 were approximately $7 million and $2 million, respectively. Certain costs resulting from the temporary duplication of certain operations, relocation of inventory, relocation of employees, hiring and training new employees, other start-up costs and redundant costs, which are expected to be eliminated as the Plan is implemented, are not included in the restructuring charge and were recognized in selling, general and administrative expense as incurred. Approximately $18.2 million and $14.5 million of such costs were incurred in 1996 and 1995, respectively. Upon completion of the Plan and the integration of CMS into Fisher, the Company expects an improvement in annual pretax profitability in excess of $30 million. See "Cautionary Factors Regarding Forward-Looking Statements".

    During the third quarter of 1991, Fisher recorded a pretax $20.0 million restructuring charge relating primarily to improving operations of its North American distribution system through consolidation and expansion of certain facilities. Fisher expects cash expenditures in 1997 of approximately $2 million related to these improvements, which will be paid from available funds. Cash expenditures in 1996 were approximately $2 million.

    ENVIRONMENTAL MATTERS

    Some of Fisher's operations involve and have involved the handling, manufacture or use of substances that are classified as toxic or hazardous substances within the meaning of applicable environmental laws. Consequently, some risk of environmental and other damage is inherent in particular operations and products of Fisher, as it is with other companies engaged in similar businesses, and there can be no assurance that material damage will not occur or be discovered to have occurred or be determined to be material in the future. The Company is currently involved in various stages of investigation and remediation relative to environmental protection matters.

    The Company maintains two facilities in the State of New Jersey, in Fair Lawn and Bridgewater, that are the subject of administrative consent orders, issued pursuant to New Jersey's Environmental Clean-Up and Responsibility Act ("ECRA") (now called the Industrial Site Recovery Act ("ISRA")) in connection with prior transfers of a controlling interest in the Company, which require that certain remediation and other activities be undertaken at these sites. The Fair Lawn facility is also part of a site listed on the "Superfund" National Priority List under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Fisher has also been notified that it is among the potentially responsible parties under CERCLA or similar state laws for the costs of investigating and/or remediating contamination caused by hazardous materials at certain other sites. The Company's non-Superfund liabilities for environmental matters are principally related to compliance with ECRA/ISRA administrative consent orders and other environmental regulatory requirements such as the Clean Air Act, the Clean Water Act and other generally applicable requirements.

    The potential costs related to environmental matters and the possible impact on future operations are difficult to predict given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company's responsibility. Accruals for environmental liabilities are recorded, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon management's knowledge to date and its experience with the foregoing environmental matters, and include potential costs for investigation, remediation, operation and maintenance of cleanup sites and related capital expenditures. Accrued liabilities for environmental matters were $37.6 million and $35.6 million at December 31, 1996 and 1995, respectively. Although these amounts do not include third-party recoveries, certain sites may be subject to indemnification. Although the ultimate liability with respect to these matters cannot be determined with certainty, in view of the Company's financial condition and the environmental accruals established, and based on information currently available, management does not believe that the ultimate liability related to these environmental matters will have a material adverse effect on the Company's financial statements. However, future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, or changes in the conduct of Fisher's operations, may give rise to additional compliance costs which could have a material adverse effect on the Company's financial statements.

    FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash in banks, investments in marketable securities, accounts receivable and debt. In addition, the Company has forward currency contracts that hedge certain firm commitments and balance sheet exposures. See Notes 2 and 5 of Notes to Financial Statements for additional information.

    DIVIDENDS

    The Company paid a quarterly cash dividend of $0.02 per share for each of the quarterly periods of fiscal years 1996 and 1995. The Company anticipates paying regular quarterly dividends of $0.02 per share, which will be funded by cash generated from operations and will be subject to review by the Company's Board of Directors from time to time in light of, among other things, the Company's earnings, financial position and other relevant business considerations. No dividend will be payable unless declared by the Company's Board of Directors and funds are legally available for payment. At December 31, 1996, retained earnings were free from dividend restrictions.

FINANCIAL CONDITION

    At December 31, 1996, current assets decreased $20.8 million from December 31, 1995, with reductions in cash and cash equivalents and other current assets of $39.0 million and $14.4 million, respectively, offset by increases in accounts receivable of $19.3 million and inventories of $13.3 million. The decrease in cash and cash equivalents resulted primarily from capital expenditures related to the consolidation and relocation of logistical facilities in North America and repayments on the Company's bank credit facility. The increase in accounts receivable is due to increases in sales volume and the impact of the integration of CMS into Fisher. The increase in inventories is due to increased sales volume and stocking related to new logistics centers in North America. The reduction in other current assets reflects decreases in deferred taxes primarily due to restructuring and integration spending.

    Long-term assets increased by $13.0 million, primarily due to increases in goodwill resulting from recent acquisitions and the final allocation of the purchase price of CMS and FSE. Long-term debt decreased by $164.8 million, primarily due to the 1996 conversion and redemption of the Company's $125 million step-up convertible subordinated notes due 2003 and a reduction in the amount outstanding under the Bank Credit Facility. Stockholders' equity increased by $160.2 million primarily due to the conversion of the convertible notes and net income.

CAUTIONARY FACTORS REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Form 10-K, in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the commission. These statements concern the beliefs or current expectations of the Company or its management with respect to the Company's operating and growth strategies, financing, regulatory matters, industry trends, competition, risks associated with foreign operations, reliance on suppliers, environmental matters and legal proceedings and other factors affecting the Company's financial condition or results of operations. Such forward-looking statements involve certain risks that are beyond the Company's control, and could cause actual results to differ materially from those contemplated in the forward-looking statements.

    The future operating results, performance or achievements of the Company may be affected by a number of factors, including without limitation, the following:

    The Company operates in a market that is highly competitive. The Company's competitors include other distributors as well as a large number of suppliers and manufacturers that sell their own products directly to end users. Some of these competitors are larger and may have greater resources than the Company.

    The Company's ability to implement its business strategy will depend on numerous factors, many of which are beyond the control of the Company. Much of the Company's recent sales growth was the result of acquisitions, including the acquisition of CMS and FSE. In addition, much of the expected improvement in the Company's profitability is dependent upon completing the remaining phases of the integration of CMS and FSE and the 1995 restructuring plan. The largest ongoing activity is the consolidation of logistics facilities which is inherently complex and is based on a scheduled timetable which could be delayed due to business conditions or other factors. Delays such as this could result in a temporary increase in costs which could slow realization of the improvement in profitability.

    Future growth and profitability will be largely dependent on growth in the overall market for instruments, supplies and equipment, and environmental testing, life-sciences, worker safety and emerging testing techniques and the ability of the Company to make acquisitions. There can be no assurance that such growth will occur or that suitable acquisition candidates will be available or that any acquisition will be successful.

    Some of the Company's operations involve and have involved the handling, manufacture or use of many substances that are classified as toxic or hazardous substances within the meaning of applicable environmental and other laws. Some risk of environmental and other damage or hazard is inherent in particular operations and products manufactured, sold or distributed by the Company. There can be no assurance that damage, hazard or loss will not occur. To a large extent such damage is uninsured. The Company continually monitors and reviews its procedures and policies for compliance with existing law and the cost of compliance with existing environmental laws is not expected to have a material adverse effect on the Company's earnings, liquidity or competitive position. However, future events, including changes in existing laws and regulation changes in agency direction or enforcement policies, or changes in the conduct of the Company's operations may give rise to additional costs that are currently unintended and unforeseen and could have a material adverse effect on the Company's financial condition.

    The Company conducts international operations with a variety of wholly-owned subsidiaries, majority-owned subsidiaries, joint ventures, equity interests and agents located in North and South America, Europe, the Far East, the Middle East and Africa. The Company is also exploring the possibility of expansion into other international markets. Any international operations established by the Company will be subject to risks similar to those affecting its North American operations in addition to a number of other risks, including lack of complete operating control, lack of local business experience, foreign currency fluctuations, language and other cultural barriers and political and economic instability.

    The Company expects that its current cash and cash equivalents and funds available under its credit facilities will be sufficient to fund its ongoing operating and capital expenditure requirements. However, there can be no assurance that the Company will not require additional sources of financing as a result of unanticipated cash needs, acquisitions or other opportunities or disappointing operating results or that such required funds will be available to the Company on satisfactory terms.

    Management is in the process of evaluating the potential effect on its computer systems resulting from the so-called year 2000 problem. The problem exists when dates are recorded using two digits (rather than four) and are then used for arithmetic operations, comparisons or sorting. A two-digit date recording may recognize a date using "00" as 1900 rather than 2000, which could cause the Company's computer systems to perform inaccurate computations. Under the Company's ongoing program to enhance systems capabilities, management is implementing a plan to resolve the potential issues associated with the year 2000 problem. The costs of the modifications and enhancements, which are not known at this time, will be expensed as incurred.

    ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This statement allowed for, and the Company retained, the current method of accounting for employee stock-based compensation arrangements in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees". The new standard did not have a material effect on the Company's financial statements.

    Effective January 1, 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The new standard did not have a material effect on the Company's financial statements.

    In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities", which addresses accounting and reporting for environmental remediation liabilities. SOP 96-1 is required to be adopted in 1997. The implementation of SOP 96-1 is not expected to have a material effect on the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGES
                                                                                                                -----
Independent Auditors' Report...............................................................................          18
Income Statements for the years ended December 31, 1996, 1995 and 1994.....................................          19
Balance Sheets at December 31, 1996 and 1995...............................................................          20
Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994..............................          21
Statements of Changes in Stockholders' Equity for the years ended
 December 31, 1996, 1995 and 1994..........................................................................          22
Notes to Financial Statements..............................................................................          23

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Fisher Scientific International Inc.:

    We have audited the accompanying balance sheets of Fisher Scientific International Inc. and subsidiaries as of December 31, 1996 and 1995, and the related statements of income, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Fisher Scientific International Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
----------------------------
DELOITTE & TOUCHE LLP
New York, New York
February 6, 1997

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                               INCOME STATEMENTS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                          --------------------------------
                                                                            1996        1995       1994
                                                                          ---------   ---------  ---------
Sales.................................................................... $2,144.4    $1,435.8   $1,126.7
Cost of sales............................................................  1,565.9     1,048.9      807.8
Selling, general and administrative expense..............................    483.9       334.4      255.0
Restructuring charge.....................................................     --          34.3       --
                                                                          ---------   ---------  ---------
Income from operations...................................................     94.6        18.2       63.9
Interest expense.........................................................     27.1        15.0        9.0
Other income, net........................................................     (0.1)       (1.1)      (7.8)
                                                                          ---------   ---------  ---------
Income before income taxes...............................................     67.6         4.3       62.7
Income tax provision.....................................................     30.8         1.1       27.0
                                                                          ---------   ---------  ---------
Net income............................................................... $   36.8    $    3.2   $   35.7
                                                                          ---------   ---------  ---------
                                                                          ---------   ---------  ---------
Earnings per common share:
  Primary................................................................ $ 1.96      $ 0.19     $ 2.18
                                                                          ---------   ---------  ---------
                                                                          ---------   ---------  ---------
  Fully diluted..........................................................   1.87        0.19       2.00
                                                                          ---------   ---------  ---------
                                                                          ---------   ---------  ---------

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                                 BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                              DECEMBER 31,
                                                                                          --------------------
                                                                                            1996       1995
                                                                                          ---------  ---------
Current assets:
  Cash and cash equivalents.............................................................  $    24.7  $    63.7
  Receivables, net......................................................................      316.6      297.3
  Inventories...........................................................................      256.0      242.7
  Other current assets..................................................................       55.5       69.9
                                                                                          ---------  ---------
        Total current assets............................................................      652.8      673.6
Property, plant and equipment, net......................................................      209.5      207.6
Goodwill................................................................................      292.7      270.4
Other assets............................................................................      107.7      118.9
                                                                                          ---------  ---------
        Total assets....................................................................  $ 1,262.7  $ 1,270.5
                                                                                          ---------  ---------
                                                                                          ---------  ---------

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt.......................................................................  $    14.6  $    11.7
  Accounts payable......................................................................      234.5      231.2
  Accrued and other current liabilities.................................................      143.9      146.7
                                                                                          ---------  ---------
        Total current liabilities.......................................................      393.0      389.6
Long-term debt..........................................................................      281.5      446.3
Other liabilities.......................................................................      202.0      208.6
                                                                                          ---------  ---------
        Total liabilities...............................................................      876.5    1,044.5
                                                                                          ---------  ---------

Commitments and contingencies (Note 14)

Stockholders' equity:
  Preferred stock ($.01 par value; 15,000,000 shares authorized, none outstanding)......         --         --
  Common stock ($.01 par value; 50,000,000 shares authorized; 20,131,498 and 16,257,349
   shares issued and outstanding at December 31, 1996 and 1995, respectively)...........        0.2        0.2
  Capital in excess of par value........................................................      270.7      135.5
  Retained earnings.....................................................................      128.4       93.1
  Other.................................................................................      (13.1)      (2.8)
                                                                                          ---------  ---------
        Total stockholders' equity......................................................      386.2      226.0
                                                                                          ---------  ---------
        Total liabilities and stockholders' equity......................................  $ 1,262.7  $ 1,270.5
                                                                                          ---------  ---------
                                                                                          ---------  ---------

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------
                                                                                          1996       1995       1994
                                                                                        ---------  ---------  ---------
Cash flows from operating activities:
  Net income..........................................................................  $    36.8  $     3.2  $    35.7
  Adjustments to reconcile net income to cash provided by operating activities:
    Restructuring charge, net of cash expended........................................         --       32.5         --
    Depreciation and amortization.....................................................       44.6       28.9       19.4
    Gain on sale of property, plant and equipment.....................................       (3.0)        --         --
    Deferred income taxes.............................................................       12.3      (13.1)       7.1
  Changes in working capital:
    Receivables, net..................................................................      (22.3)      (0.1)     (21.3)
    Inventories.......................................................................      (13.7)     (20.6)      (4.8)
    Other current assets..............................................................        9.4       (4.7)      (4.7)
    Accounts payable..................................................................       12.3       53.5        6.4
    Accrued and other current liabilities.............................................      (22.1)     (12.6)     (21.3)
  Other assets and liabilities........................................................       (5.3)     (12.1)     (16.3)
                                                                                        ---------  ---------  ---------
      Cash provided by operating activities...........................................       49.0       54.9        0.2
                                                                                        ---------  ---------  ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired..................................................      (10.4)    (326.6)     (55.6)
  Capital expenditures................................................................      (40.7)     (24.6)     (17.7)
  Proceeds from sale of property, plant and equipment.................................        6.9         --         --
  Marketable securities proceeds and maturities.......................................        3.0       21.3       73.8
  Marketable securities purchases.....................................................         --         --      (30.1)
  Other...............................................................................       (0.8)      (2.9)      (0.2)
                                                                                        ---------  ---------  ---------
      Cash used in investing activities...............................................      (42.0)    (332.8)     (29.8)
                                                                                        ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from stock options exercised...............................................        7.9        3.3        0.2
  Dividends paid......................................................................       (1.5)      (1.3)      (1.3)
  Long-term debt proceeds.............................................................       29.8      457.2        1.7
  Long-term debt payments.............................................................      (82.2)    (154.5)      (0.7)
                                                                                        ---------  ---------  ---------
      Cash provided (used) by financing activities....................................      (46.0)     304.7       (0.1)
                                                                                        ---------  ---------  ---------
Net change in cash and cash equivalents...............................................      (39.0)      26.8      (29.7)
Cash and cash equivalents - beginning of year.........................................       63.7       36.9       66.6
                                                                                        ---------  ---------  ---------
Cash and cash equivalents - end of year...............................................  $    24.7  $    63.7  $    36.9
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
Supplemental Cash Flow Information:
  Cash paid during the year for:
    Income taxes......................................................................  $    10.7  $    12.7  $    15.5
    Interest..........................................................................       27.7       10.9        7.5
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              CAPITAL IN EXCESS
                                             COMMON STOCK       OF PAR VALUE     RETAINED EARNINGS    OTHER      TOTAL
                                           -----------------  -----------------  -----------------  ---------  ---------

Balance, December 31, 1993...............      $     0.2          $   130.5          $    56.8      $    (6.3) $   181.2
  Net income.............................         --                 --                   35.7         --           35.7
  Proceeds from stock options............         --                    0.2             --             --            0.2
  Dividends ($0.08 per share)............         --                 --                   (1.3)        --           (1.3)
  Other..................................         --                 --                 --                2.8        2.8
                                                     ---             ------             ------      ---------  ---------
Balance, December 31, 1994...............            0.2              130.7               91.2           (3.5)     218.6
  Net income.............................         --                 --                    3.2         --            3.2
  Proceeds from stock options............         --                    3.3             --             --            3.3
  Tax benefit from exercise of stock
    options..............................         --                    1.5             --             --            1.5
  Dividends ($0.08 per share)............         --                 --                   (1.3)        --           (1.3)
  Other..................................         --                 --                 --                0.7        0.7
                                                     ---             ------             ------      ---------  ---------
Balance, December 31, 1995...............            0.2              135.5               93.1           (2.8)     226.0
  Net income.............................         --                 --                   36.8         --           36.8
  Proceeds from stock options............         --                    7.9             --             --            7.9
  Tax benefit from exercise of stock
    options..............................         --                    1.9             --             --            1.9
  Dividends ($0.08 per share)............         --                 --                   (1.5)        --           (1.5)
  Conversion of Convertible Subordinated
    Notes................................         --                  125.4             --             --          125.4
  Other..................................         --                 --                 --              (10.3)     (10.3)
                                                     ---             ------             ------      ---------  ---------
Balance, December 31, 1996...............      $     0.2          $   270.7          $   128.4      $   (13.1) $   386.2
                                                     ---             ------             ------      ---------  ---------
                                                     ---             ------             ------      ---------  ---------

              See the accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
NOTE 1 -- FORMATION AND BASIS OF PRESENTATION

    Fisher Scientific International Inc. ("Fisher" or the "Company") was formed in September 1991. The Company's operations are conducted by wholly-owned and majority-owned subsidiaries, joint ventures, equity interests and agents, located in North and South America, Europe, the Far East, the Middle East and Africa. The Company's activities relate principally to one business segment -- scientific and clinical products. This includes operations engaged in the supply, marketing, service and manufacture of scientific, clinical, educational, occupational health and safety products. Other activities include strategic procurement services.

    Fisher provides more than 245,000 products and services to research, health care, industrial, educational and governmental markets in 145 countries. The Company serves scientists engaged in biomedical, biotechnology, pharmaceutical, chemical and other fields of research and development, and is a supplier to clinical laboratories, hospitals, health care alliances, physicians' offices, environmental testing centers, remediation companies, quality-control laboratories and many other customers. Fisher also represents customers as a third-party purchaser and integrator of suppliers of hundreds of thousands of scientific products, maintenance, repair and operating (MRO) materials and other supplies. The Company's largest supplier represents approximately 16% of 1996 sales.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain prior year amounts have been reclassified to conform to their current presentation.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION -- The financial statements contain the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions are eliminated.

    FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included in other in stockholders' equity. Gains and losses resulting from foreign currency transactions are reported on the income statement line item "other income, net," when recognized.

    FINANCIAL INSTRUMENTS -- The Company enters into forward currency contracts to hedge exposure to fluctuations in foreign currency rates. Gains and losses on the Company's forward currency contracts generally offset losses and gains on the assets and liabilities being hedged. The Company also hedges certain firm commitments. Gains and losses on these positions are deferred and included in the basis of the transaction when it is completed. At December 31, 1996 the outstanding forward currency contracts all mature within one month of year-end. Cash flows from forward currency contracts accounted for as hedges are classified in the Statement of Cash Flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

    INCOME TAXES -- Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using expected rates in effect in the years in which the differences are expected to reverse.

    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS -- Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of acquisition. Similar investments with original maturities beyond three months are considered short-term marketable securities.

    INVENTORIES are valued at the lower of cost or market, cost being determined principally by the last-in, first-out ("LIFO") method for inventories of Fisher Scientific Company, and by the first-in, first-out ("FIFO") method for all other subsidiaries.

    OTHER CURRENT ASSETS primarily consist of deferred income taxes of $41.6 million and $50.1 million at December 31, 1996 and 1995, respectively.

    PROPERTY, PLANT AND EQUIPMENT is recorded at cost and is generally depreciated based upon the following estimated useful lives: buildings and improvements 5 to 33 years, machinery and equipment 3 to 12 years, and office furniture and equipment 3 to 10 years. For financial statement purposes, depreciation is computed principally using the straight-line method. For tax purposes, depreciation is generally computed by accelerated methods based on allowable useful lives.

    GOODWILL is being amortized for financial statement purposes on a straight-line basis over 20 to 40 years. The amounts presented are net of accumulated amortization of $44.0 million and $34.1 million at December 31, 1996 and 1995, respectively. The carrying value of goodwill at the balance sheet date is evaluated on the basis of whether anticipated undiscounted operating cash flows generated by the acquired businesses will recover the recorded asset balances over their estimated useful lives.

    INTANGIBLE ASSETS are being amortized on a straight-line basis over their estimated useful lives, ranging up to 20 years, are included in Other Assets and are stated net of accumulated amortization of $8.6 million and $5.7 million at December 31, 1996 and 1995, respectively.

    DEFERRED DEBT ISSUE COSTS of $4.0 million and $6.6 million at December 31, 1996 and 1995, respectively, relate to the Company's 7 1/8% Notes and Bank Credit Facility Debt and, in 1995, to the Convertible Subordinated Notes, are included in Other Assets and are amortized using the effective interest rate method over the term of the related debt.

    ENVIRONMENTAL accruals are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. These amounts do not include third-party recoveries. See Note 14 for additional information.

    OTHER INCOME, NET represents interest income on cash and cash equivalents and other non-operating income and expense items, including income resulting from the Company's inactive insurance subsidiary.

    ACCOUNTING PRONOUNCEMENTS -- Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The new standard did not have a material effect on the Company's financial statements.

    Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement allowed for, and the Company retained, the previous method of accounting for employee stock-based compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", while providing the additional disclosures required by SFAS 123. The new standard did not have a material effect on the Company's financial statements.

    In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation

Liabilities", which addresses accounting and reporting for environmental remediation liabilities. SOP 96-1 is required to be adopted in 1997. The implementation of SOP 96-1 is not expected to have a material effect on the Company's financial statements.

    EARNINGS PER COMMON SHARE -- The calculation of primary and fully diluted earnings per common share assumes the exercise of all outstanding stock options, using the treasury stock method. The calculation of fully diluted earnings per common share assumes the foregoing and, in addition, the conversion of the Company's convertible subordinated notes and related earnings adjustments (prior to the actual June 1996 conversion) except in 1995, when the assumed conversion of these potentially dilutive securities was antidilutive. The primary weighted average number of common and equivalent shares outstanding (in millions) was 18.8, 16.4 and 16.4 for the years ended December 31, 1996, 1995 and 1994, respectively. The fully diluted weighted average number of shares outstanding (in millions) was 20.8, 16.4 and 19.9 for the years ended December 1996, 1995, and 1994, respectively.

NOTE 3 -- ACQUISITIONS

    During 1996, the Company made several small acquisitions, including the acquisition of a transaction-processing software company in the United States, UniKix Technologies, and a majority interest in a laboratory products distributor in Mexico. The Company also completed the acquisition of the remaining minority interests in its laboratory product distributor subsidiaries in Germany. These acquisitions were accounted for as purchases and are not material to the Company's financial statements.

    In October 1995, Fisher purchased the principal businesses of the laboratory supplies division of Fisons plc. ("Fisons"), a company organized under the laws of England. The total consideration, after final purchase price adjustments, was $304 million, including $295 million in cash and the assumption of $9 million of certain external debt relating to the acquired businesses. The purchase included the acquisitions of all of the issued and outstanding shares of Curtin Matheson Scientific Inc. ("CMS"), a corporation with headquarters in Houston, Texas, and the goodwill and substantially all of the net assets of Fisons Scientific Equipment ("FSE"), a division of Fisons, with headquarters in Loughborough in the United Kingdom.

    The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisitions of CMS and FSE had occurred at the beginning of the period presented (in millions, except per share amounts).

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                                      1995
                                                                                  ------------

Sales...........................................................................   $  2,046.9
Net income......................................................................          1.1
Earnings per common share:
  Primary.......................................................................   $     0.07
  Fully diluted.................................................................         0.07

    The pro forma financial information includes the results of CMS and FSE combined with the Company's historical results (including the restructuring charge described in Note 18), the effects of the purchase accounting allocations and adjustments to interest expense to reflect borrowings to finance the acquisitions described in Note 12. The pro forma financial information does not purport to present what the Company's results of operations would actually have been had the acquisition of CMS and FSE occurred on the assumed date, nor does it project the Company's results of operations for any future period.

    The Company's balance sheet at December 31, 1996 includes the estimated fair value of assets and liabilities acquired in connection with the acquisitions of CMS and FSE and other smaller companies. The initial and subsequent final allocation of the purchase price of CMS and FSE included liabilities for estimated costs to terminate acquired leases in order to consolidate logistics facilities and to sever and relocate employees related to acquired logistics, customer service information services and administrative functions, which amounted to approximately 8% of the total consideration, after final purchase price adjustments. During 1996 and 1995, approximately $5 million and $1 million, respectively, of severance and $2 million in 1996 of other exit costs were paid and charged against these liabilities. These actions are expected to be substantially completed by the end of 1998. Initial estimates were revised in 1996 as final appraisals, valuations and other studies relating to the acquired assets and liabilities were completed. The excess of the purchase price over the fair value of all net assets acquired in 1996 and 1995 was approximately $32 million (including approximately $18 million related to finalizing the purchase price allocation for the 1995 CMS and FSE acquisition discussed above) and $127 million, respectively, and will be amortized over 20 to 40 years.

    During 1995, Fisher also acquired laboratory products distributors in France and the United Kingdom and completed the acquisition of the remaining minority interests in its laboratory products distributor subsidiaries in Singapore and Malaysia. These acquisitions are not material to the Company's financial statements. All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in the accompanying financial statements from their respective dates of acquisition.

NOTE 4 -- STOCKHOLDERS' EQUITY

  CAPITAL STOCK

    Fisher's authorized capital stock consists of 50,000,000 shares of Common Stock, par value $.01 per share, of which 20,131,498, 16,257,349, and 16,039,100 shares were outstanding at December 31, 1996, 1995, and 1994, respectively, and 15,000,000 shares of preferred stock, par value $.01 per share (the "Fisher Preferred Stock"), none of which were outstanding at the above dates.

    The Fisher Preferred Stock and the Common Stock are each issuable in one or more series or classes, any or all of which may have such voting powers, full or limited, or no voting powers, and such designations, preferences and related participating, optional or other special rights and qualifications, limitations or restrictions thereof, as are set forth in the Restated Certificate of Incorporation of Fisher or any amendment thereto, or in the resolution or resolutions providing for the issue of such stock adopted by Fisher's Board of Directors, which is expressly authorized to set such terms for any such issue.

  CONVERTIBLE SUBORDINATED NOTES

    On June 25, 1996, approximately 97%, or $121.6 million, of the convertible subordinated notes were converted into 3,463,154 shares of the Company's Common Stock. The conversion resulted in an increase in stockholders' equity and a reduction in long-term debt and related accrued interest of approximately $125 million. See Note 12.

NOTE 5 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash in banks, investments in marketable securities, receivables and debt. In addition, the Company has forward currency contracts that hedge certain firm commitments and balance sheet exposures.

    The carrying amounts for cash and cash equivalents, receivables and short-term debt approximate fair value due to the short-term nature of these instruments. The carrying and fair market values of marketable securities based on quoted market prices were $9.0 million and $9.0 million, respectively, for marketable securities held-to-maturity and $2.4 million and $3.8 million, respectively, for marketable securities available-for-sale. The marketable securities held-to-maturity portfolio consists of U.S. government securities and have the following maturities: $6.0 million due within one year, and $3 million due after 5 years. The carrying and fair market values of long-term debt were $281.5 million and $280.9 million, respectively, at December 31, 1996 and $446.3 million and $456.2 million, respectively, at December 31, 1995. The fair value of the long-term fixed rate debt was estimated based on current quotes from bond traders making a market in the debt instrument. The fair value of debt with variable rates approximates market. The Company has the following off-balance sheet financial instruments:

                                                                                              NOTIONAL    UNREALIZED
                                                                                               AMOUNT     GAIN/(LOSS)
                                                                                             -----------  -----------
Off-Balance Sheet Financial Instruments (in millions):
  Forward currency contracts
    $US/$Canadian..........................................................................   $     1.8    $  --
    $US/United Kingdom Pounds..............................................................        11.2       --
  Standby letters of credit................................................................        26.0       --

    None of the Company's financial instruments represent a concentration of credit risk because the Company deals with a variety of major banks worldwide, and its accounts receivable are spread among a number of major customers and geographic areas. None of the Company's off-balance-sheet financial instruments would result in a significant loss to the Company if the other party failed to perform according to the terms of its agreement, as any such loss would generally be limited to the unrealized gain in any contract.

NOTE 6 -- INCOME TAXES

    The domestic and foreign components of income before income taxes are as follows (in millions):

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1996       1995       1994
                                                                       ---------  ---------  ---------

Domestic.............................................................  $    69.2  $    18.4  $    55.3
Foreign..............................................................       (1.6)     (14.1)       7.4
                                                                       ---------  ---------  ---------
Income before income taxes...........................................  $    67.6  $     4.3  $    62.7
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    The components of the income tax provision (benefit) are as follows (in millions):

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1996       1995       1994
                                                                       ---------  ---------  ---------

Current income tax expense:
  Federal............................................................  $    11.6  $     8.2  $    13.8
  State..............................................................        5.8        4.2        5.0
  Foreign............................................................        1.1        1.8        1.1
                                                                       ---------  ---------  ---------
    Total current....................................................       18.5       14.2       19.9
                                                                       ---------  ---------  ---------
Deferred income tax expense (benefit):
  Federal............................................................       11.8       (4.4)       6.4
  State..............................................................        1.1       (2.4)       1.1
  Foreign............................................................       (0.6)      (6.3)      (0.4)
                                                                       ---------  ---------  ---------
    Total deferred...................................................       12.3      (13.1)       7.1
                                                                       ---------  ---------  ---------
Total income tax provision...........................................  $    30.8  $     1.1  $    27.0
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    The principal items accounting for the differences in taxes on income computed at the applicable U.S. statutory rate and as recorded are as follows (in millions):

                                                                         YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                       1996       1995       1994
                                                                     ---------  ---------  ---------

Taxes computed at statutory rate...................................  $    23.7  $     1.5  $    21.9
Items not deductible for tax purposes..............................        0.8        0.2        1.1
Foreign taxes over U.S. rate.......................................        1.8        1.0     --
State income taxes (net of federal benefit)........................        4.5        1.2        4.0
Utilization of loss carryforwards..................................     --           (2.8)    --
                                                                     ---------        ---  ---------
Income tax provision...............................................  $    30.8  $     1.1  $    27.0
                                                                     ---------        ---  ---------
                                                                     ---------        ---  ---------

    The 1995 income tax provision includes a $2.8 million tax benefit for the utilization of certain domestic net operating loss carryforwards that were previously not considered realizable.

    The tax effects of temporary items that gave rise to significant portions of the deferred tax accounts are as follows (in millions):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------

Deferred tax assets:
  Postretirement benefit costs other than pensions......................  $    34.2  $    33.7
  Environmental accruals................................................       14.1       13.9
  Operating loss and tax credit carry forwards..........................       20.4       13.3
  Accrued employee benefits.............................................       12.2       12.0
  Restructuring accruals................................................        6.4        7.6
  Other items not deductible until paid.................................       43.8       52.8
                                                                          ---------  ---------
  Gross deferred tax assets.............................................      131.1      133.3
  Less valuation allowance..............................................      (11.8)      (5.6)
                                                                          ---------  ---------
                                                                          $   119.3  $   127.7
                                                                          ---------  ---------
                                                                          ---------  ---------

Deferred tax liabilities:
  Goodwill..............................................................  $    21.1  $    20.4
  Property, plant and equipment.........................................        7.1        6.5
  Other.................................................................        8.3       10.8
                                                                          ---------  ---------
                                                                          $    36.5  $    37.7
                                                                          ---------  ---------
                                                                          ---------  ---------

    The deferred tax asset includes the benefit of net operating loss carryforwards subject to appropriate valuation allowances. The Company evaluates the tax benefits of operating loss carryforwards on an ongoing basis taking into consideration such factors as the future reversals of existing taxable temporary differences, projected future operating results, the available carryforward period and other circumstances. At December 31, 1996, the Company had accumulated foreign net operating loss carryforwards for tax purposes and pre-acquisition net operating losses from acquired companies of approximately $44.6 million. A substantial portion of these losses have an indefinite carryforward period; the remaining losses have expiration dates beginning in 1997. Of the valuation allowance, $3.1 million relates to deferred tax assets on net operating loss carryforwards of acquired companies (subsequent recognition of tax benefits, if any, would result in a reduction of goodwill).

    At December 31, 1996, the Company had not recognized a deferred tax liability on approximately $17 million of undistributed earnings of foreign subsidiaries as these earnings are considered to be permanently reinvested. These earnings could become subject to additional tax if they were remitted as dividends or if the Company should sell its stock in the subsidiaries. The amount of additional tax on these earnings has not been determined.

    See Note 17 for a description of the Tax Sharing Agreement entered into by the Company.

NOTE 7 -- RECEIVABLES

    The following is a summary of receivables at December 31 (in millions):

                                                                               1996       1995
                                                                             ---------  ---------

Trade and other receivables................................................  $   338.5  $   311.7
Allowance for doubtful accounts............................................      (21.9)     (14.4)
                                                                             ---------  ---------
                                                                             $   316.6  $   297.3
                                                                             ---------  ---------
                                                                             ---------  ---------

    Provisions for doubtful accounts were $4.4 million, $3.0 million and $1.7 million and write-offs were $1.6 million, $1.7 million and $1.1 million for the years ending December 31, 1996, 1995 and 1994, respectively. Allowances of companies acquired at their acquisition date were $4.7 million and $6.6 million in 1996 and 1995, respectively.

NOTE 8 -- INVENTORIES

    The following is a summary of inventories by major category at December 31 (in millions):

                                                                               1996       1995
                                                                             ---------  ---------

Raw materials..............................................................  $    11.2  $    13.3
Work in process............................................................        3.0        3.9
Finished products..........................................................      241.8      225.5
                                                                             ---------  ---------
                                                                             $   256.0  $   242.7
                                                                             ---------  ---------
                                                                             ---------  ---------

    Inventories valued using the LIFO method amounted to $195.2 million at December 31, 1996 and $87.3 million at December 31, 1995, which were below estimated replacement cost by approximately $26.9 million and $24.0 million for the years ended December 31, 1996 and 1995, respectively. The increase in inventories valued at LIFO primarily relates to the January 1, 1996 change in method of accounting for substantially all inventories of the Company's newly acquired subsidiary, CMS, (approximately $84 million at December 31, 1995) from the FIFO method to LIFO. The change did not have a significant effect on the results of operations.

NOTE 9 -- PROPERTY, PLANT AND EQUIPMENT

    The following is a summary of property, plant and equipment by major class of asset at December 31 (in millions):

                                                                               1996       1995
                                                                             ---------  ---------

Land, buildings and improvements...........................................  $   145.7  $   143.4
Machinery, equipment and other.............................................      181.8      178.4
                                                                             ---------  ---------
                                                                                 327.5      321.8
Accumulated depreciation...................................................     (118.0)    (114.2)
                                                                             ---------  ---------
                                                                             $   209.5  $   207.6
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 10 -- OTHER ASSETS

    The following is a summary of other assets at December 31 (in millions):

                                                                               1996       1995
                                                                             ---------  ---------

Marketable securities......................................................  $    11.4  $    14.5
Deferred income taxes......................................................       41.7       40.7
Intangible assets..........................................................       24.0       25.4
Other......................................................................       30.6       38.3
                                                                             ---------  ---------
                                                                             $   107.7  $   118.9
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 11 -- ACCRUED AND OTHER CURRENT LIABILITIES

    The following is a summary of accrued and other current liabilities at December 31 (in millions):

                                                                               1996       1995
                                                                             ---------  ---------

Wages and benefits.........................................................  $    36.2  $    41.3
Other......................................................................      107.7      105.4
                                                                             ---------  ---------
                                                                             $   143.9  $   146.7
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 12 -- DEBT

    The following is a summary of debt and other obligations at December 31 (in millions):

                                                                               1996       1995
                                                                             ---------  ---------

Bank Credit Facility.......................................................  $   116.8  $   161.5
7 1/8% Notes (net of a discount of $1.1 million and $1.2 million in 1996
 and 1995, respectively)                                                         148.9      148.8
Convertible subordinated notes.............................................     --          125.0
Other......................................................................       30.4       22.7
Less current portion of long-term debt.....................................      (14.6)     (11.7)
                                                                             ---------  ---------
Long-term debt.............................................................  $   281.5  $   446.3
                                                                             ---------  ---------
                                                                             ---------  ---------

    Future maturities of debt, over the next five years and thereafter are as follows at December 31, 1996: $14.6 million in 1997, $15.3 million in 1998, $11.9 million in 1999, $11.6 million in 2000, $11.6 million in 2001 and $231.1 million in years subsequent to 2001. In addition, $22.4 million and $24.0 million of the Company's assets were pledged as collateral on a portion of its debt at December 31, 1996 and 1995, respectively.

    As discussed above, in October 1995, Fisher purchased the principal businesses of the laboratory supplies division of Fisons in a transaction financed through $312.0 million of borrowings under credit facilities ("Credit Facilities") from the Toronto-Dominion Bank (the "Bank") and a syndicate of banks. The Credit Facilities replaced the Company's then existing credit facility. Approximately $150.0 million of these borrowings was repaid with the proceeds of the December 13, 1995 7 1/8% Note Offering described below. In connection with this repayment, the Company recognized a $2.0 million loss on the early extinguishment of debt, which was recorded in other income, net, in 1995. At December 31, 1996, the Company had $116.8 million outstanding under the Credit Facilities, $69.5 million of which is denominated in U.S. dollars and the remainder in British Pounds. These borrowings carry an effective interest rate of approximately 7.3%. The amount denominated in U.S. dollars is due on October 17, 2001 and the remainder has scheduled payments over a six year period. There is no penalty for early repayment of principal. Of the Credit Facilities, $168.2 million is available as a revolving line of credit and for letters of credit. The Company is required to pay a commitment fee based on certain of the Company's coverage ratios. At December 31, 1996, the rate is 0.2% per annum on the unused portion of the Credit Facilities. All borrowings under the Credit Facilities bear interest, at the Company's option, at either the Bank's Base Rate or at LIBOR plus a margin, based on certain of the Company's coverage ratios. At December 31, 1996, the rate was approximately 5.9%. The Credit Facilities contain certain affirmative and negative covenants including: (i) restrictions on acquisitions, mergers, consolidations and sales of certain assets by the Company, (ii) restrictions on the Company's ability to enter into transactions with affiliates, (iii) restrictions on the Company's ability to incur additional indebtedness and to make certain loans, advances and investments; and (iv) requirements to maintain certain levels of net worth, interest coverage and debt to earnings before interest, taxes, depreciation and amortization. The Credit Facilities also have restrictions on dividends above current levels if certain financial ratios (as defined) are not achieved. At December 31, 1996, retained earnings were free from dividend restrictions.

    The Company also has outstanding $150.0 million aggregate principal amount of 7 1/8% Notes due December 15, 2005, which were sold on December 13, 1995 at a price to the public equal to 99.184% of principal bringing the effective interest rate to 7.5%. The net proceeds to the Company from the offering of the 7 1/8% Notes, after underwriting discounts and commissions and estimated expenses, were approximately $146.5 million. The estimated fair market value of the 7 1/8% Notes at December 31, 1996, based on quotes from bond traders making a market in the Notes, was approximately $148.3 million.

    On June 12, 1996, the Company issued a notice of redemption for its $125 million step-up convertible subordinated notes due 2003 at a price of 103.65% of principal, plus accrued interest. The notes could also be converted into common stock at a conversion price of $35 1/8 per share prior to the redemption date. On June 26, 1996, approximately 97%, or $121.6 million, of the notes were converted into 3,463,154 shares of the Company's Common Stock. On July 2, 1996, the Company redeemed the remaining notes for $3.5 million plus accrued interest.

NOTE 13 -- OTHER LIABILITIES

    The following is a summary of other liabilities at December 31 (in millions):

                                                                               1996       1995
                                                                             ---------  ---------

Postretirement benefit costs other than pensions...........................  $    77.1  $    81.4
Insurance..................................................................       12.5       18.6
Environmental..............................................................       34.7       33.0
Other......................................................................       77.7       75.6
                                                                             ---------  ---------
                                                                             $   202.0  $   208.6
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

    The following is a summary of annual future minimum lease and rental commitments under operating leases as of December 31, 1996 (in millions):

1997.................................................................  $    13.6
1998.................................................................       11.4
1999.................................................................        9.6
2000.................................................................        7.2
2001.................................................................        6.7
Thereafter...........................................................       38.5
                                                                       ---------
Net minimum lease payments...........................................  $    87.0
                                                                       ---------
                                                                       ---------

Total rental expense included in the accompanying income statements amounted to $14.5 million in 1996, $10.5 million in 1995 and $9.5 million in 1994.

    There are various lawsuits and claims pending against the Company involving contract, product liability and other issues. In addition, the Company has assumed certain insurance liabilities, including liabilities related to an inactive insurance subsidiary, primarily related to certain historical businesses of its former parent, including those related to workers' compensation, employers', automobile, general and product liability. In view of the Company's financial condition and the accruals established for related matters, based on management's knowledge to date, management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on the Company's financial statements.

    The Company is currently involved in various stages of investigation and remediation relative to environmental protection matters. The potential costs related to environmental matters and the possible impact on future operations are difficult to predict given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company's responsibility. Accruals for environmental liabilities are recorded, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon management's knowledge to date and its experience with the foregoing environmental matters, and include potential costs for investigation, remediation, operation and maintenance of cleanup sites and related capital expenditures. Accrued and other liabilities for environmental matters were $37.6 million and $35.6 million at December 31, 1996 and 1995, respectively. Although these amounts do not include third-party recoveries, certain sites may be subject to indemnification. Although the ultimate liability with respect to these matters cannot be determined with certainty, in view of the Company's financial condition and the environmental accruals established, and based on information currently available, management does not believe that the ultimate liability related to these environmental matters will have a material adverse effect on the Company's financial statements.

    Management is in the process of evaluating the potential effect on its computer systems resulting from the so-called year 2000 problem. Under the Company's ongoing program to enhance systems capabilities, management is implementing a plan to resolve the potential issues associated with the year 2000 problem. The costs of the modifications and enhancements, which are not known, will be expensed as incurred.

    At December 31, 1996, the Company had letters of credit outstanding totaling $26.0 million, which primarily represent guarantees with respect to various insurance activities as well as performance letters of credit issued in the normal course of business. Approximately $9.2 million of the insurance related letters of credit relate to the Company's inactive insurance subsidiary and are collateralized by the marketable securities of such subsidiary.

NOTE 15 -- RETIREMENT BENEFITS

  DEFINED BENEFIT PENSION PLANS

    The Company has defined benefit pension plans available to substantially all employees that generally provide for mandatory employee contributions as a condition of participation. A participating employee's annual postretirement pension benefit is determined by the employee's credited service and average annual earnings during the employee's service with the Company, or predecessors of the Company. The Company's funding policy is to contribute annually the statutorily required minimum amount as actuarially determined.

    The net periodic pension cost (income) of these plans included the following components for the years ended December 31 (in millions):

                                                                          1996       1995       1994
                                                                        ---------  ---------  ---------

Service cost..........................................................  $     6.2  $     2.8  $     3.3
Interest cost on projected benefit obligation.........................       11.5        9.6        9.4
Actual (return) loss on assets........................................      (16.8)     (29.3)       0.9
Net amortization and deferral.........................................        1.8       16.3      (12.5)
                                                                        ---------  ---------  ---------
Net periodic pension cost (income)....................................  $     2.7  $    (0.6) $     1.1
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    During 1996, certain of the Company's defined benefit plans with deficits (plan assets less than the projected benefit obligation) totaling $6.4 million as of December 31, 1995 were merged into a plan with a surplus (plan assets in excess of the projected benefit obligation) of $23.9 million as of December 31, 1995. The funded status at December 31, 1996 and 1995 for all defined benefit plans was as follows (in millions):

                                                             1996 PLANS WITH         1995 PLANS WITH
                                                          ----------------------  ----------------------
                                                           SURPLUS     DEFICIT      SURPLUS     DEFICIT
                                                          ---------  -----------  -----------  ---------

Actuarial present value of vested benefit obligation....  $  (127.6)  $    (3.9)   $   (88.7)  $   (35.7)
                                                          ---------       -----   -----------  ---------
                                                          ---------       -----   -----------  ---------
Accumulated benefit obligation..........................     (137.7)       (4.4)       (96.8)      (41.1)
                                                          ---------       -----   -----------  ---------
                                                          ---------       -----   -----------  ---------
Projected benefit obligation............................     (157.1)       (7.8)      (106.1)      (69.1)
Plan assets at fair value...............................      179.6         1.1        131.2        56.6
                                                          ---------       -----   -----------  ---------
Plan assets in excess of (less than) projected benefit
 obligation.............................................  $    22.5   $    (6.7)   $    25.1   $   (12.5)
                                                          ---------       -----   -----------  ---------
                                                          ---------       -----   -----------  ---------

    Certain changes in the items shown above are not recognized as they occur, but are amortized systematically over subsequent periods. Unrecognized amounts still to be amortized and the amounts included in the balance sheet of the Company at December 31, 1996 and 1995 appear below (in millions):

                                                               1996 PLANS WITH          1995 PLANS WITH
                                                           ------------------------  ----------------------
                                                             SURPLUS      DEFICIT      SURPLUS     DEFICIT
                                                           -----------  -----------  -----------  ---------

Plan assets in excess of (less than) projected benefit
 obligation..............................................   $    22.5    $    (6.7)   $    25.1   $   (12.5)
Unrecognized transition asset............................        (4.9)        (0.2)        (6.0)       (0.2)
Unrecognized prior service cost..........................         0.4          0.6          0.4         0.6
Unrecognized net (gain) loss.............................       (13.2)         2.9        (10.5)        2.4
                                                                -----        -----        -----   ---------
Prepaid (accrued) pension cost...........................   $     4.8    $    (3.4)   $     9.0   $    (9.7)
                                                                -----        -----        -----   ---------
                                                                -----        -----        -----   ---------

    The development of the net periodic pension cost and the projected benefit obligation was based upon the following assumptions:

                                                                              1996         1995         1994
                                                                              -----        -----        -----

Discount rate............................................................         7.5%         7.5%         9.0%
Average rate of increase in employee compensation........................         4.5%         4.5%         4.5%
Expected long-term rate of return on assets..............................         9.0%         9.0%         9.0%

    The date used to measure plan assets and liabilities was October 31 in each year. Plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

  DEFINED CONTRIBUTION PLAN

    The Company maintains a defined contribution savings and profit sharing plan (the "Plan"). The Plan allows eligible employees to participate after six months of service. Participants may elect to contribute between 1% and 15% of their annual compensation as defined in the Plan. The Company is obligated to contribute an amount equal to 25% of each employee's contributed basic eligible compensation, as defined, and may, at the discretion of the Company's Board of Directors, contribute additional amounts. For the years ended December 31, 1996, 1995 and 1994 the Company's contributions to the Plan were $5.0 million, $3.0 million and $2.0 million, respectively.

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company, generally at its own discretion, provides to employees who elect to and are eligible to participate in a postretirement health care program that is administered by the Company. Fisher funds a portion of the costs of this program on a self-insured and insured-premium basis and, for the years ended December 31, 1996, 1995 and 1994, made premium payments totaling $1.4 million, $1.1 million and $0.8 million, respectively. The funded status of the Company's postretirement programs was as follows:

                                                                                 1996       1995
                                                                               ---------  ---------

Accumulated postretirement benefit obligation (in millions):
  Retirees...................................................................  $    14.5  $    12.7
  Fully eligible active plan participants....................................        7.7       13.1
  Other active plan participants.............................................        9.6       12.5
                                                                               ---------  ---------
                                                                                    31.8       38.3
Plan assets at fair value....................................................        0.2        0.2
                                                                               ---------  ---------
Accumulated postretirement benefit obligation in excess of plan assets.......       31.6       38.1
Prior service benefit........................................................       18.1       20.1
Unrecognized net gain from past experience different from that assumed and
 from assumption changes.....................................................       28.4       26.1
                                                                               ---------  ---------
Accrued postretirement benefit costs other than pensions.....................  $    78.1  $    84.3
                                                                               ---------  ---------
                                                                               ---------  ---------

    Net periodic postretirement benefit costs (income) other than pensions include the following components for the years ended December 31 (in millions):

                                                                          1996       1995       1994
                                                                        ---------  ---------  ---------

Service cost/benefit attributed to service during the period..........  $     0.7  $     0.9  $     0.7
Interest cost on accumulated postretirement benefit obligation........        2.2        1.9        1.8
Net amortization and deferral.........................................       (4.1)      (4.0)      (3.7)
                                                                        ---------  ---------  ---------
Net periodic postretirement benefit costs (income) other than
 pensions.............................................................  $    (1.2) $    (1.2) $    (1.2)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    In 1993, the Company amended certain of its existing postretirement health care programs creating an unrecognized prior service benefit. The unrecognized prior service benefit is being amortized over approximately 13 years, providing a $2 million credit to postretirement costs in 1996, 1995 and 1994.

    The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for December 31, 1996 and 1995, and 9.0% for December 31, 1994. A 9.5% annual rate of increase in per capita cost of covered health care benefits was assumed for 1996 which decreases to 7.2% for 2000 and thereafter. Because of limitations on the Company's contributions under the amended health care program, changes in the health care trend rate assumption do not have a significant effect on the amounts reported. To illustrate, a change in the assumed health care cost trend rate by 1 percentage point effective January 1996 would change the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $1.9 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1996 by approximately $0.2 million.

NOTE 16 -- STOCK AND OTHER PLANS

  STOCK PLAN

    Fisher has two stock option plans, the 1991 Stock Plan, as amended, (the "1991 Plan") and the 1995 Operating Unit Stock Plan ("OUSP"). Fisher may grant options for up to 3,414,400 shares of stock under the 1991 Plan and 1,500,000 shares of stock under the OUSP to officers, employees and other individuals who provide services to Fisher. Under these two plans, the Company has granted options on 3,046,000 shares and 1,171,000 shares, respectively, through December 31, 1996. Outstanding options under these stock plans have been granted at 100% of market value on the date of grant. The 1991 Plan and OUSP options have a ten-year term, vest after three years and expire 90 days after the last day of an employee's employment; 12 months if the employee retires. In 1995, the Compensation Committee granted stock options to executives as part of a new program, the Equity Ownership Program ("EOP"), designed to encourage Fisher executives to make significant, long-term personal investments in Fisher Common Stock. Under the EOP, certain senior corporate executives made commitments in 1995 to purchase approximately 200,000 shares of Fisher Common Stock during 1996, and were granted options on a matching basis in 1995; that is, a specified number of options were awarded for each share the executive committed to purchase during the period. This purchase commitment was fulfilled in 1996. The EOP options were granted at the market price of the Common Stock on the date of the purchase commitments, and will vest over a three-year period. Shares purchased by the executives in satisfaction of the purchase commitment must be held for the applicable vesting period covering the related option. The EOP requires full financing by the executive without company loans or guarantees. In addition, other participants were offered the opportunity to receive options under the EOP upon their purchase of shares of Fisher Common Stock. In light of the considerable changes to the Company's business and organization during 1995, the equity-based components of the Incentive Compensation Plan was terminated; options held by substantially all participants in respect of the performance period covering 1996 have been surrendered, and the Compensation Committee will not establish any objectives under the Incentive Compensation Plan in the future. Certain 1995 grants under the EOP and

OUSP were conditional upon the cancellation of certain existing non-vested options held by the executive or employee. For purposes of the following tables all such cancellations are presumed to have occurred at December 31, 1995.

    A summary of the status of the Company's two stock option plans at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented in the table and narrative below:

                                                        1996                      1995                      1994
                                              ------------------------  ------------------------  ------------------------
                                                            WEIGHTED                  WEIGHTED                  WEIGHTED
                                                             AVERAGE                   AVERAGE                   AVERAGE
                                                SHARES      EXERCISE      SHARES      EXERCISE      SHARES      EXERCISE
                                                 (000)        PRICE        (000)        PRICE        (000)        PRICE
                                              -----------  -----------  -----------  -----------  -----------  -----------

Outstanding at beginning of year............       3,552    $   28.93        2,473    $   24.72        2,440    $   24.46
Granted (1).................................         694        37.48        2,243        32.66          205        32.43
Exercised...................................        (405)       19.28         (218)       15.29          (11)       19.58
Canceled/Expired/Forfeited(2)...............        (211)       32.44         (946)       29.92         (161)       30.92
                                                   -----                     -----                     -----
Outstanding at end of year..................       3,630    $   31.44        3,552    $   28.93        2,473    $   24.72
                                                   -----                     -----                     -----
                                                   -----                     -----                     -----
Exercisable at end of year..................       1,237    $   26.94          938    $   18.82          976
Weighted average fair value of options
 granted....................................                $    9.87                 $   10.73

---------------
(1) 1995 includes 1,084,000 shares granted under the EOP in consideration of participants' commitments to purchase shares of Fisher Common Stock.

(2) 1995 includes options issued under the Incentive Compensation Plan in respect to the performance plan covering 1996 that were surrendered in connection with the termination of such plan.

    419,000 of the 3,630,300 options outstanding at December 31, 1996 have exercise prices between $14.50 and $24.94, with a weighted average exercise price of $15.40 and a weighted average remaining contractual life of 5 years. 410,000 of these options are exercisable; their weighted average exercise price is $15.25. The remaining 3,211,000 options have exercise prices between $27.84 and $44.88, with a weighted average exercise price of $33.53 and a weighted average remaining contractual life of 9 years. 827,000 of these options are exercisable; their weighted average exercise price is $32.75.

  RESTRICTED UNIT PLAN

    Pursuant to the restricted unit plan of Fisher, each non-employee director of the Company received a one-time grant of 5,000 units upon becoming a director of the Company. The units represent the right to receive an equivalent number of shares of Common Stock upon separation from service as a member of the Board of Directors, subject to certain restrictions. The units are subject to certain transfer restrictions for a specified period during which the director has the right to receive dividends. The units vest 25% for each year of service. Unvested units are generally forfeited if the director ceases to be a non-employee director prior to the end of the restricted period. During 1996 and 1991, 5,000 and 20,000 units, respectively, were granted under the restricted unit plan.

  PRO FORMA DISCLOSURES

    Had compensation cost for options granted subsequent to January 1, 1995 been based upon fair value determined under SFAS No. 123, the Company's 1996 net income would have been reduced to $31.7 million with primary earnings per share of $1.71 and fully diluted earnings per share of $1.64. 1995 net income would have been reduced to $3.0 million with primary and fully diluted earnings per share of $0.18. The fair value of each option grant is estimated on the date of grant using a binomial option pricing model with the following weighted average assumptions used for grants in 1996 and 1995: risk-free interest rates of approximately 6.5% and 5.5% for the 1991 Plan options and 6.0% and 6.0% for the OUSP options; an annual dividend yield of $0.08 per share; expected lives of 7 years for the 1991 Plan options and 3 years for the OUSP options and expected volatility of 25%. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

NOTE 17 -- TAX SHARING AGREEMENT

    Fisher and its former parent are parties to a Tax Sharing Agreement that provides for (i) the payment of taxes for periods during which Fisher and its former parent were included in the same consolidated, combined or unitary group for federal, state or local income tax purposes, (ii) the allocation of the responsibility for the filing of tax returns, (iii) the cooperation of the parties in realizing certain tax benefits, (iv) the conduct of tax audits and
(v) various related matters. The Company paid approximately $1.4 million and $0.3 million pursuant to this agreement in 1995 and 1994, respectively.

NOTE 18 -- RESTRUCTURING CHARGES

    In the third quarter of 1995, the Board of Directors approved the Company's restructuring plan aimed at improving the efficiency and reducing the costs of its global logistics, customer service and administrative functions (the "1995 Plan"). As a result, the Company recorded a restructuring charge of $34.3 million. The 1995 Plan, which anticipated the integration of the former Fisons businesses with the Company, included the elimination and in some cases relocation of certain administrative functions, reorganization of the research sales force and the consolidation and relocation of certain logistics and customer service systems and locations throughout the world. Implementation of the 1995 Plan is expected to be completed during 1997. The restructuring charge consisted of $18.2 million related to noncash asset impairments, $12.0 million of employee separation arrangements and $4.1 million of exit costs.

    Asset impairments were recorded primarily for certain owned facilities which were closed and sold in 1996. The net book values of these facilities have been adjusted to their estimated fair market values less costs to sell. The charge for employee separations was to accrue for the termination and other severance costs for approximately 300 salaried and hourly employees who have been or will be severed as a result of the 1995 Plan. Approximately 235 employees had been terminated as of December 31, 1996. The exit costs were recorded primarily to accrue for future rent, net of estimated sublease rentals, and other costs related to leased facilities that as a result of the 1995 Plan will be closed prior to the contractual termination date of the leases.

    The following table summarizes the recorded accruals and impairments related to the 1995 Plan (in millions):

                                                                           EMPLOYEE
                                                                          SEPARATIONS
                                                             ASSET      AND OTHER EXIT
                                                          IMPAIRMENTS        COSTS         TOTAL
                                                         -------------  ---------------  ---------

Restructuring charge...................................    $    18.2       $    16.1     $    34.3
Cash payments..........................................       --                (1.8)         (1.8)
Noncash items..........................................        (18.2)           (0.3)        (18.5)
                                                               -----           -----     ---------
Balance as of December 31, 1995........................       --                14.0          14.0
Adjustments............................................          0.8            (0.8)       --
Cash payments..........................................       --                (6.5)         (6.5)
Noncash items..........................................         (0.8)         --              (0.8)
                                                               -----           -----     ---------
Balance as of December 31, 1996........................    $  --           $     6.7     $     6.7
                                                               -----           -----     ---------
                                                               -----           -----     ---------

    The 1995 Plan also includes opening new logistics facilities and relocating certain customer service and administrative functions. In accordance with Financial Accounting Standards Board Emerging Issues Task

Force Issue 94-3, "Liability Recognition for Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", certain costs resulting from the relocation of inventories, relocation of employees, hiring and training new employees, other start-up costs, and costs resulting from the temporary duplication of certain operations have not been included in the restructuring charge and are recognized in selling, general and administrative expense as incurred.

    During the third quarter of 1991, Fisher recorded a $20.0 million restructuring charge relating to programs designed to improve the operation of its North American distribution system. This is being accomplished through the selective consolidation, relocation and expansion of facilities. The 1991 restructuring reserve balance was $3.6 million and $5.6 million at December 31, 1996 and 1995, respectively. In 1996, cash transactions of $2.0 million affected the reserve. In 1995 cash and noncash transactions of $4.0 million and $1.0 million, respectively, affected the reserve. On the basis of current projections, Fisher expects the majority of this program to be completed in 1997.

    The Company's restructuring liabilities are evaluated quarterly, taking into consideration restructuring activity to date and the status of the restructuring plans.

NOTE 19 -- GEOGRAPHICAL FINANCIAL INFORMATION

    The Company's operations are conducted in one business segment. Selected geographical financial information for the years ended December 31, 1996, 1995 and 1994 is shown below (in millions):

                                                               1996       1995       1994
                                                             ---------  ---------  ---------

Geographic Information:
  Net Sales:
    Domestic...............................................  $ 1,777.0  $ 1,153.4  $   942.3
    Europe.................................................      265.1      179.5       98.4
    Other International....................................      102.3      102.9       86.0
                                                             ---------  ---------  ---------
                                                             $ 2,144.4  $ 1,435.8  $ 1,126.7
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------
Income from Operations:
    Domestic...............................................  $   100.2  $    34.0  $    64.0
    Europe.................................................       (6.2)     (13.6)      (1.8)
    Other International....................................        0.6       (2.2)       1.7
                                                             ---------  ---------  ---------
                                                             $    94.6  $    18.2  $    63.9
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------
Identifiable Assets:
    Domestic...............................................  $   851.8  $   850.4  $   467.5
    Europe.................................................      277.4      275.1      102.1
    Other International....................................       65.6       51.2       45.8
    Corporate and Other....................................       67.9       93.8      107.1
                                                             ---------  ---------  ---------
                                                             $ 1,262.7  $ 1,270.5  $   722.5
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    Operating income is revenue less related costs and direct and allocated expenses. Identifiable corporate and other assets consist principally of cash, marketable securities, and the assets of the Company's inactive insurance subsidiary. Intercompany sales and transfers between segments were not material for the years ended December 31, 1996, 1995 or 1994.

NOTE 20 -- UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The following is a summary of quarterly financial information for 1996 and 1995 (in millions, except per share amounts):

                                                                                   1996
                                                           -----------------------------------------------------
                                                             FIRST     SECOND      THIRD     FOURTH      YEAR
                                                           ---------  ---------  ---------  ---------  ---------

Sales....................................................  $   516.0  $   532.2  $   541.0  $   555.2  $ 2,144.4
Gross profit.............................................      135.6      142.9      146.4      153.6      578.5
Net income...............................................        4.5        8.4       11.5       12.4       36.8
Earnings per common share:
  Primary................................................  $     .27  $     .49  $     .56  $     .60  $    1.96
  Fully diluted..........................................        .27        .46        .56        .60       1.87

                                                                                   1995
                                                           -----------------------------------------------------
                                                             FIRST     SECOND      THIRD     FOURTH      YEAR
                                                           ---------  ---------  ---------  ---------  ---------

Sales....................................................  $   303.1  $   314.9  $   333.7  $   484.1  $ 1,435.8
Gross profit.............................................       83.9       91.4       90.1      121.5      386.9
Net income (a)...........................................        6.8       10.2      (15.8)       2.0        3.2
Earnings per common share:
  Primary................................................  $     .42  $     .62  $    (.96) $     .12  $     .19
  Fully diluted..........................................        .40        .56       (.96)       .12        .19

------------

NOTE: Amounts may not add due to rounding.

(a) During the third quarter of 1995, Fisher recorded a $34.3 million ($20.3 million, net of tax) restructuring charge. The charge is primarily related to the elimination and in some cases relocation of certain administrative locations and functions, a sales force reorganization, and the global consolidation of certain domestic, Canadian and international logistics and customer service facilities and systems.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS. The information appearing in Fisher's Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 1997 (the "Proxy Statement") under the caption "Nomination and Election of Directors", page 4, is incorporated herein by reference.

    EXECUTIVE OFFICERS. Information in answer to this Item appears under the caption "Executive Officers of Fisher" in Item 1 of this Annual Report.

    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. The information appearing in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance", page 5, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information appearing in the Proxy Statement under the caption "Compensation of Directors and Executive Officers," pages 6 through 10, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information appearing in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management", pages 1 through 3, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information appearing in the Proxy Statement under the caption "Certain Transactions and Other Matters", page 12, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a)(1)
       FINANCIAL STATEMENTS. The Index to Financial Statements of the Company appears at page 17 of this Annual Report.

         (2)
       SCHEDULES. Financial statement schedules are listed under Item 14(d) in this Annual Report.

         (3)
       EXHIBITS. Exhibits 10.4 through 10.13 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

  EXHIBIT
  NUMBER                DESCRIPTION
-----------             ------------------------------------------------------------------------------------------
       3.3   --         Restated Certificate of Incorporation of the Company. (1)
       3.4   --         Bylaws of the Company. (1)
       4.1   --         Specimen Certificate of Common Stock, $.01 par value per share, of the Company. (2)
       4.2   --         Restated Certificate of Incorporation of the Company (see Exhibit 3.3).
       4.3   --         Bylaws of the Company (see Exhibit 3.4).
       4.4   --         Senior Debt Securities Indenture dated as of December 18, 1995 between the Company and
                        Mellon Bank, N.A., as Trustee (4)

  EXHIBIT
  NUMBER                DESCRIPTION
-----------             ------------------------------------------------------------------------------------------
      10.1   --         Restated Environmental Matters Agreement, dated as of February 26, 1986, as amended and restated as of July 28, 1989, among Allied-Signal Inc., The Henley Group, Inc., The
                        Wheelabrator Group Inc., New Hampshire Oak, Inc. and Fisher Scientific Group Inc. (2)
      10.2   --         Amended and Restated Credit Agreement dated as of February 12, 1996, amending and restating the Term Loan and Revolving Credit Agreement, dated as of October 16, 1995 among
                        Fisher Scientific International Inc., Certain Commercial Lending Institutions and Toronto
                        Dominion (Texas), Inc.(5)
      10.3   --         Amendment No. 1 dated February 12, 1996 to the Term Loan Agreement dated October 16, 1995 among Fisher Scientific International Inc., Fisher Scientific U.K. Limited, Certain
                        Commercial Lending Institutions and The Toronto Dominion Bank.(5)
      10.4   --         1991 Stock Plan for Executive Employees of Fisher Scientific International Inc. and its
                        Subsidiaries. (3)
      10.5   --         Fisher Scientific International Inc. Retirement Plan. (1)
      10.6   --         Fisher Scientific International Inc. Savings and Profit Sharing Plan. (1)
      10.7   --         Fisher Scientific International Inc. Incentive Compensation Plan.(5)
      10.8   --         Restricted Unit Plan for Non-Employee Directors of Fisher Scientific International Inc.
                        (1)
      10.9   --         Fisher Scientific International Inc. Deferred Compensation Plan for Non-Employee
                        Directors. (1)
      10.10  --         Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (1)
      10.11  --         Fisher Scientific International Inc. Long-Term Incentive Plan. (3)
      10.12  --         1995 Operating Unit Stock Plan.(5)
      10.13  --         Employment Agreement, Dated May 23, 1995, Between Fisher and Michael J. Quinn.(5)
      11.1   --         Computation of Earnings per Common Share.*
      21.1   --         List of Subsidiaries of the Company.*
      23.1   --         Consent of DELOITTE & TOUCHE LLP.*
      27.1   --         Financial Data Schedule.*

------------

*   Filed herewith

    (1)Included in an exhibit to the Company's Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 24, 1993 and incorporated herein by reference.

    (2)Included as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-43505) filed with the Securities and Exchange Commission on October 23, 1991 and incorporated herein by reference.

    (3)Included in an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 24, 1995 and incorporated herein by reference.

    (4)Included as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 33-99884) filed with the Securities and Exchange Commission on November 30, 1995 and incorporated herein by reference.

    (5)Included in an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 21, 1996 and incorporated herein by reference.

  (b) REPORTS ON FORM 8-K: The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.

  (c)   EXHIBITS.  The following exhibits are filed with this annual report:

       11.1  --         Computation of Earnings per Common Share.
       21.1  --         List of Subsidiaries of the Company.
       23.1  --         Consent of DELOITTE & TOUCHE LLP.
       27.1  --         Financial Data Schedule.

  (d)  FINANCIAL STATEMENT SCHEDULES.

       All financial statement schedules have been omitted since the information required to be submitted has been included in the financial statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FISHER SCIENTIFIC INTERNATIONAL INC.

                                          By:        /s/ TODD M. DUCHENE
                                            ------------------------------------
                                                      Todd M. DuChene
                                            VICE PRESIDENT--GENERAL COUNSEL AND
                                                         SECRETARY

Date: March 27, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  SIGNATURE                                         TITLE                             DATE
----------------------------------------------  ----------------------------------------------  -----------------

            /s/ MICHAEL D. DINGMAN              Chairman of the Board and Director               March 27, 1997
------------------------------------
              Michael D. Dingman

             /s/ PAUL M. MONTRONE               President (Principal Executive Officer) and      March 27, 1997
------------------------------------             Director
               Paul M. Montrone

             /s/ PAUL M. MEISTER                Senior Vice President -- Chief Financial         March 27, 1997
------------------------------------             Officer (Principal Financial Officer) and
               Paul M. Meister                   Treasurer

              /s/ PAUL F. PATEK                 Vice President -- Controller (Principal          March 27, 1997
------------------------------------             Accounting Officer)
                Paul F. Patek

            /s/ PHILIP E. BEEKMAN               Director                                         March 27, 1997
------------------------------------
              Philip E. Beekman

              /s/ ROBERT A. DAY                 Director                                         March 27, 1997
------------------------------------
                Robert A. Day

             /s/ GERALD J. LEWIS                Director                                         March 27, 1997
------------------------------------
               Gerald J. Lewis

        /s/ EDWARD A. MONTGOMERY, JR.           Director                                         March 27, 1997
------------------------------------
          Edward A. Montgomery, Jr.

       /s/ LT. GEN. THOMAS P. STAFFORD          Director                                         March 27, 1997
------------------------------------
         Lt. Gen. Thomas P. Stafford

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    EXHIBITS
                                       TO
                                   FORM 10-K

                                ---------------

                      FISHER SCIENTIFIC INTERNATIONAL INC.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------