Form 10-Q
period 1997-03-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1997-05-13
CIK 880430

This Form 10-Q consists of 18 sequentially numbered pages. The exhibit index appears on sequentially numbered page 16.



                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                 ---------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                                 --------------

                        Commission file number:  01-10920
                                                ----------

                      Fisher Scientific International Inc.
         ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

                    Delaware                                  02-0451017
     ---------------------------------------          -------------------------
        (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                  Identification No.)

                  Liberty Lane
             Hampton, New Hampshire                              03842
    -----------------------------------------         --------------------------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (603) 926-5911
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes X  .          No      .
                                              ----             ----
The number of shares of Common Stock outstanding at April 30, 1997 was 20,230,840.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX


                                                                   Page No.
                                                                   --------
     Part I  - Financial Information:

          Item 1    - Financial Statements:

                    Introduction to the Financial Statements . . . .   3

                    Income Statements -
                    Three Months Ended March 31, 1997 and 1996 . . .   4

                    Balance Sheets -
                    March 31, 1997 and December 31, 1996 . . . . . .   5

                    Statements of Cash Flows -
                    Three Months Ended March 31, 1997 and 1996 . . .   6

                    Notes to Financial Statements. . . . . . . . . .   7

          Item 2    - Management's Discussion and Analysis of
                      Results of Operations and Financial
                      Condition. . . . . . . . . . . . . . . . . . .   9

     Part II - Other Information:

          Item 6    - Exhibits and Reports on Form 8-K . . . . . . .  13

     SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

     EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . .  16

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    INTRODUCTION TO THE FINANCIAL STATEMENTS


     The condensed financial statements included herein have been prepared by Fisher Scientific International Inc. ("Fisher" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1996 balance sheet is the balance sheet included in the audited financial statements as shown in the Company's 1996 Annual report on Form 10-K. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                                INCOME STATEMENTS
                     (in millions, except per share amounts)
                                   (unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                        1997           1996
                                                     ---------        --------
Sales                                                  $526.7           $516.0

Cost of sales                                           380.4            380.4
Selling, general and
  administrative expense                                121.5            118.4
                                                     --------         --------
Income from operations                                   24.8             17.2

Interest expense                                          6.1              8.6
Other (income) expense, net                              (1.6)             0.5
                                                     --------         --------

Income before income taxes                               20.3              8.1
Income tax provision                                      9.3              3.6
                                                     --------         --------
Net income                                           $   11.0         $    4.5
                                                     --------         --------
                                                     --------         --------

Earnings per common share:

Primary                                              $   0.53         $   0.27
                                                     --------         --------
                                                     --------         --------

Fully diluted                                        $   0.53         $   0.27
                                                     --------         --------
                                                     --------         --------

               See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                                 BALANCE SHEETS
                                  (in millions)



                                                                 March 31,           December 31,
                                                                   1997                 1996
                                                                -----------          -----------
ASSETS                                                          (unaudited)
Current assets:
     Cash and cash equivalents                                   $     15.5          $     24.7
     Receivables, net                                                 321.1               316.6
     Inventories                                                      261.0               256.0
     Other current assets                                              48.5                55.5
                                                                -----------          ----------
        Total current assets                                          646.1               652.8


Property, plant and equipment, net                                    225.3               209.5
Goodwill                                                              293.8               292.7
Other assets                                                          107.8               107.7
                                                                -----------          ----------
                                                                $   1,273.0          $  1,262.7
                                                                -----------          ----------
                                                                -----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt                                            $      23.0          $     14.6
     Accounts payable                                                 222.0               234.5
     Accrued and other current liabilities                            127.1               143.9
                                                                -----------          ----------
         Total current liabilities                                    372.1               393.0

Long-term debt                                                        305.3               281.5
Other liabilities                                                     197.4               202.0
                                                                -----------          ----------
         Total liabilities                                            874.8               876.5
                                                                -----------          ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock                                                     --                  --
     Common stock                                                       0.2                 0.2
     Capital in excess of par value                                   272.9               270.7
     Retained earnings                                                139.0               128.4
     Other                                                            (13.9)              (13.1)
                                                                -----------          ----------
          Total stockholders' equity                                  398.2               386.2
                                                                -----------          ----------
                                                                $   1,273.0          $  1,262.7
                                                                -----------          ----------
                                                                -----------          ----------


               See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)





                                                                       Three Months Ended
                                                                            March 31,
                                                                    ----------------------------
                                                                      1997                1996
                                                                    -------             -------
Cash flows from operating activities:
Net income                                                          $  11.0             $   4.5
Adjustments to reconcile net income to
  cash used by operating activities:
     Depreciation and amortization                                     10.6                10.7
     Deferred income taxes                                              3.4                 1.5
     Changes in working capital:
        Receivables, net                                               (3.2)               (4.3)
        Inventories                                                    (4.6)                5.6
        Payables, accrued and other current liabilities               (29.8)              (32.2)
        Other working capital changes                                   3.1                 2.9
     Other assets and liabilities                                      (8.3)               (1.8)
                                                                   --------            --------
     Cash used by operating activities                                (17.8)              (13.1)
                                                                   --------            --------
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                (2.0)               (2.1)
     Capital expenditures                                             (24.7)               (5.1)
     Other investing activities                                          --                (0.4)
                                                                   --------            --------
       Cash used in investing activities                              (26.7)               (7.6)
                                                                   --------            --------
Cash flows from financing activities:
     Proceeds from stock options exercised                              1.8                 3.7
     Dividends paid                                                    (0.4)               (0.3)
     Long-term debt proceeds                                           87.3                 2.3
     Long-term debt payments                                          (53.4)              (30.2)
                                                                   --------            --------
        Cash provided (used) by financing activities                   35.3               (24.5)
                                                                   --------            --------


     Net change in cash and cash equivalents                           (9.2)              (45.2)
     Cash and cash equivalents - beginning of period                   24.7                63.7
                                                                   --------            --------
     Cash and cash equivalents - end of period                     $   15.5               $18.5
                                                                   --------            --------
                                                                   --------            --------


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

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company is required to adopt SFAS No. 128 in the fourth quarter of 1997. If the provisions of SFAS No. 128 had been used to calculate EPS for the three months ended March 31, 1997 and 1996, the effect on earnings per share would have been insignificant.

NOTE 3 - INVENTORIES

     The following is a summary of inventories by major category (in millions):

                                                   March 31,     December 31,
                                                     1997            1996
                                                  -----------   ------------
Raw material                                        $    12.5           11.2
Work in process                                           3.1            3.0
Finished products                                       245.4          241.8
                                                   ----------   ------------
                                                    $   261.0   $      256.0
                                                   ----------   ------------
                                                   ----------   ------------

NOTE 4 - DEBT

     The following is a summary of debt and other obligations (in millions):

                                                    March 31,    December 31,
                                                      1997           1996
                                                   ----------   ------------

Bank Credit Facility                                $   143.7   $      116.8
7 1/8% Notes (net of a discount
     of $1.1 million at March 31, 1997
     and December 31, 1996)                             148.9          148.9
  Other                                                  35.7           30.4
  Less current portion of long-term debt                (23.0)         (14.6)
                                                   ----------   ------------
                                                     $  305.3      $   281.5
                                                   ----------   ------------
                                                   ----------   ------------

NOTE 5 - DIVIDENDS

     On March 15, 1997, Fisher's Board of Directors declared a quarterly cash dividend of $0.02 per share, payable April 15, 1997 to shareholders of record April 1, 1997.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those factors discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition - Cautionary Factors Regarding Forward-Looking Statements" contained in the Company's Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS

     SALES

     Sales for the three months ended March 31, 1997 increased 2% to $526.7 million from $516.0 million for the comparable period in 1996. Sales growth in Fisher's historical North American operations was partially offset by a decrease in sales to the U.S. clinical laboratory market. Because of reduced sales in the clinical laboratory market, the Company expects near-term revenue growth to remain below historical levels.

     GROSS PROFIT

     Fisher's gross profit increased 8% to $146.3 million for the first three months of 1997 from $135.6 million for the comparable period in 1996, primarily resulting from improvements in gross profit as a percent of sales. Gross profit as a percent of sales increased to 27.8% for the three months ended March 31, 1997 from 26.3% for the same period in 1996. The increase largely reflects improvements in gross margins of Fisher's North American operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense for the three months ended March 31, 1997 increased 3% to $121.5 million from $118.4 million for the comparable period in 1996. Selling, general and administrative expense in both periods includes nonrecurring costs associated with the implementation of the restructuring plan that began in the third quarter of 1995 as well as costs to integrate Curtin Matheson Scientific Inc. ("CMS"), acquired in October 1995, into Fisher. Certain costs resulting from the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other one-time and redundant costs, which will be eliminated as the restructuring plan is completed, are recognized as incurred. For the three months ended March 31, 1996, $4.9 million of such costs were included in selling, general and administrative expenses. For the three months ended March 31, 1997, $1.9 million of such costs and costs resulting from additional cost reduction actions discussed below were included in selling, general and administrative expense.

     Excluding such costs for comparison purposes, selling general and administrative expense as a percentage of sales was 22.7% compared with 22.0% for the same period in 1996. This increase is primarily due to lower than expected sales volume without a corresponding decrease in expense. The Company has taken and is continuing to take actions to improve efficiencies and reduce this expense as a percent of sales. These actions include further work force reductions and information systems improvements. The Company expects the costs of these actions, along with costs associated with completing the restructuring plan and the integration of CMS into Fisher, to approximate $10 million to $12 million for 1997.

     Operations outside of the United States continue to have significantly higher selling, general and administrative expense as a percentage of sales as compared with that of Fisher's domestic operations. These higher costs are being incurred as part of a plan to develop an integrated worldwide supply capability, the benefit of which has not been fully realized.

     INCOME FROM OPERATIONS

     Income from operations increased by 44% to $24.8 million for the three months ended March 31, 1997, compared with $17.2 million for the corresponding period in 1996. This increase reflects the factors described above. Income from operations as a percent of sales increased to 4.7% for the three months ended March 31, 1997, compared with 3.3% for the same period in 1996.

     INTEREST EXPENSE

     Interest expense decreased to $6.1 million from $8.6 million for the comparable period in 1996. The decrease principally reflects the June 1996 conversion and redemption of the Company's $125 million step-up convertible notes.

     NET INCOME

     Net income for the three months ended March 31, 1997 increased to $11.0 million from $4.5 million for the comparable period in 1996 as a result of the factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1997, the Company's operations used $17.8 million of cash compared with using $13.1 million for the same period in 1996. This increase in cash used by operating activities primarily resulted from an increase in inventories. Inventories have increased due to the consolidation and relocation of certain logistical facilities in North America and lower than expected sales volume.

     The Company's operating working capital (defined as receivables plus inventories less accounts payable and accrued liabilities) increased to $233.0 million at March 31, 1997 from $194.2 million at December 31, 1996. This increase is due to increases in accounts receivable and inventories and decreases in accounts payable and accrued liabilities. The increases in accounts receivable and inventories are the result of increased sales volume and the consolidation and relocation of North American logistical facilities. The decreases in accounts payable and accrued liabilities are principally attributable to payments of previously accrued restructuring and integration amounts, payments of accrued compensation and benefit amounts and timing of payment of other previously accrued amounts.

     Excluding the effect, if any, of future acquisitions and anticipated temporary inventory duplications as the Company completes the consolidation and relocation of its logistical facilities in North America, the Company's operating working capital requirements are not anticipated to increase substantially throughout the remainder of 1997.

     During the three months ended March 31, 1997, the Company used $26.7 million of cash for investing activities compared with $7.6 million for the same period in 1996. The increase in cash used for investing activities is primarily due to capital expenditures. For the three months ended March 31, 1997 and 1996, the Company had capital expenditures of $24.7 million and $5.1 million, respectively. This increase is due to the Company's investment in new logistical facilities in North America and in the Far East.

     During the three months ended March 31, 1997, the Company's financing activities provided $35.3 million compared with using $24.5 million for the same period in 1996. This change is primarily due to $33.9 million in net long-term debt proceeds in the first quarter of 1997 which were used to fund capital expenditures, acquisitions and operations. In the same period in 1996, the Company made net long-term debt payments of $27.9 million primarily funded from surplus cash.

     Fisher expects that cash flows from operations, together with cash and cash equivalents on hand and funds available under existing credit facilities, will be sufficient to meet ongoing operating and capital expenditure requirements.

     On March 15, 1997, Fisher's Board of Directors declared a quarterly cash dividend of $.02 per share, payable April 15, 1997 to shareholders of record April 1, 1997. The Company plans to continue paying regular quarterly dividends, which will be funded by cash generated from operations. No dividend will be payable unless declared by the Fisher Board of Directors and funds are legally available for payment of a dividend.

                           PART II - OTHER INFORMATION


ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 11 - Computation of Earnings Per Common Share for the Three Months Ended March 31, 1997 and 1996.

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K:

          None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FISHER SCIENTIFIC INTERNATIONAL INC.




Date:  May 12, 1997                /S/ PAUL F.  PATEK
     ------------------            ----------------------------
                                   PAUL F. PATEK
                                   Vice President - Controller

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ______________________

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                      for the quarter ended March 31, 1997



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX



    EXHIBIT NO.                    DESCRIPTION                          PAGE
 -----------------    -----------------------------------------      -----------

        11            Computation of Earnings Per Common                 17
                      Share for the Three Months Ended
                      March 31, 1997
                      and 1996

        27            Financial Data Schedule                            18