Form 10-Q
period 1997-06-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1997-08-14
CIK 880430

This Form 10-Q consists of 24 sequentially numbered pages. The exhibit index appears on sequentially numbered page 22.

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                            ------------------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                     Commission file number: 01-10920

                    Fisher Scientific International Inc.
       -------------------------------------------------------------
          (Exact name of registrant as specified in its charter.)


            Delaware                             02-0451017
  ---------------------------------        ----------------------
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)

             Liberty Lane
        Hampton, New Hampshire                         03842
-------------------------------------------     ------------------
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
                                                  ---    ---

The number of shares of Common Stock outstanding at July 31, 1997 was 20,310,546.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX


                                                                   PAGE NO.
                                                                   --------


Part I--Financial Information:

    Item 1--Financial Statements:

           Introduction to the Financial Statements....................3

           Income Statements -
           Three and Six Months Ended June 30, 1997 and 1996...........4

           Balance Sheets -
           June 30, 1997 and December 31, 1996.........................5

           Statements of Cash Flows -
           Six Months Ended June 30, 1997 and 1996.....................6

           Notes to Financial Statements...............................7

    Item 2--Management's Discussion and Analysis of Results
            of Operations and Financial Condition.....................10

Part II--Other Information:

    Item 2--Changes in Securities.....................................15

    Item 4--Submission of Matters to a Vote of Security Holders.......18

    Item 6--Exhibits and Reports on Form 8-K..........................19

SIGNATURE.............................................................20

EXHIBIT INDEX.........................................................22

                  FISHER SCIENTIFIC INTERNATIONAL INC.

                      PART 1--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

           INTRODUCTION TO THE FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by Fisher Scientific International Inc. ("Fisher" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1996 balance sheet is the balance sheet included in the audited financial statements as shown in the Company's 1996 Annual Report on Form 10-K. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                               INCOME STATEMENTS
                     (in millions, except per share amounts)
                                   (unaudited)



                                      Three Months Ended                Six Months Ended
                                           June 30,                         June 30,
                                      -------------------               -----------------
                                       1997         1996                 1997       1996
                                      -------      ------               ------     -------
Sales                                 $542.6       $532.2               $1,069.3   $1,048.2

Cost of sales                          394.1        389.3                  774.5      769.7
Selling, general and
 administrative expense                127.4        119.0                  248.9      237.4
                                      ------       ------                -------   --------

Income from operations                  21.1         23.9                   45.9       41.1

Interest expense                         6.0          7.8                   12.1       16.4
Other (income) expense, net             (2.8)         0.6                   (4.4)       1.1
                                      ------       ------                -------   --------

Income before income taxes              17.9         15.5                   38.2       23.6
Income tax provision                     8.3          7.1                   17.6       10.7

Net income                            $  9.6       $  8.4                 $ 20.6   $   12.9
                                      ------       ------                -------   --------
                                      ------       ------                -------   --------

Earnings per common share:

Primary                               $ 0.47       $ 0.49                 $ 1.00   $   0.76
                                      ------       ------                -------   --------
                                      ------       ------                -------   --------
Fully diluted                         $ 0.46       $ 0.46                 $ 0.99   $   0.74
                                      ------       ------                -------   --------
                                      ------       ------                -------   --------


                            See the accompanying notes to financial statements.

                        FISHER SCIENTIFIC INTERNATIONAL INC.
                                  BALANCE SHEETS
                                   (in millions)


                                           June 30,      December 31,
                                             1997            1996
                                          -----------    ------------
ASSETS                                    (Unaudited)
Current assets:
 Cash and cash equivalents                 $   16.3      $       24.7
 Receivables, net                             316.6             316.6
 Inventories                                  245.9             256.0
 Other current assets                          70.1              55.5
                                           --------      ------------
    Total current assets                      648.9             652.8

Property, plant and equipment, net            212.8             209.5
Goodwill                                      295.1             292.7
Other assets                                  103.0             107.7
                                           --------      ------------
                                           $1,259.8      $    1,262.7
                                           --------      ------------
                                           --------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt         $   19.6      $       14.6
 Accounts payable                             218.5             234.5
 Accrued and other current liabilities        126.0             143.9
                                           --------      ------------
    Total current liabilities                 364.1             393.0

Long-term debt                                295.5             281.5
Other liabilities                             194.1             202.0
                                           --------      ------------
    Total liabilities                         853.7             876.5
                                           --------      ------------

Commitments and contingencies

Stockholders' equity:

 Preferred stock                                 --                --
 Common stock                                   0.2               0.2
 Capital in excess of par value               275.7             270.7
 Retained earnings                            148.2             128.4
 Other                                        (18.0)            (13.1)
                                           --------      ------------
    Total stockholders' equity                406.1             386.2
                                           --------      ------------
                                           $1,259.8      $    1,262.7
                                           --------      ------------
                                           --------      ------------

         See the accompanying notes to financial statements.

                   FISHER SCIENTIFIC INTERNATIONAL INC.
                       STATEMENTS OF CASH FLOWS
                            (in millions)
                             (unaudited)


                                                Six Months Ended
                                                    June 30,
                                               ------------------
                                                1997        1996
                                               ------      ------
Cash flows from operating activities:
  Net income                                   $ 20.6      $ 12.9
  Adjustments to reconcile net income to
    cash used by operating activities:
      Depreciation and amortization              22.3        21.9
      Gain on sale of assets                     (2.8)         --
      Deferred income taxes                       2.5         3.3
      Changes in working capital:
        Receivables, net                          1.3         2.1
        Inventories                              11.5         1.9
        Payables, accrued and other current
          liabilities                           (30.0)      (43.8)
        Other working capital changes             2.5         4.9
      Other assets and liabilities              (20.1)        0.8
                                               ------      ------
        Cash provided by operating activities     7.8         4.0
                                               ------      ------

Cash flows from investing activities:
  Acquisitions, net of cash acquired             (8.6)       (4.7)
  Capital expenditures                          (32.4)      (11.6)
  Other investing activities                      1.8        (0.4)
                                               ------      ------
        Cash used in investing activities       (39.2)      (16.7)
                                               ------      ------

Cash flows from financing activities:
  Proceeds from stock options exercised           4.0         4.8
  Dividends paid                                 (0.8)       (0.7)
  Long-term debt proceeds                        89.1         2.1
  Long-term debt payments                       (69.3)      (40.5)
                                               ------      ------
        Cash provided (used) by financing
          activities                             23.0       (34.3)
                                               ------      ------

Net change in cash and cash equivalents          (8.4)      (47.0)
Cash and cash equivalents - beginning
  of period                                      24.7        63.7
                                               ------      ------
Cash and cash equivalents - end of period      $ 16.3      $ 16.7
                                               ------      ------
                                               ------      ------


           See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    Fisher Scientific International Inc.'s ("Fisher" or the "Company") operations are conducted by wholly owned and majority-owned subsidiaries, joint ventures, equity interests and agents, located in North and South America, Europe, the Far East, the Middle East and Africa. The Company's activities relate principally to one business segment--scientific and clinical products. This includes operations engaged in the supply, marketing, service and manufacture of scientific, clinical, educational, occupational health and safety products. Other activities include third-party services and electronic commerce.

NOTE 2--ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company is required to adopt SFAS No. 128 in the fourth quarter of 1997. If the provisions of SFAS No. 128 had been used to calculate EPS for the three and six months ended June 30, 1997 and 1996, the effect on earnings per share would have been insignificant.

NOTE 3--INVENTORIES

    The following is a summary of inventories by major category (in millions):

                                        June 30,             December 31,
                                         1997                     1996
                                        --------             -------------

Raw material                             $  13.6                   $  11.2
Work in process                              3.5                       3.0
Finished products                          228.8                     241.8
                                        --------             -------------
                                         $ 245.9                   $ 256.0
                                        --------             -------------
                                        --------             -------------

NOTE 4--OTHER CURRENT ASSETS

     In the second quarter of 1997, the Company sold a non-core asset resulting in a $1.5 million gain classified in other income and expense and a $17.6 million receivable classified in other current assets at June 30, 1997. This amount was collected in the third quarter of 1997.

NOTE 5--DEBT

    The following is a summary of debt and other obligations (in millions):

                                        June 30,             December 31,
                                         1997                     1996
                                        --------             -------------
Bank Credit Facility                     $  134.3                $  116.8
7 1/8% Notes (net of a discount
of $1.1 million at June 30, 1997
and December 31, 1996)                      148.9                   148.9
Other                                        31.9                    30.4
Less current portion of long-term debt      (19.6)                  (14.6)
                                        --------             -------------
                                         $  295.5                $  281.5
                                        --------             -------------
                                        --------             -------------

NOTE 6--STOCKHOLDERS' EQUITY

    On June 4, 1997, the Board of Directors of Fisher declared a quarterly cash dividend of $0.02 per share, payable July 3, 1997 to stockholders of record June 18, 1997.

    On June 9, 1997, the Board of Directors of Fisher declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock ("Common Shares") of the Company. The dividend was payable on June 19, 1997 to stockholders of record on that date. The description of all terms of the Rights are set forth in a Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C. (the "Rights Agreement"). Until the occurrence of a Distribution Date (as defined in the Rights Agreement), the Rights will be evidenced by the Common Stock certificates and may be transferred only with the Common Stock. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value (the "Preferred Shares"), of the Company at a price of $190 per one one-hundredth of a Preferred Share, subject to adjustment. There are 500,000 authorized shares of Series A Junior Preferred Stock. When issued, each Preferred Share is entitled to an aggregate dividend of 100 times the dividend declared per Common Share. Additionally, in the event of liquidation, the holders of the Preferred Shares will be entitled to an aggregate payment of 100 times the payment made per Common Share. Each Preferred Share will also have 100 votes. In the event of a transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount received per Common Share.

    The Rights will expire on June 8, 2007 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

NOTE 7--SUBSEQUENT EVENTS

    On August 7, 1997, the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL Co.") entered into an agreement and plan of merger (the "Merger Agreement") providing for a recapitalization of Fisher. Under the terms of the Merger Agreement, approximately 97% of the fully diluted common stock of Fisher will be converted into the right to receive $51.00 per share in cash (approximately $1.06 billion in the aggregate). Pursuant to an election process that gives priority to eligible employees presently holding Fisher Common Stock and opting to purchase Fisher Common Stock, the remaining shares will be retained by existing stockholders and will represent ownership in the recapitalized company. Consummation of the merger is subject among other things to certain customary conditions, including certain regulatory and stockholder approvals, receipt of necessary financing and customary conditions including the absence of material adverse changes to the Company. In the event the Merger Agreement is terminated for any reason other than a material breach by FSI, the Merger Agreement requires the Company to reimburse THL or FSI for all out-of-pocket expenses and fees incurred by THL or FSI up to a stated maximum. The Merger Agreement also provides for the payment to FSI of a Termination Fee under certain circumstances. A copy of the Merger Agreement is included as Exhibit
4.3 to this Form 10-Q. If the Merger is consummated, the transaction would qualify as a change in control and vesting of outstanding common stock options may accelerate. The Company also has agreements with certain of its key executives and severance plans for key employees which provide for severance payments under certain circumstances in the event an employee is severed following a change in control.

    In connection with the Merger Agreement, the Board of Directors of the Company approved a First Amendment, dated as of August 7, 1997 (the "First Amendment"), to the Rights Agreement. The First Amendment provides, among other things, that FSI and its Affiliates (as defined in the First Amendment) would not be deemed an Acquiring Person (as such term is defined in the Rights Agreement).

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those factors discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition--Cautionary Factors Regarding Forward-Looking Statements" contained in the Company's Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS

    SALES

    Sales for the three and six months ended June 30, 1997 each increased 2% to $542.6 million and $1,069.3 million, respectively, from $532.2 million and $1,048.2 million for the comparable periods in 1996. Sales growth in Fisher's historical North American and international operations was partially offset by a decrease in sales to the U.S. clinical laboratory market. As a result of the slowdown in sales to the clinical laboratory market and the current strike of United Parcel Service of America, Inc., the Company expects near-term revenue growth to remain below historical levels.

GROSS PROFIT

    Fisher's gross profit for the three- and six-month periods ended June 30, 1997 increased 4% and 6% to $148.5 million and $294.8 million, respectively, from $142.9 million and $278.5 million for the comparable periods in 1996, primarily resulting from improvements in gross profit as a percent of sales. Gross profit as a percent of sales increased to 27.6% for the six months ended June 30, 1997 from 26.6% for the same period in 1996. The increase largely reflects improvements in gross margins of Fisher's historical North American operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense for the three and six months ended June 30, 1997 increased 7% and 5% to $127.4 million and $248.9 million, respectively, from $119.0 million and $237.4 million for the comparable periods in 1996. Selling, general and administrative expense in both periods includes nonrecurring costs associated with the implementation of the restructuring plan that began in the third quarter of 1995, the integration of Curtin Matheson Scientific Inc. ("CMS"), acquired in October 1995, into Fisher, actions taken this year to improve operating efficiencies and the Board of Directors' recent review of strategic alternatives. Nonrecurring integration and restructuring-related costs include costs resulting from the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other one-time and redundant costs, which will be eliminated as the integration and restructuring plans are completed. These costs are recognized as incurred. For the three and six months ended June 30, 1997, $6.4 million and $8.3 million, respectively, of such costs were included in selling, general and administrative expense compared with $5.1 million and $10.0 million for the comparable periods in 1996. The Company expects these costs to approximate $12 million to $17 million for 1997.

    Operations outside of the United States continue to have significantly higher selling, general and administrative expense as a percentage of sales as compared with that of Fisher's domestic operations. These higher costs are being incurred as part of a plan to develop an integrated worldwide supply capability, the benefit of which has not been fully realized.

INCOME FROM OPERATIONS

    Income from operations for the three months ended June 30, 1997 decreased to $21.1 million from $23.9 million for the corresponding period in 1996. Income from operations for the six month period ended June 30, 1997 increased to $45.9 million from $41.1 million for the corresponding period in 1996. Income from operations as a percent of sales increased to 4.3% for the six months ended June 30, 1997, compared with 3.9% for the same period in 1996.

INTEREST EXPENSE

    Interest expense for the three- and six-month periods ended June 30, 1997 decreased to $6.0 million and $12.1 million, respectively from $7.8 million and $16.4 million for the comparable periods in 1996. These decreases principally reflect the June 1996 conversion and redemption of the Company's $125 million step-up convertible notes.

OTHER (INCOME) EXPENSE, NET

    Other (income) expense, net for the three- and six-month periods ended June 30, 1997 increased to $2.8 million and $4.4 million of income, respectively, from $0.6 million and $1.1 million of expense for the comparable periods in 1996. These increases were primarily due to gains on sales of non-core assets.

NET INCOME

    Net income for the three and six months ended June 30, 1997 increased to $9.6 million and $20.6 million, respectively, from $8.4 million and $12.9 million for the comparable periods in 1996 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 30, 1997, the Company's operations provided $7.8 million of cash compared with $4.0 million for the same period in 1996. This increase in cash provided by operating activities primarily resulted from an increase in net income and changes in operating working capital, discussed below.

    The Company's operating working capital (defined as receivables plus inventories less accounts payable and accrued liabilities) increased to $218.0 million at June 30, 1997 from $194.2 million at December 31, 1996. This increase is due to decreases in accounts payable and accrued liabilities partially offset by a decrease in inventories. The decreases in accounts payable and accrued liabilities are principally attributable to payments of previously accrued restructuring and integration amounts, payments of accrued compensation and benefit amounts and timing of payment of other previously accrued amounts. The decrease in inventories is due to an overall plan to reduce inventories while maintaining service levels.

    Excluding the effect, if any, of future acquisitions and anticipated temporary inventory duplications as the Company completes the consolidation and relocation of its logistical facilities in North America, the Company's operating working capital requirements are not anticipated to increase substantially throughout the remainder of 1997.

    During the six months ended June 30, 1997, the Company used $39.2 million of cash for investing activities compared with $16.7 million for the same period in 1996. The increase in cash used for investing activities is primarily due to capital expenditures. For the six months ended June 30, 1997 and 1996, the Company had capital expenditures of $32.4 million and $11.6 million, respectively. This increase is due to the Company's investment in new logistical facilities in North America and the Far East.

    During the six months ended June 30, 1997, the Company's financing activities provided $23.0 million compared with using $34.3 million for the same period in 1996. This change is primarily due to $19.8 million in net long-term debt proceeds in the first six months of 1997, which were used to fund capital expenditures and acquisitions. In the same period in 1996, the Company made net long-term debt payments of $38.4 million, primarily funded from surplus cash.

    Fisher expects that cash flows from operations, together with cash and cash equivalents on hand and funds available under existing credit facilities, will be sufficient to meet ongoing operating and capital expenditure requirements.

    On June 4, 1997, the Board of Directors of Fisher declared a quarterly cash dividend of $0.02 per share, payable July 3, 1997 to shareholders of record June 18, 1997. The Company plans to continue paying regular quarterly dividends, which will be funded by cash generated from operations. No dividend will be payable unless declared by the Fisher Board of Directors and funds are legally available for payment of a dividend.

    On June 9, 1997, the Board of Directors of Fisher declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock ("Common Shares") of the Company. The dividend was payable on June 19, 1997 to stockholders of record on that date. The description of all terms of the Rights are set forth in a Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C. (the "Rights Agreement"). Until the occurrence of a Distribution Date (as defined in the Rights Agreement), the Rights will be evidenced by the Common Stock certificates and may be transferred only with the Common Stock. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value (the "Preferred Shares"), of the Company at a price of $190 per one one-hundredth of a Preferred Share, subject to adjustment. There are 500,000 authorized shares of Series A Junior Preferred Stock. When issued, each Preferred Share is entitled to an aggregate dividend of 100 times the dividend declared per Common Share. Additionally, in the event of liquidation, the holders of the Preferred Shares will be entitled to an aggregate payment of 100 times the payment made per Common Share. Each Preferred Share will also have 100 votes. In the event of a transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount received per Common Share.

    The Rights will expire on June 8, 2007 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

FINANCIAL CONDITION

    At June 30, 1997, current assets decreased $3.9 million from December 31, 1996, with a decrease in cash and inventories of $8.4 million and $10.1 million, respectively, partially offset by an increase of $14.6 million in other current assets. The decrease in cash resulted primarily from capital expenditures related to the Company's investment in new logistical facilities in North America and the Far East in excess of net proceeds on long-term debt. The decrease in inventories is due to an overall plan to reduce inventories while maintaining service levels. The increase in other current assets is primarily due to a receivable on the sale of a non-core asset recorded in the second quarter of 1997. Long-term assets increased by $1.0 million from December 31, 1996, with increases of $3.3 million in property, plant and equipment, net and of $2.4 million in goodwill partially offset by a decrease of $4.7 million in other assets. The increase in property, plant and equipment, net resulted from the capital expenditures discussed above, partially offset by the sale of a non-core asset recorded and depreciation. The increase in goodwill is due to small international acquisitions and the decrease in other assets resulted from a reduction in deferred taxes primarily related to restructuring and integration spending. Changes in other current liabilities and long-term debt are discussed above. Other long-term liabilities decreased $7.9 million, primarily due to integration-related items.

    On August 7, 1997, the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL Co.") entered into an agreement and plan of merger (the "Merger Agreement") providing for a recapitalization of Fisher. Under the terms of the Merger Agreement, approximately 97% of the fully diluted common stock of Fisher will be converted into the right to receive $51.00 per share in cash (approximately $1.06 billion in the aggregate). Pursuant to an election process that gives priority to eligible employees presently holding Fisher Common Stock and opting to purchase Fisher Common Stock, the remaining shares will be retained by existing stockholders and will represent ownership in the recapitalized company. Consummation of the merger is subject among other things to certain customary conditions, including certain regulatory and stockholder approvals, receipt of necessary financing and customary conditions including the absence of material adverse changes to the Company. In the event the Merger Agreement is terminated for any reason other than a material breach by FSI, the Merger Agreement requires the Company to reimburse THL or FSI for all out-of-pocket expenses and fees incurred by THL or FSI up to a stated maximum. The Merger Agreement also provides for the payment to FSI of a Termination Fee under certain circumstances. A copy of the Merger Agreement is included as Exhibit
4.3 to this Form 10-Q. If the Merger is consummated, the transaction would qualify as a change in control and vesting of outstanding common stock options may accelerate. The Company also has agreements with certain of its key executives and severance plans for key employees which provide for severance payments under certain circumstances in the event an employee is severed following a change in control.

    In connection with the Merger Agreement, the Board of Directors of the Company approved a First Amendment, dated as of August 7, 1997 (the "First Amendment"), to the Rights Agreement. The First Amendment provides, among other things, that FSI and its Affiliates (as defined in the First Amendment) would not be deemed an Acquiring Person (as such term is defined in the Rights Agreement).

    As a national distributor, Fisher utilizes the services of United Parcel Service of America, Inc. ("UPS") for a significant portion of its domestic shipments. Although the Company has implemented a logistics plan to minimize the impact of the current strike, a prolonged work stoppage at UPS would have an adverse impact on future results of the Company.

                           PART II--OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES

     On June 9, 1997, the Board of Directors of Fisher Scientific International Inc. (the "Company") declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.01 per share (the "Common Shares"), of the Company. The dividend was payable on June 19, 1997 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value (the "Preferred Shares"), of the Company at a price of $190 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (the "Rights Agent").

     On August 7, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with FSI Merger Corp., a Delaware corporation ("FSI") founded by Thomas H. Lee Company. The Merger Agreement contemplates, among other things, the merger of FSI with and into the Company (the "Merger"). In connection with the Merger Agreement, the Board of Directors of the Company approved a First Amendment, dated as of August 7, 1997 (the "First Amendment"), to the Rights Agreement. The First Amendment provides, among other things, that FSI and its Affiliates (as defined in the First Amendment) would not be deemed an Acquiring Person (as such term is defined in the Rights Agreement).

    The following is a description of the Company's Rights Agreement, as amended by the First Amendment.

     Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") have acquired beneficial ownership of 15% or more of the outstanding Common Shares or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Shares (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate with a copy of this Summary of Rights attached thereto.

     The Rights Agreement provides that, until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be transferred with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Share certificates issued after the Record Date upon transfer or new issuance of Common Shares will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of Rights), the surrender for transfer of any certificates for Common Shares outstanding as of the Record Date, even without such notation or a copy of this Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

     The Rights are not exercisable until the Distribution Date. The Rights will expire on June 8, 2007 and immediately prior to the Effective Time (as defined in the Merger Agreement) (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company in each case, as described below.

     The Purchase Price payable, and the number of Preferred Shares or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Shares, (ii) upon the grant to holders of the Preferred Shares of certain rights or warrants to subscribe for or purchase Preferred Shares at a price, or securities convertible into Preferred Shares with a conversion price, less than the then-current market price of the Preferred Shares or
(iii) upon the distribution to holders of the Preferred Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in Preferred Shares) or of subscription rights or warrants (other than those referred to above).

     The number of outstanding Rights and the number of one one-hundredths of a Preferred Share issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidations or combinations of the Common Shares occurring, in any such case, prior to the Distribution Date.

     Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $1 per share but will be entitled to an aggregate dividend of 100 times the dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment of 100 times the payment made per Common Share. Each Preferred Share will have 100 votes, voting together with the Common Shares. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount received per Common Share. These rights are protected by customary antidilution provisions.

     Because of the nature of the Preferred Shares' dividend, liquidation and voting rights, the value of the one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share.

     In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a marker value of two times the exercise price of the Right.

     At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which will have become void), in whole or in part, at an exchange ratio of one Common Share, or one one-hundredth of a Preferred Share (or of a share of a class or series of the Company's preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

     With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Preferred Shares will be issued (other than fractions which are integral multiples of one one-hundredth of a Preferred Share, which may, at the election of the Company, be evidenced by depository receipts) and in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Shares on the last trading day prior to the date of exercise.

     At any time prior to the acquisition by a person or group of affiliated or associated persons of beneficial ownership of 15% or more of the outstanding Common Shares, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time on such basis with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

     The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, including an amendment to lower certain thresholds described above to not less than the greater of (i) the sum of .001% and the largest percentage of the outstanding Common Shares then known to the Company to be beneficially owned by any person or group of affiliated or associated persons and (ii) 10%, except that from and after such time as any person or group of affiliated or associated persons becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the Rights.

     Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

     The Rights Agreement, dated as of June 9, 1997 between the Company and ChaseMellon Shareholders Services, L.L.C., as Rights Agent, pursuant to which the Rights were issued and the First Amendment dated August 7, 1997, are attached hereto as Exhibits 4.1 and 4.2, respectively. The foregoing summary of the Rights does not purport to be complete and is qualified in its entirety by reference to such exhibit, which is hereby incorporated herein by this reference in its entirety.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of the Company was held on May 13, 1997.

     (b) At the annual meeting, Paul M. Montrone and Lt. Gen. Thomas P. Stafford were each elected for a three-year term expiring in 2000. The terms of Philip E. Beckman, Michael D. Dingman, Robert A. Day,
         Gerald J. Lewis and Edward A. Montgomery as directors of the
         Company continued after the annual meeting.

     (c) The results of the voting on the proposals considered at the annual meeting of stockholders are as follows:

         1.  ELECTION OF DIRECTORS
                                                        VOTES
                                  VOTES FOR            WITHHELD
                                  ---------            --------

             Mr. Montrone         14,694,952           1,776,366
             Lt. Gen. Stafford    14,643,808           1,827,510

         2.  PROPOSAL TO APPROVE THE COMPANY'S 1997 EQUITY-BASED AWARD PLAN

             The proposal to approve the 1997 Equity-Based Award Plan of the Company was approved and voting results were as follows:

             9,338,591, FOR, 3,955,824 AGAINST, 1,895,263 ABSTAINED and
             1,281,640 Broker Non-Votes.


         3.  APPOINTMENT OF INDEPENDENT AUDITORS

             The appointment of Deloitte & Touche LLP as independent auditors for the current fiscal year was ratified, and voting results were as follows:

             14,740,571 FOR, 71,504 AGAINST AND 1,859,543 ABSTAINED.


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          Exhibit 11--Computation of Earnings Per Common Share for the Three and Six Months Ended June 30, 1997 and 1996.

          Exhibit 27--Financial Data Schedule

      (b) Reports on Form 8-K:

          The Company filed the following Current Reports on Form 8-K during the period covered by this report:

          1. Current Report on Form 8-K dated June 9, 1997 reporting Item 5 - Other Events, filed with the Securities and Exchange Commission on June 9, 1997.

          2.  Current Report on Form 8-K dated August 7, 1997 reporting
              Item 5 - Other Events, filed with the Securities and Exchange Commission on August 8, 1997.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FISHER SCIENTIFIC INTERNATIONAL INC.

    Date: August 13, 1997          /S/ PAUL M. MEISTER
         ----------------          ---------------------------
                                   PAUL M. MEISTER
                                   Senior Vice President -
                                    Chief Financial Officer

------------------------------------------------------------------------------
------------------------------------------------------------------------------



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                    EXHIBITS

                                       TO

                                   FORM 10-Q

                      for the quarter ended June 30, 1997

                                 EXHIBIT INDEX




------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             EXHIBIT DESCRIPTION



   EXHIBIT NO.                  DESCRIPTION                    PAGE
-------------------     --------------------------         -----------

        4               Rights agreement dated as of            (1)
                        June 9, 1997, between the
                        Company and ChaseMellon
                        Shareholder Services L.L.P., as
                        Rights Agent, which
                        includes the form of Right
                        Certificate as Exhibit A and the
                        Summary of Rights to Purchase
                        Common Shares as Exhibit B.

       4.2              First Amendment to Rights               (2)
                        Agreement dated as of August 7,
                        1997, between the Company and
                        ChaseMellon Shareholder
                        Services, L.L.C.

       4.3              Agreement and Plan of Merger dated      (3)
                        as of August 7, 1997, by and between
                        the Company and FSI Merger Corp.

       11               Computation of Earnings Per             23
                        Common Share for the Three and
                        Six Months Ended June 30, 1997
                        and 1996

       27               Financial Data Schedule                 24



       (1)  Filed as Exhibit 1.1 to the Registration Statement on
            Form 8-A filed with the Securities and Exchange Commission on June 9, 1997.

       (2)  Filed as Exhibit 3 to the Current Report on Form 8-K dated
            August 7, 1997, filed with the Securities and Exchange Commission on August 8, 1997.

       (3)  Filed as Exhibit 1 to the Current Report on Form 8-K dated
            August 7, 1997, filed with the Securities and Exchange Commission on August 8, 1997.