Form 10-Q
period 1997-09-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1997-11-14
CIK 880430

This Form 10-Q consists of 22 sequentially numbered pages. The exhibit index appears on sequentially numbered page 20.

                                      FORM 10-Q


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C. 20549

                                  _________________


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

                          Commission file number:  01-10920


                         Fisher Scientific International Inc.
                ------------------------------------------------------
               (Exact name of registrant as specified in its charter.)



                   Delaware                                02-0451017
                   --------                                ----------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                    Idetification No.)

               Liberty Lane
          Hampton, New Hampshire                                03842
          -----------------------                               -----
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (603) 926-5911

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X . No____.
                                                   -----

The number of shares of Common Stock outstanding at October 31, 1997, was 20,356,764.

                          FISHER SCIENTIFIC INTERNATIONAL INC.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                        INDEX


                                                                        Page No.
                                                                        --------
Part I--Financial Information:

   Item 1--Financial Statements:

           Introduction to the Financial Statements....................     3

           Income Statements--
           Three and Nine Months Ended September 30, 1997 and 1996.....     4

           Balance Sheets--
           September 30, 1997 and December 31, 1996....................     5

           Statements of Cash Flows--
           Nine Months Ended September 30, 1997 and 1996...............     6

           Notes to Financial Statements...............................     7

   Item 2--Management's Discussion and Analysis of Results of
           Operations and Financial Condition..........................    11

Part II--Other Information:

   Item 6--Exhibits and Reports on Form 8-K............................    17

SIGNATURE..............................................................    18

EXHIBIT INDEX..........................................................    20

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

                        FISHER SCIENTIFIC INTERNATIONAL INC.
                                  INCOME STATEMENTS
                       (in millions, except per share amounts)
                                     (unaudited)


                                           Three Months Ended      Nine Months Ended
                                             September 30,            September 30,
                                           -------------------     ------------------
                                             1997        1996        1997      1996
                                           -------      ------     -------    -------

Sales..................................    $554.8       $541.0     $1,624.1   $1,589.2

Cost of sales..........................     401.8        394.6      1,176.3    1,164.3
Selling, general and administrative
  expense..............................     128.5        121.0        377.4      358.4
                                           ------       ------    ---------   --------

Income from operations.................      24.5         25.4         70.4       66.5

Interest expense.......................       5.4          5.7         17.6       22.1
Other (income) expense, net............       9.8         (1.5)         5.3       (0.4)
                                           ------       ------    ---------   --------

Income before income taxes.............       9.3         21.2         47.5       44.8
Income tax provision...................       5.4          9.7         23.0       20.4
                                           ------       ------    ---------   --------

Net income.............................    $  3.9       $ 11.5    $    24.5   $   24.4
                                           ------       ------    ---------   --------
                                           ------       ------    ---------   --------

Earnings per common share:

Primary................................    $ 0.18       $ 0.56    $   1.17    $  1.35
                                           ------       ------    ---------   --------
                                           ------       ------    ---------   --------
Fully diluted..........................    $ 0.18       $ 0.56    $   1.17    $  1.29
                                           ------       ------    ---------   --------
                                           ------       ------    ---------   --------

                 See the accompanying notes to financial statements.

                        FISHER SCIENTIFIC INTERNATIONAL INC.
                                    BALANCE SHEETS
                                    (in millions)



                                                  September 30,        December 31,
                                                      1997                1996
                                                  -------------        -------------
                                                   (unaudited)

ASSETS
Current assets:
     Cash and cash equivalents.................   $   30.1             $   24.7
     Receivables, net..........................      322.7                316.6
     Inventories...............................      244.4                256.0
     Other current assets......................       56.1                 55.5
                                                  --------            ---------
          Total current assets.................      653.3                652.8

Property, plant and equipment, net.............      222.5                209.5
Goodwill.......................................      293.7                292.7
Other assets...................................      110.5                107.7
                                                  --------            ---------
                                                  $1,280.0             $1,262.7
                                                  --------            ---------
                                                  --------            ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt........     $  26.6              $  14.6
     Accounts payable.........................       236.0                234.5
     Accrued and other current liabilities....       139.5                143.9
                                                   --------            ---------
          Total current liabilities...........       402.1                393.0

Long-term debt................................       273.7                281.5
Other liabilities.............................       197.9                202.0
                                                   --------            ---------
          Total liabilities...................       873.7                876.5
                                                   --------            ---------

Commitments and Contingencies

Stockholders' equity:
     Preferred stock..........................          --                   --
     Common stock.............................         0.2                  0.2
     Capital in excess of par value...........       277.8                270.7
     Retained earnings........................       151.7                128.4
     Other....................................       (23.4)               (13.1)
                                                   --------            ---------
          Total stockholders' equity..........       406.3                386.2
                                                   --------            ---------
                                                  $1,280.0             $1,262.7
                                                  --------            ---------
                                                  --------            ---------


                 See the accompanying notes to financial statements.

                         FISHER SCIENTIFIC INTERNATIONAL INC.
                               STATEMENTS OF CASH FLOWS
                                    (in millions)
                                     (unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                      ----------------------------
                                                         1997              1996
                                                      ---------         ----------

Cash flows from operating activities:
  Net income.....................................      $ 24.5            $ 24.4
  Adjustments to reconcile net income to
    cash used by operating activities:
    Depreciation and amortization................        34.2              32.4
    Deferred income taxes........................         3.6               7.4
    Changes in working capital:
      Receivables, net...........................        (4.5)            (25.0)
      Inventories................................        13.0               4.5
      Payables, accrued and other current
        liabilities..............................       (10.1)            (26.1)
      Other working capital changes..............         1.3               5.2
    Other assets and liabilities.................       (21.8)             (1.5)
                                                     --------         ---------
        Cash provided by operating activities....        40.2              21.3
                                                     --------         ---------

Cash flows from investing activities:
  Acquisitions, net of cash acquired.............        (8.8)             (4.7)
  Capital expenditures...........................       (49.3)            (24.4)
  Proceeds from sale of property, plant and
    equipment....................................        18.4               2.4
  Other investing activities.....................        (5.9)             (0.4)
                                                     --------         ---------
        Cash used in investing activities........       (45.6)            (27.1)
                                                     --------         ---------
Cash flows from financing activities:
  Proceeds from stock options exercised..........         5.7               6.6
  Dividends paid.................................        (1.2)             (1.1)
  Long-term debt proceeds........................        98.3               5.5
  Long-term debt payments........................       (92.0)            (55.3)
                                                     --------         ---------
       Cash provided (used) by financing
         activities..............................        10.8             (44.3)
                                                     --------         ---------

Net change in cash and cash equivalents..........         5.4             (50.1)
Cash and cash equivalents--beginning of period...        24.7              63.7
                                                     --------         ---------
Cash and cash equivalents--end of period.........      $ 30.1            $ 13.6
                                                     --------         ---------
                                                     --------         ---------

                 See the accompanying notes to financial statements.

                         FISHER SCIENTIFIC INTERNATIONAL INC.

                            NOTES TO FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

    Fisher Scientific International Inc.'s ("Fisher" or the "Company") operations are conducted by wholly owned and majority-owned subsidiaries, joint ventures, equity interests and agents, located in North and South America, Europe, the Far East, the Middle East and Africa. The Company's activities relate principally to one business segment -- scientific and clinical products. This includes operations engaged in the supply, marketing, service and manufacture of scientific, clinical, educational and occupational health and safety products. Other activities include third-party procurement services and electronic commerce.

Note 2 - Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company is required to adopt SFAS No. 128 in the fourth quarter of 1997. If the provisions of SFAS No. 128 had been used to calculate earnings per share for the three and nine months ended September 30, 1997 and 1996, the effect on earnings per share would have been insignificant.

    In June 1997, the FASB issued Statements No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures About Segments of an Enterprise and Related Information," both of which will be adopted by the Company in 1998. These Statements provide for additional disclosure in financial statements.

Note 3 - Inventories

    The following is a summary of inventories by major category (in millions):


                                                      September 30,  December 31,
                                                          1997           1996
                                                      -------------  ------------
Raw material.......................................   $        18.9  $       20.0
Work in process....................................             3.4           3.0
Finished products..................................           222.1         233.0
                                                      -------------  ------------
                                                      $       244.4  $      256.0
                                                      -------------  ------------
                                                      -------------  ------------

                                       7

Note 4 - Other Current Assets

    In the second quarter of 1997, the Company sold non-core fixed assets, resulting in a $1.5 million gain classified in other income and expense and a $17.6 million receivable classified in other current assets at June 30, 1997. This amount was collected in the third quarter of 1997.

Note 5 - Debt

    The following is a summary of debt and other obligations (in millions):


                                                      September   December
                                                         1997       1996
                                                      ---------   --------
Bank Credit Facility..............................    $   111.7   $  116.8
7 1/8% Notes (net of a discount of $1.1 million
  at September 30, 1997 and December 31, 1996)....        148.9      148.9
Other.............................................         39.7       30.4
Less current portion of long-term debt............        (26.6)     (14.6)
                                                      ---------   --------
                                                      $   273.7   $  281.5
                                                      ---------   --------
                                                      ---------   --------


Note 6 - Stockholders' Equity

    On September 11, 1997, the Board of Directors of Fisher declared a quarterly cash dividend of $0.02 per share, payable October 15, 1997 to stockholders of record October 1, 1997.

    On June 9, 1997, the Board of Directors of Fisher declared a dividend of one perferred share purchase right (a "Right") for each outstanding share of common stock of the Company pursuant to a Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C. (the "Original Rights Agreement"). The dividend was payable on June 19, 1997 to stockholders of record on that date. On September 11, 1997 the Company amended the Original Rights Agreement (the Original Agreement, as amended, the "Rights
Agreement") to provide among other things, that FSI and its affiliates (as defined in the Rights Agreement and discussed in Note 7) would not be deemed an Acquiring Person (as defined in the Rights Agreement.) The description of all terms of the Rights is set forth in the Rights Agreement. Until the occurrence of a Distribution Date (as defined in the Rights Agreement), the Rights will be evidenced by the common stock certificates and may be transferred only with the common stock. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value (the "Preferred Shares"), of the Company at a price of $190 per one one-hundredth of a Preferred Share, subject to adjustment. There are 500,000 authorized shares of Series A Junior Preferred Stock. When issued, each Preferred Share is entitled to an aggregate dividend of 100 times the dividend declared per common share. Additionally, in the event of liquidation, the holders of the Preferred Shares will be entitled to an aggregate payment of 100 times the payment made per common share. Each Preferred Share will also have 100 votes. In the event of a transaction in which common shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount received per common share.

    The Rights will expire on June 8, 2007 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

Note 7 - Proposed Recapitalization

    Pursuant to the Amended and Restated Agreement and Plan of Merger dated September 11, 1997, the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL Co."), entered into an agreement and plan of merger (the "Amended Merger Agreement") providing for a recapitalization of Fisher. Under the terms of the Amended Merger Agreement, approximately 97% of the fully diluted common stock of Fisher will be converted into the right to receive $48.25 per share in cash (approximately $1.0 billion in the aggregate). Pursuant to an election process that gives priority to eligible employees presently holding Fisher Common Stock and opting to purchase Fisher Common Stock, the remaining shares will be retained by existing stockholders and will represent ownership in the recapitalized company. Consummation of the merger is subject, among other things, to certain customary conditions, including certain regulatory and stockholder approvals, receipt of necessary financing and customary conditions including the absence of material adverse changes to the Company. In the event the Amended Merger Agreement is terminated for any reason other than a material breach by FSI, the Amended Merger Agreement requires the Company to reimburse THL or FSI for all out-of-pocket expenses and fees incurred by THL or FSI up to a stated maximum. The Amended Merger Agreement also provides for the payment to FSI of a Termination Fee under certain circumstances. A copy of the Amended Merger Agreement is included as Exhibit 4 to this Form 10-Q. If the Merger is consummated, the transaction would qualify as a change in control and vesting of outstanding common stock options may accelerate. The Company also has agreements with certain of its key executives and severance plans for key employees which provide for severance payments under certain circumstances in the event an employee is severed following a change in control.
                                       9

    The Amended Merger Agreement amended the original agreement dated August 7, 1997 which provided for shareholders to receive $51.00 per share in cash for each share owned or stock in the recapitalized company. The original agreement was modified to (i) reduce the possibility that the effects of the August 1997 United Parcel Service of America, Inc. ("UPS") strike or the prospect of the January 1998 UPS pilots strike (but not the actual occurrence of such a strike) would give FSI a contractual opportunity to refuse to consummate the transaction; (ii) modify the financing commitments to reduce the circumstances under which the entities providing such commitments could refuse to provide financing; (iii) extend the financing commitments until January 31, 1998; and (iv) reduce the termination fees that could be payable to FSI. The financing commitments were revised to reflect the reduced level of borrowings needed to consummate the Merger as a result of the lower cash price. The other terms and conditions of the financing commitments were substantially unchanged.

ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION


    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated as projected, forecast, estimated or budgeted in, expressed or implied by such forward-looking statements. Certain factors that might cause such a difference include those factors discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition - Cautionary Factors Regarding Forward-Looking Statements" contained in the Company's Form 10-K for the year ended December 31, 1996.

Results of Operations

    Sales

    Sales for the three and nine months ended September 30, 1997 increased 3% and 2% to $554.8 million and $1,624.1 million, respectively, from $541.0 million and $1,589.2 million for the comparable periods in 1996. Sales growth in Fisher's historical North American operations as well as in operations acquired in the fourth quarter of 1996 (UniKix Technologies and a laboratory products distributor in Mexico) were partially offset by a decrease in sales to the U.S. clinical laboratory market and the impact of the UPS strike. As a result of its slowdown in the clinical laboratory market and the residual impact of the UPS strike, the Company expects near-term revenue growth to remain below historical levels.

    Gross Profit

    Fisher's gross profit for the three- and nine-month periods ended September 30, 1997 increased 5% to $153.0 million and $447.8 million, respectively, from $146.4 million and $424.9 million for the comparable periods in 1996, as a result of volume increases and from improvements in gross profit as a percent of sales in Fisher's historical North American operations. Gross profit as a percent of sales increased to 27.6% for the nine months ended September 30, 1997 from 26.7% for the comparable period in 1996.

    Selling, General and Administrative Expense

    Selling, general and administrative expense for the three and nine months ended September 30, 1997 increased 6% and 5% to $128.5 million and $377.4 million, respectively, from $121.0 million and $358.4 million for the comparable periods in 1996. Selling, general and administrative expense in both periods includes nonrecurring costs associated with the implementation of the restructuring plan that began in the third quarter of 1995, the integration of Curtin Matheson Scientific Inc. ("CMS"), acquired in October 1995, and, in 1997, actions taken to improve operating efficiencies and direct costs resulting from the UPS strike. Nonrecurring integration and restructuring-related costs include costs resulting from the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other one-time and redundant costs, which will be eliminated as the integration and restructuring plans are completed. These costs are recognized as incurred. For the three and nine months ended September 30, 1997, approximately $5.0 million and $13.3 million, respectively, of nonrecurring costs were included in selling, general and administrative expense, compared with $4.6 million and $14.6 million for the corresponding periods in 1996. The Company expects these costs to approximate $17 million for 1997.

    Excluding nonrecurring costs, selling, general and administrative expense as a percentage of sales was 22.4%, compared with 21.6% for the same period in 1996. This increase is primarily due to lower than expected sales volume without a corresponding decrease in expense. The Company has taken and is continuing to take actions to improve efficiencies and reduce this expense as a percent of sales.

    Operations outside the United States continue to have significantly higher selling, general and administrative expense as a percentage of sales as compared with that of Fisher's domestic operations. These higher costs are being incurred as part of a plan to develop an integrated worldwide supply capability, the benefit of which has not been fully realized.

    Income from Operations

    Income from operations for the three months ended September 30, 1997 decreased to $24.5 million from $25.4 million for the corresponding period in 1996 primarily due to increased selling, general and administrative expense discussed above. Income from operations for the nine month period ended September 30, 1997 increased to $70.4 million from $66.5 million for the corresponding period in 1996. Income from operations as a percent of sales increased slightly to 4.3% for the nine months ended September 30, 1997, compared with 4.2% for the same period in 1996.

    As a national distributor, Fisher utilizes the services of UPS for a significant portion of its domestic shipments. Fisher is one of UPS's largest customers in terms of annual revenue to the shipper. Although Fisher made the maximum possible use of alternative methods of delivery, it could not overcome the harmful effects of the strike. The UPS strike significantly reduced sales for the third quarter and increased operating costs. The Company expects the residual effects of the UPS strike to reduce profitability beyond the third quarter of this year. Additionally, according to published reports, the Independent Pilots Association which represents the pilots at UPS (the "IPA") has agreed to permit its members to vote on UPS' contract proposal. IPA's leadership is reportedly remaining neutral regarding whether its membership should approve the contract proposal. If the contract is not approved by the pilots, the IPA may consider going out on strike in early 1998 over the failure of UPS and such union to reach agreement on the terms of a new contract. Moreover, failure to reach an agreement could result in job actions other than a strike such as work rule slowdowns. In addition, if the IPA were to go out on strike, it is possible that the Teamsters union would honor the pilots' picket line because the IPA honored the Teamsters' picket line during the Teamsters' August 1997 strike against UPS. Although it is not possible to predict the duration or quantify the effects of such a strike, were such a strike to occur, the resulting disruption to the Company's product shipments could have a material adverse impact upon the Company.

    Interest Expense

    Interest expense for the three- and nine- month periods ended September 30, 1997 decreased to $5.4 million and $17.6 million, respectively from $5.7 million and $22.1 million for the comparable periods in 1996. The decrease for the nine-month period principally reflects the June 1996 conversion and redemption of the Company's $125 million step-up convertible notes.

    Other (Income) Expense, net

    Other (income) expense, net for the three- and nine- month periods ended September 30, 1997 increased to $9.8 million and $5.3 million of expense, respectively, from $1.5 million and $0.4 million of income for the comparable periods in 1996. The $11.3 million increase in expense for the quarter was primarily due to the $5.2 million of software write-offs and other information system-related charges associated with the Company's implementation of new global computer systems, $3.6 million of fees and expenses related to the Board of Directors' recent review of strategic alternatives and $1.5 million of gains on sales of assets recognized in 1996 which did not recur in 1997. The increase in expense of $5.7 million for the nine-month period is due to these charges partially offset by $2.8 million of gains on sales of non-core assets recognized earlier this year.

    Income Tax Provision

    The effective income tax rate for the three and nine months ended September 30, 1997 increased to 58.1% and 48.4%, respectively, compared with 45.5% for both corresponding periods in 1996. The Company's annual effective tax rate increased to 48.4% from the 46.0% rate used through June 30, 1997 primarily due to the effect of the nondeductible fees and expenses incurred in connection with the Board's review of strategic alternatives. Accordingly, the third quarter reflects the cumulative effect of the higher rate.

    Net Income

    Net income for the three months ended September 30, 1997 decreased to $3.9 million from $11.5 million for the corresponding periods in 1996. Net income for the nine month period ended September 30, 1997 was $24.5 million compared to $24.4 million for the corresponding period in 1996. These changes are due to the factors discussed above.

    Liquidity and Capital Resources

    During the nine months ended September 30, 1997, the Company's operations provided $40.2 million of cash compared with $21.3 million for the same period in 1996. This increase in cash provided by operating activities primarily resulted from changes in receivables, payables and accruals partially offset by changes in other assets and liabilities. Receivables reduced operating cash flows by $4.5 million in 1997 compared with $25.0 million in 1996 due to an unusually high balance at September 30, 1996, attributable to the integration of CMS into Fisher. Payables and accruals reduced operating cash flows by $10.1 million compared with $26.1 million in 1996 primarily due to timing of payments. Other assets and liabilities reduced operating cash flows by $21.8 million compared with $1.5 million in 1996 primarily due to the increased effect of foreign currency translation in 1997 and increased payments to software service vendors related to the implementation of new global computer systems in 1997.

    The Company's operating working capital (defined as receivables plus inventories less accounts payable and accrued liabilities) decreased slightly to $191.6 million at September 30, 1997 from $194.2 million at December 31, 1996. Excluding the effect, if any, of future acquisitions and anticipated temporary inventory duplications as the Company completes the consolidation and relocation of its logistical facilities in North America, the Company's operating working capital requirements are not anticipated to increase substantially throughout the remainder of 1997.

    During the nine months ended September 30, 1997, the Company used $45.6 million of cash for investing activities compared with $27.1 million for the same period in 1996. The increase in cash used for investing activities is primarily due to capital expenditures partially offset by proceeds from the sale of property, plant and equipment. For the nine months ended September 30, 1997 and 1996, the Company had capital expenditures of $49.3 million and $24.4 million, respectively. This increase is due to the Company's investments in new logistical facilities in North America and the Far East and in global computer systems. The Company implemented a project to upgrade global computer systems which it plans to complete in 1999. This project is expected to result in approximately $40 million of spending which the Company plans to fund with cash from operations and borrowings. The increase in proceeds from the sale of property, plant and equipment is due to the receipt of proceeds from the sale of a non-core fixed assets.

    During the nine months ended September 30, 1997, the Company's financing activities provided $10.8 million compared with using $44.3 million for the same period in 1996. This change is primarily due to $49.8 million in net long-term debt payments in the first nine months of the prior year, which were funded by excess cash. In the same period in 1997, the Company had net long-term debt proceeds of $6.3 million.

    Fisher expects that cash flows from operations, together with cash and cash equivalents on hand and funds available under existing credit facilities, will be sufficient to meet ongoing operating and capital expenditure requirements.

    On September 11, 1997, the Board of Directors of Fisher declared a quarterly cash dividend of $0.02 per share, payable October 15, 1997 to shareholders of record October 1, 1997. If the proposed recapitalization transaction discussed below is consummated, the Company plans to discontinue paying regular quarterly dividends.

    On June 9, 1997, the Board of Directors of Fisher declared a dividend of one Right for each outstanding share of common stock of the Company. The dividend was payable on June 19, 1997 to stockholders of record on that date. The description of all terms of the Rights is set forth in the Rights Agreement. The Rights Agreement provides, among other things, that FSI and its affiliates (as defined in the Rights Agreement and discussed in Note 7) would not be deemed as Acquiring Person.

    Proposed Recapitalization

    Pursuant to the Amended and Restated Agreement and Plan of Merger dated September 11, 1997, the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL Co."), entered into an agreement and plan of merger (the "Amended Merger Agreement") providing for a recapitalization of Fisher. Under the terms of the Amended Merger Agreement, approximately 97% of the fully diluted common stock of Fisher will be converted into the right to receive $48.25 per share in cash (approximately $1.0 billion in the aggregate). Pursuant to an election process that gives priority to eligible employees presently holding Fisher Common Stock and opting to purchase Fisher Common Stock, the remaining shares will be retained by existing stockholders and will represent ownership in the recapitalized company. Consummation of the merger is subject, among other things, to certain customary conditions, including certain regulatory and stockholder approvals, receipt of necessary financing and customary conditions including the absence of material adverse changes to the Company. In the event the Amended Merger Agreement is terminated for any reason other than a material breach by FSI, the Amended Merger Agreement requires the Company to reimburse THL or FSI for all out-of-pocket expenses and fees incurred by THL or FSI up to a stated maximum. The Amended Merger Agreement also provides for the payment to FSI of a Termination Fee under certain circumstances. The Amended Merger Agreement is included as Exhibit 4 to this Form 10-Q. If the Merger is consummated, the transaction would qualify as a change in control and vesting of outstanding common stock options may accelerate. The Company also has agreements with certain of its key executives and severance plans for key employees which provide for severance payments under certain circumstances in the event an employee is severed following a change in control.

                             PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Exhibit 11 - Computation of Earnings Per Common Share for the Three and Nine Months Ended September 30, 1997 and 1996.

         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K:

         The Company filed the following Current Reports on Form 8-K during the period covered by this report:

         1. Current Report on Form 8-K dated September 11, 1997 reporting Item 5 - Other Events, filed with the
              Securities and Exchange Commission on September 12, 1997.

                                      SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FISHER SCIENTIFIC INTERNATIONAL INC.




Date: November 14, 1997           /S/PAUL M. MEISTER
      -----------------           -------------------------------------
                                  PAUL M. MEISTER
                                  Senior Vice President -
                                   Chief Financial Officer

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                ----------------------

                         FISHER SCIENTIFIC INTERNATIONAL INC.

                                       EXHIBITS

                                          TO

                                      FORM 10-Q

                       for the quarter ended September 30, 1997



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION                            PAGE
-----------               -----------------------------------              ----

    4                     First Amended and Restated                       (1)
                          Agreement and Plan of Merger
                          dated as of September 11, 1997, by
                          and between the Company and FSI
                          Merger Corp.

    11                    Computation of Earnings Per                       21
                          Common Share for the Three and
                          Nine Months Ended September 30,
                          1997 and 1996

    27                    Financial Data Schedule                           22


(1) Filed as Exhibit 1 to the Current Report on Form8-K dated September 11, 1997 on Form 8-K, filed with the Securities and Exchange Commission on September 12, 1997.