Form 10-Q/A
period 1997-09-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1997-12-18
CIK 880430

This Form 10-Q/A consists of 22 sequentially numbered pages. The exhibit index appears on sequentially numbered page 20.

                                     FORM 10-Q/A


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

                                     FORM 10-Q/A


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

                        FISHER SCIENTIFIC INTERNATIONAL INC.
                                  INCOME STATEMENTS
                       (in millions, except per share amounts)
                                     (unaudited)


                                           Three Months Ended      Nine Months Ended
                                             September 30,            September 30,
                                           -------------------     ------------------
                                             1997        1996        1997      1996
                                           -------      ------     -------    -------

Sales..................................    $554.8       $541.0     $1,624.1   $1,589.2

Cost of sales..........................     401.8        394.6      1,176.3    1,164.3
Selling, general and administrative
  expense..............................     133.7        121.0        382.6      358.4
                                           ------       ------    ---------   --------

Income from operations.................      19.3         25.4         65.2       66.5

Interest expense.......................       5.4          5.7         17.6       22.1
Other (income) expense, net............       4.6         (1.5)         0.1       (0.4)
                                           ------       ------    ---------   --------

Income before income taxes.............       9.3         21.2         47.5       44.8
Income tax provision...................       5.4          9.7         23.0       20.4
                                           ------       ------    ---------   --------

Net income.............................    $  3.9       $ 11.5    $    24.5   $   24.4
                                           ------       ------    ---------   --------
                                           ------       ------    ---------   --------

Earnings per common share:

Primary................................    $ 0.18       $ 0.56    $   1.17    $  1.35
                                           ------       ------    ---------   --------
                                           ------       ------    ---------   --------
Fully diluted..........................    $ 0.18       $ 0.56    $   1.17    $  1.29
                                           ------       ------    ---------   --------
                                           ------       ------    ---------   --------


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

    Selling, General and Administrative Expense


    Selling, general and administrative expense for the three and nine months ended September 30, 1997 increased 11% and 7% to $133.7 million and $382.6 million, respectively, from $121.0 million and $358.4 million for the comparable periods in 1996. Selling, general and administrative expense in both periods includes nonrecurring costs associated with the implementation of the restructuring plan that began in the third quarter of 1995, the integration of Curtin Matheson Scientific Inc. ("CMS"), acquired in October 1995, and, in 1997, actions taken to improve operating efficiencies, software write-offs and other information system-related charges associated with the Company's implementation of new global computer systems and direct costs resulting from the UPS strike. Nonrecurring integration and restructuring-related costs include costs resulting from the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other one-time and redundant costs, which will be eliminated as the integration and restructuring plans are completed. These costs are recognized as incurred. For the three and nine months ended September 30, 1997, approximately $10.2 million and $18.5 million, respectively, of nonrecurring costs were included in selling, general and administrative expense, compared with $4.6 million and $14.6 million for the corresponding periods in 1996. The Company expects these costs to approximate $22 million for 1997.


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

    Income from Operations


    Income from operations for the three and nine months ended September 30, 1997 decreased to $19.3 million and $65.2 million, respectively from $25.4 million and $66.5 million for the corresponding periods in 1996 primarily due to increased selling, general and administrative expense discussed above. Income from operations as a percent of sales decreased to 4.0% for the nine months ended September 30, 1997, compared with 4.2% for the same period in 1996.


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

    Other (Income) Expense, net


    Other (income) expense, net for the three- and nine- month periods ended September 30, 1997 increased to $4.6 million and $0.1 million of expense, respectively, from $1.5 million and $0.4 million of income for the comparable periods in 1996. The increase in expense for the quarter was primarily due to $3.6 million of fees and expenses related to the Board of Directors' recent review of strategic alternatives and $1.5 million of gains on sales of assets recognized in 1996 which did not recur in 1997. The increase in expense for the nine-month period is due to these amounts partially offset by $2.8 million of gains on sales of non-core assets recognized earlier this year.


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




Date: December 17, 1997           /S/PAUL M. MEISTER
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