Form 10-K
period 1997-12-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1998-03-19
CIK 880430

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-K

(MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1998 was approximately $50,782,384.

    The number of shares of Common Stock outstanding as of March 13, 1998 was $7,197,729.

    Documents Incorporated by Reference: Portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1998 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS
INTRODUCTION

    Fisher Scientific International Inc. ("Fisher" or the "Company") is a world leader in serving science, providing more than 245,000 products and services to research, healthcare, industrial, educational and government customers in 145 countries. The Company serves as a one-stop source for the scientific and laboratory needs of its customers, supplying a broad product offering of leading brands of instruments, research chemicals, clinical consumables, diagnostics, laboratory workstations and other laboratory supplies. The Company provides integrated supply services for the procurement of maintenance, repair and operating ("MRO") products and other basic supplies, and also develops and markets software for electronic commerce. Fisher was founded in 1991, although the business conducted by its principal operating subsidiary, Fisher Scientific Company L.L.C., has been in continuous operation since 1902 and traces its roots to 1851. Fisher's principal executive offices are located at Liberty Lane, Hampton, New Hampshire 03842, and its telephone number is (603) 926-5911.

    Pursuant to the Second Amended and Restated Agreement and Plan of Merger amending an Agreement and Plan of Merger dated August 7, 1997 (as amended, the "Merger Agreement") dated as of November 14, 1997, between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, "the Transaction"), which Transaction was consummated on January 21, 1998, approximately 87% of the fully diluted common stock of Fisher was converted into the right to receive $48.25 per share in cash (approximately $955.0 million in the aggregate) pursuant to an election process that provided stockholders the right to elect for each share of Fisher Common Stock held, subject to proration, either $48.25 in cash or to retain one share of stock in the recapitalized company. Pursuant to the Merger Agreement, vesting of all outstanding options accelerated. See Note 2 to Financial Statements.

THE INDUSTRY

    Fisher's market consists of five principal sectors: (i) scientific research and development activities conducted by biotechnology, pharmaceutical, chemical, environmental and other entities; (ii) hospitals and physicians' offices that perform diagnostic tests on patients, (iii) commercial and national reference laboratories; (iv) educational activities in research institutions, medical schools, universities, colleges, elementary and secondary schools; and (v) users of MRO materials and occupational health and safety products in production and other activities.

    The Company's largest market is the scientific research supply market. According to a recent study conducted by the Laboratory Products Association, sales to the scientific research supply market were estimated to be approximately $5 billion during 1997. The scientific research market is primarily impacted by the level of applicable scientific and technology related research and development ("R&D") spending in the U.S. The National Science Foundation estimates that non-defense related R&D expenditures increased from $44 billion in 1980 to over $130 billion in 1995, representing a compound annual growth rate of approximately 7.5%. In addition to this growth, non-defense-related R&D expenditures have typically not been subject to cyclical swings, having not experienced a year-over-year decline since 1960 (when the National Science Foundation began publishing such data).

    The Company's second-largest market is the U.S. clinical laboratory testing market. A recent study by MarketData Enterprises Inc. estimated that the U.S. clinical laboratory testing market totaled approximately $30 billion in 1997, up from approximately $27 billion in 1993. Based on these overall spending levels, management estimates that the clinical testing equipment and supply market, the market the Company competes in, totals approximately $6 billion. The Company's third-largest market, safety supply, which is a subset of the $225 billion MRO market, is estimated to be approximately $7 billion. This market is currently highly fragmented, but there has been a recent trend towards consolidation of suppliers of safety products.

    The markets in which the Company competes are typically characterized by high transaction volume (units) with relatively small average order prices. As a result, customers in these markets incur relatively high average procurement costs per order. The Company believes that as end users consolidate their vendor base and/or outsource their procurement functions to reduce costs, manufacturer use of distribution and demand for the Company's distribution and third party procurement services, including demand for the Company's electronic ordering technology, will increase. By leveraging the Company's distribution and technological capabilities as well as its national sales force, manufacturers and end users can reduce the cost of procurement for an expanding list of products.

    Over the last few years, the trend toward fewer suppliers has resulted in consolidation of the fragmented scientific distribution market. Consolidation benefits larger distributors by presenting them with the opportunity to leverage large distribution infrastructures over higher sales volume and more customers. The mergers of Fisher with CMS and VWR Scientific Products Corporation with Baxter Industrial are illustrative of this trend. These same trends exist in most international markets.

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

    FISHER PRODUCTS. Fisher's product portfolio is comprised of proprietary products as well as sourced products. Proprietary offerings consist of self-manufactured products and products sold through exclusive distribution agreements. Management estimates that proprietary products accounted for approximately 40% of total sales in fiscal 1997. Consumable products, such as laboratory supplies and specialty chemicals, represented approximately 75% of the Company's total sales in fiscal 1997.

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

    ELECTRONIC COMMERCE. In an effort to meet its customers' desire to improve purchasing efficiencies, the Company expanded its role as an industry leader in the development and deployment of electronic commerce solutions through the formation of Fisher Technology Group ("FTG"). This business unit was established to commercialize software and related services developed by Fisher. Organizations are utilizing these offerings to implement advanced supply-chain-management techniques that enable procurement to be automated for improved service at lower total cost. These Internet, intranet and client/server solutions are an extension of FTG's historical inventory management and procurement systems. The applications contain full graphics and text display, and provide search, retrieval, order-management and transaction-processing functions. CORNERSTONE allows buyers and suppliers to create public or private web sites to support their business-to-business transactions. PROCURENET (www.procurenet.com), a public mall owned and operated by FTG, utilizes the CORNERSTONE architecture to provide the general commercial community access to the electronic storefronts of its supplier tenants. More than 300,000 products are currently available on PROCURENET. SUPPLYLINK provides the same capability in a client/server environment.

    FISHER CATALOG. The FISHER CATALOG has been published for over 90 years and is a standard reference for the scientific community worldwide. In addition, the Company publishes the CMS/FISHER HEALTHCARE CATALOG, the FISHER CHEMICAL CATALOG, the FISHER SCIENCE EDUCATION catalog, as well as several international catalogs in nine different languages. In 1995, Fisher established an Internet site (Fishersci.com), which currently features the FISHER CATALOG, the FISHER CHEMICAL CATALOG, the FISHER SAFETY CATALOG, the ACROS ORGANICS CATALOG OF FINE CHEMICALS and the CMS/FISHER HEALTHCARE CATALOG, as well as other product, safety and general information, all in electronic form for quick and easy access. More than 100,000 items and over 25,000 images representing 6,000 catalog pages can be browsed. New products are continuously added, making the Fisher suite of catalogs a dynamic library, one of the most complete and up-to-date sources of laboratory and safety products available. Fisher customers now have the ability to place their orders electronically through an intuitive, integrated and easy-to-use process. Fisher also continues to publish over a dozen international catalogs to support its growing worldwide presence. More than one million copies of the Company's various catalogs are produced biannually, with supplements tailored to specific market segments such as biotechnology, research chemicals, educational materials and occupational health and safety.

DISTRIBUTION

    The Company's distribution network comprises 32 locations in the U.S., including a national distribution center in Somerville, New Jersey, four regional centers (New Jersey, California, Illinois and Georgia) and twenty-seven local facilities throughout the United States. The Company also has two distribution centers in Canada and one each in Germany, France, England, Belgium, Singapore, Korea, Malaysia, Mexico and Australia. Through its worldwide distribution networks, the Company distributes an average of 20,000 items every business day, with products accounting for more than 90% of total sales in fiscal 1997 shipped to customers within 24 hours of being ordered.

MANUFACTURING

    The Company operates principal manufacturing facilities in Fair Lawn, Somerville and Swedesboro, New Jersey; Two Rivers, Wisconsin; Indiana and Pittsburgh, Pennsylvania; Huntersville, North Carolina; Loughborough, United Kingdom; Geel, Belgium; Rochester, New York; and Mountain Home, Arkansas. Products manufactured include research, bulk and organic chemical, laboratory equipment, laboratory fumehoods, wood, plastic and metal laboratory workstations and furniture, computer local area network "LAN" cabinets, scientific glassware and plastic labware, and diagnostic and educational materials. More than one-half of these products are sold directly to end users, other dealers and distributors with the balance sold through the Company's distribution network.

    The Company's manufacturing customers range from small start-up operations to large national corporations and government agencies. The Company's manufacturing operations are not dependent on any single customer and are operated on a "stand alone" basis to complement the Company's distribution organization by providing the Company's sales representatives with a full range of value added service and product offerings and to position the Company as a one-stop source for all of the customer's scientific research and laboratory needs.

SUPPLIERS

    The Company distributes laboratory instruments, supplies and equipment obtained from over 3,200 vendors. Vendors generally offer these products to distributors on substantially similar terms. Although certain products are available from only a limited number of vendors, Fisher does not anticipate that it will be unable to purchase any of the products it distributes. The Company's largest supplier represented approximately 11% of 1997 sales.

COMPETITION

    The Company operates in a highly competitive market. The Company competes primarily with a wide range of suppliers and manufacturers that sell their own products directly to end users. The Company also competes with other distributors, such as VWR Scientific Products Corporation in the scientific research market and Allegiance Corporation in the clinical market. The principal means of competition in the markets the Company serves are systems capabilities, breadth and exclusivity of product offerings, price and service. The Company believes that it competes effectively in these areas through the FISHER CATALOG, electronic procurement systems, integrated supply capabilities, and international logistics and distribution capabilities.

TRADEMARKS AND PATENTS

    Fisher owns or licenses a number of patents and patent applications that are important to its businesses. Fisher has more than 200 registered and unregistered service marks and trademarks for its products and services. Some of its more significant marks include CORNERSTONE, FISHER RIMS, PROCURENET, SUPPLYLINK, UNIKIX, WEBKIX, ACCUMET, ACROS, BIOCHEMICAL SCIENCES, CHEMALERT, CHEMGUARD, CMS, CURTIN MATHESON SCIENTIFIC, ENVIROWARE, FISHER, FISHERBIOTECH, FISHERBRAND, FISHER DIAGNOSTICS, FISHER HEALTHCARE, FISHER SAFETY, FISHER SCIENTIFIC, GASTRAK, HAMILTON, HISTOPREP, ISOTEMP, MARATHON, MICROPROBE, OPTIMA, PACIFIC HEMOSTASIS, and VALUTRAK. Registered trademarks generally can have perpetual life, provided they are renewed on a timely basis and continue to be used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks.

CUSTOMERS, SEASONALITY AND BACKLOG

    Fisher's sales are not materially dependent upon any single customer or any few customers. No single customer of the Company represented more than 5% of 1997 sales. The Company's customers range in size from start-up companies, hospital purchasing consortiums, and government agencies to nationally and internationally recognized scientific research, medical and educational institutions. Fisher's sales are generally related to applicable R&D spending and to clinical testing practices and are therefore not seasonal to any significant extent. In addition, no material portion of Fisher's business is subject to renegotiation of profits or termination at the election of the United States Government. Because Fisher's products are, in most cases, sold for immediate shipment, there are no significant backlogs.

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

    The Company's Fair Lawn and Somerville, New Jersey facilities are the subject of administrative consent orders, issued pursuant to New Jersey's Environmental Clean-Up and Responsibility Act ("ECRA") (now called the Industrial Site Recovery Act ("ISRA")), in connection with prior transfers of a controlling interest in the Company, which require that certain remediation and other activities be undertaken at these sites. The Fair Lawn facility is also part of a site listed on the "Superfund" National

Priority List under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Fisher has also been notified that it is among the potentially responsible parties under CERCLA or similar state laws for the costs of investigating and/or remediating contamination caused by hazardous materials at certain other sites. The Company's non-Superfund liabilities for environmental matters are principally related to compliance with ECRA/ISRA administrative consent orders and other environmental regulatory requirements such as the Clean Air Act, the Clean Water Act and other generally applicable requirements.

    The potential costs related to environmental matters and the possible impact on future operations are difficult to predict given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company's responsibility. However, such costs could be material. Accruals for environmental liabilities are recorded, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon reports prepared by environmental specialists, management's knowledge to date and its experience with the foregoing environmental matters, and include potential costs for investigation, remediation, operation and maintenance of cleanup sites and related capital expenditures. Accrued liabilities for environmental matters were $35.1 million and $37.6 million at December 31, 1997 and 1996, respectively. Although these amounts do not include third-party recoveries, certain sites may be subject to indemnification. The Company has accounted for environmental liabilities in accordance with Accounting Standards Statement of Position 96-1, "Environmental Remediation Liabilities", which addresses accounting and reporting for environmental remediation liabilities. Management believes this accrual is adequate for the environmental liabilities expected to be incurred, and, as a result, believes that the ultimate liability incurred with respect to environmental matters will not have a material adverse effect on the Company's financial statements or results of operations. However, future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies or changes in the conduct of Fisher's operations, may give rise to additional compliance costs which could have a material adverse effect on the Company's financial statements.

    Fisher spent approximately $2.3 million and $2.2 million during the years ended December 31, 1997 and 1996, respectively, on remediation and related environmental monitoring and compliance. Amounts expensed for environmental matters, including compliance costs under the existing administrative consent orders, installation and operation of groundwater treatment systems and other planned expenses, are expected to average between $2 million and $3 million per year. See "Cautionary Factors Regarding Forward-Looking Statements".

EMPLOYEES

    As of December 31, 1997, Fisher had approximately 6,800 full-time employees. Fisher considers relations with its employees to be satisfactory. Fisher has several labor contracts, none of which are considered material to its business as a whole. From time to time, union actions have been threatened or taken. However, management does not believe such actions have had, or will have a material adverse effect on the financial statements of the Company or on the Company's ability to serve its customers.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    For information regarding foreign and domestic operations and export sales, see Note 20 of Notes to Financial Statements, which is incorporated herein by reference.

EXECUTIVE OFFICERS OF FISHER

    Set forth below is information with respect to each executive officer of
Fisher:

NAME AND TITLE                              AGE      BUSINESS EXPERIENCE
--------------------------------------      ---      ----------------------------------------------------------
Paul M. Montrone......................          56   Chairman of the Board since March 1998 and President,
Chairman of the Board                                Chief Executive Officer and Director of Fisher since prior
President and Chief Executive Officer                to 1993. President of General Chemical Group Inc.
                                                     ("General Chemical") (manufacturing) from prior to 1993 to
                                                     1994 and Chairman of the Board of General Chemical since
                                                     1994. Vice Chairman of the Board of Abex Inc. ("Abex")
                                                     (aerospace products and services) from prior to 1993 to
                                                     1995. Member of the Board of Directors of Waste
                                                     Management, Inc.
Paul M. Meister.......................          45   Vice Chairman of the Board and Executive Vice President
Vice Chairman of the Board                           since March 1998 and Senior Vice President and Chief
Executive Vice President and                         Financial Officer of Fisher since prior to 1993. Senior
Chief Financial Officer                              Vice President of Abex from prior to 1993 to 1995. Member
                                                     of the Board of Directors of M&F Worldwide Corporation,
                                                     General Chemical, Minerals Technologies, Inc. and
                                                     Wheelabrator Technologies Inc.
Joseph P. Bolduc......................          54   Vice President and Chief Information Officer of Fisher
Vice President -- Chief                              since October 1996. President of Fisher Technology Group
Information Officer                                  Inc. from October 1996 to December 1997. Regional
                                                     Consulting Manager of Oracle Corporation (computer
                                                     software) from 1995 to October 1996. Corporate Vice
                                                     President of Spiegel, Inc. (catalog merchandiser/retailer)
                                                     from prior to 1993 to 1995.
Denis N. Maiorani.....................          49   President of Fisher Scientific Worldwide Inc., a
President -- Fisher Scientific                       subsidiary of Fisher, since July 1996. President of Fisher
Worldwide Inc.                                       Scientific Europe Limited from January 1996 to July 1996.
                                                     Consultant to Fisher from 1995 to January 1996. President
                                                     of Robertson-Ceco Corporation (building-components
                                                     manufacturer) from prior to 1993 to 1995.
Kevin P. Clark........................          35   Vice President and Treasurer of Fisher since September
Vice President -- Treasurer                          1997, and Assistant Treasurer of Fisher from 1995 to 1997.
                                                     Treasurer of Federal-Mogul Corporation (automotive
                                                     components) from 1994 to 1995. Manager of Corporate
                                                     Finance of Chrysler Financial Corporation from prior to
                                                     1993 to 1993.
Todd M. DuChene.......................          34   Vice President, General Counsel and Secretary of Fisher
Vice President -- General Counsel and                since November 1996. Senior Vice President, Secretary and
Secretary                                            General Counsel of OfficeMax, Inc. (retailer) from March
                                                     1995 to November 1996 and Vice President, General Counsel
                                                     and Assistant Secretary from January 1994 to March 1995.
                                                     Associate at Baker & Hostetler (law firm) from prior to
                                                     1993 to January 1994.

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

    The following table identifies Fisher's principal facilities, which are owned in fee unless otherwise indicated:

U.S. LOGISTICS FACILITIES
  Santa Clara, California (a)                 Florence, Kentucky
  Denver, Colorado (a)                        Agawam, Massachusetts
  Delmar (Newark), Delaware                   Houston, Texas
  Suwanee, Georgia (a)                        Tustin, California
  Itasca, Illinois (a)                        Somerville, New Jersey
  Wood Dale, Illinois (a)                     Hanover Park, Illinois
  Dallas (Plano), Texas                       Springfield, New Jersey
  St. Louis, Missouri                         Raleigh, North Carolina

NON-U.S. FACILITIES
  Geel, Belgium                               Offices, Logistics and Manufacturing
                                                Center
  Edmonton, Alberta, Canada                   Offices and Logistics Center
  Whitby, Ontario, Canada                     Logistics Center
  Nepean, Ontario, Canada                     Offices
  Markham, Ontario, Canada (a)                Offices and Data Center
  Maurepas, France                            Offices and Logistics Center
  Kamen, Germany (a)                          Logistics Center
  Kuala Lumpur, Malaysia (b)                  Offices and Logistics Center
  Monterrey, Mexico                           Offices and Logistics Center
  Singapore (a)                               Offices and Logistics Center
  Loughborough, United Kingdom                Offices, Logistics and Manufacturing
                                                Center
  Cayey, Puerto Rico                          Offices and Logistics Center
  Zoetermeer, Netherlands                     Manufacturing and Logistics Center
  Schwerte, Germany                           Manufacturing and Logistics Center

OTHER PROPERTIES
  Hampton, New Hampshire (a)                  Corporate Offices
  Fair Lawn, New Jersey                       Manufacturing
  Rochester, New York                         Manufacturing
  Pittsburgh, Pennsylvania (a)                Offices, Data Center and Manufacturing
  Two Rivers, Wisconsin                       Offices and Manufacturing Center
  Indiana, Pennsylvania                       Manufacturing
  Swedesboro, New Jersey (a)                  Manufacturing
  Huntersville, North Carolina (a)            Manufacturing
  Somerville, New Jersey                      Manufacturing
  Mountain Home, Arkansas                     Manufacturing

------------

(a) Leased

(b) One property owned, three leased

ITEM 3.  LEGAL PROCEEDINGS

    There are various lawsuits and claims pending against Fisher and certain of its subsidiaries. In the opinion of Fisher's management, the Company's ultimate liability with respect to these matters, if any, will not have a material adverse effect on Fisher's results of operations and financial condition. The Company is currently subject to two shareholder suits, each of which purports to be a class action, STEINER V. FISHER SCIENTIFIC INTERNATIONAL INC. ET. AL., Court of Chancery of the State of Delaware, New Castle County, Civil Action 15730 and JACOB V. FISHER SCIENTIFIC INTERNATIONAL INC., ET. AL., Court of Chancery of the State of Delaware, New Castle County, Civil Action 15743NC. In each case the complaints allege that the then Board of Directors of the Company breached its fiduciary duties to shareholders by implementing a "poison pill" and failing to facilitate the unsolicited proposal (the "Trinity Proposal") made by Trinity I Fund, L.P. ("Trinity"), an investment fund affiliated with members of the Bass family of Texas, that contemplated a recapitalization of Fisher in which stockholders who surrendered their shares would receive $47 to $48 in cash per share or, in the alternative, a cash merger transaction in which the Company's stockholders would receive the same consideration, or to seek other interested bidders and by conduct designed to prevent a change of control of the Company. The plaintiff in each action requests, among other things, an order certifying a class action, enjoining the use of defensive tactics in a manner inconsistent with maximizing shareholder value and requiring that the then Board of Directors of the Company create an active auction for the Company. In addition to damages the suits seek attorneys fees and expenses. Because the then Board of Directors of the Company, contrary to the allegations contained in the shareholders suits listed above, did in fact conduct an auction for the Company and did seek to find potential buyers for the Company, which resulted in a change of control transaction having a value to shareholders greater than that of the Trinity Proposal, the Shareholder suits are believed to be without merit and unlikely to have a material adverse effect on the Company's financial condition or results of operations.

    The Company is subject to the jurisdiction of various regulatory agencies including, among others, the United States Food and Drug Administration and the Agency for International Development. Various governmental agencies conduct investigations from time to time to examine matters relating to the Company's operations. Some of the Company's operations involve and have involved the handling, manufacture or use of substances that are classified as toxic or hazardous substances within the meaning of applicable environmental laws. Consequently, some risk of environmental and other damage is inherent in particular operations and products of the Company as it is with other companies engaged in similar businesses, and there can be no assurance that material damage will not occur or be discovered to have occurred or be determined to be material in the future. The Company is currently involved in various stages of investigation and remediation relative to environmental protection matters. See "Management's Discussion and Analysis of Financial Results of Operations and Financial Condition--Environmental Matters". The Company's management believes that such investigations and expenditures in connection therewith, individually and in the aggregate, will not have a material adverse effect upon the Company's results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

MARKET INFORMATION

    The Fisher common stock ("Common Stock") is listed on the New York Stock Exchange (the "NYSE") under the trading symbol FSH. The following table sets forth the high and low closing sale prices of the Common Stock, as reported by the NYSE for each of the quarterly periods listed:

                                                                                                      DIVIDENDS
                                                                                                       PAID PER
                                                                                  HIGH       LOW        SHARE
                                                                             -----------  ----------  ----------
YEAR ENDED DECEMBER 31, 1996
  First Quarter............................................................         381/4        337/8  $    0.02
  Second Quarter...........................................................         411/4        361/2  $    0.02
  Third Quarter............................................................         421/4        351/4  $    0.02
  Fourth Quarter...........................................................         471/8        395/8  $    0.02

YEAR ENDED DECEMBER 31, 1997
  First Quarter............................................................         47           421/4  $    0.02
  Second Quarter...........................................................         471/2        351/2  $    0.02
  Third Quarter............................................................         507/8        455/16  $    0.02
  Fourth Quarter...........................................................         48           443/8     --

YEAR ENDED DECEMBER 31, 1998
  First Quarter (through March 18, 1998)...................................         801/16        473/4     --

HOLDERS

    As of March 18, 1998, there were approximately 75 holders of record of the Common Stock.

DIVIDENDS

    On January 21, 1998, in connection with the Transaction, the Company and certain of its subsidiaries entered into a Credit Agreement which restricts the Company's ability to pay cash dividends. Accordingly, the Company does not anticipate paying cash dividends on its Common Stock at any time in the future.

ITEM 6.  SELECTED FINANCIAL DATA

    This summary of selected financial data for the five years in the period ended December 31, 1997 should be read in conjunction with the Financial Statements presented elsewhere herein. See Notes 1 and 3 to Financial Statements for a further discussion of the basis of presentation, principles of consolidation and defined terms.

                                                                    YEAR ENDED DECEMBER 31,
                                                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                  ------------------------------------------------------------
                                                     1997        1996      1995(g)       1994         1993
                                                  ----------  ----------  ----------  -----------  -----------
INCOME STATEMENT DATA:
Sales...........................................  $  2,175.3  $  2,144.4  $  1,435.8  $   1,126.7  $     978.4
Gross profit(a).................................       591.7       578.5       386.9        318.9        292.7
Selling, general and administrative
 expense(b).....................................       518.8       483.9       334.4        255.0        232.0
Restructuring and other charges(c)..............        51.8      --            34.3      --           --
Income from operations..........................        21.1        94.6        18.2         63.9         60.7
Interest expense................................        23.0        27.1        15.0          9.0          7.9
Income tax provision............................        25.4        30.8         1.1         27.0         25.2
Net income (loss)(d)............................       (30.5)       36.8         3.2         35.7         32.6

SHARE DATA:
Earnings (loss) per common share(e):
  Basic.........................................  $    (1.50) $     2.01  $     0.20  $      2.23  $      2.04
  Diluted.......................................       (1.50)       1.90        0.20         2.18         2.00
Weighted average shares outstanding:
  Basic.........................................        20.3        18.3        16.2         16.0         16.0
  Diluted.......................................        20.3        20.5        16.2         16.4         16.3
Dividends declared per common share.............  $     0.06  $     0.08  $     0.08  $      0.08  $      0.08

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital.................................  $    237.5  $    259.8  $    284.0  $     162.8  $     162.4
Total assets....................................     1,176.5     1,262.7     1,270.5        722.5        673.8
Long-term debt(f)...............................       267.8       281.5       446.3        128.4        128.1
Stockholders' equity(f).........................       347.1       386.2       226.0        218.6        181.2

------------

(a) Gross profit in 1997 was negatively affected by $6.7 million of costs related to adjustments of certain inventory reserves due to changes in estimates, costs attributable to the impact of the strike by employees of United Parcel Service who are members of the International Brotherhood of Teamsters (the "UPS strike") and the integration of Curtin Matheson Scientific ("CMS") into Fisher. Gross profit in 1995 and 1996 includes $1.2 million of costs in each year associated with the revaluation of CMS and Fisons Scientific Equipment ("FSE") acquired inventory.

(b) Selling, general and administrative expense in 1997, 1996 and 1995 included nonrecurring and redundant costs of $29.8 million, $18.2 million and $14.5 million, respectively, associated with the implementation of the 1995 Restructuring Plan discussed below, the integration of CMS into Fisher, and, in 1997, software write-offs and other information system-related charges associated with the Company's implementation of new global computer systems, direct costs resulting from the UPS strike, and management retention payments primarily related to the Transaction.

(c) During the fourth quarter of 1997, Fisher recorded $51.8 million ($47.0 million, net of tax) of restructuring and other charges. These charges related to the closure of additional logistics and customer-service centers and related asset write-offs in the United States, personnel reductions in the United States and internationally, and the write-off of goodwill related to certain international operations.

   During the third quarter of 1995, Fisher recorded a $34.3 million ($20.3 million, net of tax) restructuring charge. The charge is primarily related to the elimination and in some cases relocation of certain administrative functions, a sales force reorganization, and the global consolidation of certain domestic and international logistics and customer service facilities and systems.

   See Note 19 to Financial Statements.

(d) Net income (loss) in 1997, 1996 and 1995 includes the costs discussed in
    (a), (b) and (c) above as well as $5.0 million of other expense in 1997 related to the Board's review of strategic alternatives and a loss on the sale of a non-strategic business, $2.8 million of gains realized in 1997 related to the sale of non-core assets, and $1.5 million of gains realized in 1996 related primarily to the restructuring and integration plans.

(e) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 establishes new standards for computing and presenting earnings per share. Earnings per share for all years presented have been restated to comply with this statement.

(f) In 1996, the Company issued a notice of redemption for its $125 million step-up convertible subordinated notes due 2003. Approximately 97%, or $121.6 million, of the notes were converted into 3,463,154 shares of the Company's Common Stock and the remaining notes were redeemed by the Company. The conversion of the debt and associated accrued interest and subsequent redemption resulted in an increase in stockholders' equity and a reduction in long-term debt of approximately $125 million. In addition, the Transaction, which was consummated on January 21, 1998, resulted in an increase in long-term debt of $582.2 million and a decrease in stockholders' equity of $702.7 million. See Note 2 to the Financial Statements.

(g) On October 17, 1995, Fisher acquired CMS and Fisons Scientific Equipment ("FSE") from Fisons plc. The operations of CMS and FSE have been included in Fisher's financial statements from the date of acquisition. See Note 4 to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

    Fisher Scientific International Inc. ("Fisher" or the "Company") was formed in September 1991. The Company's operations are conducted by wholly-owned and majority-owned subsidiaries, joint ventures, equity interests and agents, located in North and South America, Europe, the Far East, the Middle East and Africa. The Company's activities relate principally to one business segment; scientific and clinical products. This includes operations engaged in the supply, marketing, service and manufacture of scientific, clinical, educational and occupational health and safety products, and maintenance, repair and operating ("MRO") materials.

    Pursuant to the Second Amended and Restated Agreement and Plan of Merger amending an Agreement and Plan of Merger dated August 7, 1997 (as amended, the "Merger Agreement") dated as of November 14, 1997, between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, "the Transaction"), which Transaction was consummated on January 21, 1998, approximately 87% of the fully diluted common stock of Fisher was converted into the right to receive $48.25 per share in cash (approximately $955.0 million in the aggregate) pursuant to an election process that provided stockholders the right to elect for each share of Fisher Common Stock held, subject to proration, either $48.25 in cash or to retain one share of stock in the recapitalized company. Pursuant to the Merger Agreement, vesting of all outstanding options accelerated. See Note 2 to Financial Statements.

    On October 17, 1995, Fisher acquired the principal businesses of the laboratory supplies division of Fisons plc. ("Fisons") in a transaction accounted for as a purchase. The Company purchased the outstanding stock of Curtin Matheson Scientific Inc. ("CMS"), headquartered in Houston, Texas, and substantially all of the net assets of Fisons Scientific Equipment ("FSE"), a division of Fisons with headquarters in Loughborough, United Kingdom. CMS is a supplier of diagnostic test kits, equipment and laboratory supplies to integrated health care organizations, managed care organizations, national and independent reference laboratories, and physicians' office laboratories where human specimens are tested for subsequent diagnosis, as well as a supplier to the scientific research community. FSE is a leading supplier of laboratory products in the United Kingdom and also serves markets throughout Europe, Africa, the Middle East and the Far East. The Company intends to use these businesses to expand its operations in the clinical laboratory market, enhance its position in the North American scientific research laboratory market and complement its international growth strategy. During 1997, 1996 and 1995, Fisher made certain smaller acquisitions of laboratory products distributors and other businesses. All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in Fisher's consolidated financial statements from their respective dates of acquisition. See Note 4 to Financial Statements.

RESULTS OF OPERATIONS

  1997 AS COMPARED WITH 1996

    SALES

    Sales for the year ended December 31, 1997 increased 1.4% to $2,175.3 million from $2,144.4 million for the comparable period in 1996. Sales growth in Fisher's historical North American operations and the inclusion of sales of operations acquired in the fourth quarter of 1996 (UniKix Technologies and a laboratory products distributor in Mexico) were partially offset by a decrease in sales to the U.S. clinical laboratory market and the impact of the strike by employees of United Parcel Service ("UPS") who are members of the International Brotherhood of Teamsters (the "UPS strike"), which occurred in August 1997.

    As a national distributor, Fisher utilizes the services of UPS for a significant portion of its domestic shipments. Fisher is one of UPS's largest customers in terms of annual revenue to the shipper. The UPS strike significantly reduced sales for the third and fourth quarters of 1997 and increased operating costs. The Company anticipates a gradual recovery in sales levels during 1998.

    GROSS PROFIT

    Fisher's gross profit for the year ended December 31, 1997 increased 2.3% to $591.7 million from $578.5 million for the comparable period in 1996, primarily as a result of volume. Gross profit as a percent of sales increased to 27.2% for the year ended December 31, 1997 from 27.0% for the comparable period in 1996. Gross profit in 1997 was negatively affected by $6.7 million of costs related to adjustments to certain inventory reserves due to changes in estimates, direct costs resulting from the UPS strike and the integration of CMS into Fisher. Gross profit in 1996 includes $1.2 million of costs associated with the revaluation of CMS and FSE acquired inventory.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense for the year ended December 31, 1997 increased 7.2% to $518.8 million from $483.9 million for the comparable period in 1996. Selling, general and administrative expense in both periods includes nonrecurring and redundant costs associated with the implementation of the 1995 Plan (defined below), the integration of CMS into Fisher, and, in 1997, software write-offs and other information system-related charges associated with the Company's implementation of new global computer systems, direct costs resulting from the UPS strike, and management retention payments related primarily to the Transaction. Nonrecurring integration and restructuring-related costs include costs resulting from the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other one-time and redundant costs, which will be eliminated as the integration and restructuring plans are completed. These costs are recognized as incurred. For the year ended December 31, 1997, approximately $29.8 million of such nonrecurring costs were included in selling, general and administrative expense compared with $18.2 million for the corresponding periods in 1996.

    Excluding nonrecurring costs, selling, general and administrative expense as a percentage of sales was 22.5% for 1997 compared with 21.7% for 1996. This increase is primarily due to lower than expected sales volume without a corresponding decrease in expense. The Company has taken and is continuing to take actions to improve efficiencies and reduce this expense as a percent of sales.

    Operations outside the United States continue to have significantly higher selling, general and administrative expense as a percentage of sales as compared with that of Fisher's domestic operations. These higher costs are being incurred as part of a plan to develop an integrated worldwide supply capability, the benefit of which has not been fully realized.

    RESTRUCTURING AND OTHER CHARGES

    Following the execution of the Merger Agreement, during the fourth quarter of 1997 in conjunction with the annual business planning process, the Company evaluated its business strategy for both its domestic and international operations and, as a result, adopted the 1997 restructuring plan (the "1997 Plan") and recorded restructuring and other charges of $51.8 million. The charges include costs associated with the closure of additional logistics and customer-service centers and related asset write-offs in the United States and internationally, the write-off of goodwill related to certain international operations and the write-off of systems-related assets. Implementation of the 1997 Plan is expected to be completed and the related accruals substantially expended by the end of 1999.

    INCOME FROM OPERATIONS

    Income from operations for the year ended December 31, 1997 decreased to $21.1 million from $94.6 million for the comparable period in 1996 primarily due to the 1997 restructuring and other nonrecurring charges and the increased selling, general and administrative expense discussed above. Income from operations as a percent of sales decreased to 1.0% for the year ended December 31, 1997, compared with 4.4% for the same period in 1996.

    INTEREST EXPENSE

    Interest expense for the year ended December 31, 1997 decreased to $23.0 million from $27.1 million for the comparable period in 1996. The decrease principally reflects a reduction in interest expense as a result of the June 1996 conversion and redemption of the Company's $125 million step-up convertible notes. See "Liquidity and Capital Resources" below.

    OTHER (INCOME) EXPENSE, NET

    Other (income) expense, net for the year ended December 31, 1997 decreased to $3.2 million of expense from $0.1 million of income for the comparable period in 1996. The increase in expense for the year was primarily due to foreign exchange losses, $5.0 million of fees and expenses related to the Board of Directors' review of strategic alternatives and a loss on the sale of a non-strategic business, offset by $2.8 million of gains on sales of non-core assets.

    INCOME TAX PROVISION

    The income tax provision was $25.4 million for the year ended December 31, 1997 compared with $30.8 million for the comparable period in 1996. The effective income tax rate for 1997 increased significantly compared with 45.5% for the corresponding period in 1996. The increased rate is a result of foreign losses for which no tax benefits are currently being provided, write-off of previously recognized foreign tax benefits, and nondeductible fees and expenses incurred in connection with the Board's review of strategic alternatives.

    NET INCOME (LOSS)

    Net income (loss) for the year ended December 31, 1997 decreased to $30.5 million of loss from $36.8 million of income for the comparable period in 1996. These changes are due to the factors discussed above.

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

    RESTRUCTURING CHARGE

    In the third quarter of 1995, the Company recorded a pretax restructuring charge of $34.3 million. The 1995 restructuring plan (the "1995 Plan"), which anticipated the integration of the former Fisons businesses, including CMS, with the Company, included the elimination and in some cases relocation of certain administrative functions, reorganization of the research sales force, and the consolidation and relocation of certain logistics and customer service systems and locations throughout the world.

    Certain costs resulting from the temporary duplication of operations, relocation of inventories, relocation of employees, hiring and training new employees, other start-up costs and redundant costs, which will be eliminated as the 1995 Plan is implemented, were not included in the restructuring charge and are recognized as incurred. Approximately $18.2 million and $14.5 million of such charges have been recorded in 1996 and 1995, respectively, and are included in selling, general and administrative expense.

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

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 1997, the Company's operations generated $46.1 million of cash compared with $49.0 million in 1996. This decrease in cash provided by operating activities primarily reflects a decrease in net income adjusted for noncash items, partially offset by an increase in cash flows from changes in working capital. The net increase in cash provided by receivables, inventories and payables is due to the Company's overall effort to reduce working capital which had increased during the integration of CMS into Fisher in 1996. Other assets and liabilities reduced operating cash flows by $22.5 million compared with $5.3 million in 1996 primarily due to the increased effect of foreign currency translation in 1997 and increased payments to software service vendors related to the implementation of new global computer systems in 1997.

    The Company's operating working capital (defined as receivables plus inventories less accounts payable and accrued liabilities) decreased to $185.7 million at December 31, 1997 from $194.2 million at December 31, 1996. This decrease is primarily due to net decreases in receivables, inventories and payables discussed above. Excluding the effect, if any, of future acquisitions and anticipated temporary inventory duplications as the Company completes the consolidation and relocation of certain of its logistical facilities in North America, the Company's working capital requirements are not anticipated to increase in 1998.

    During the year ended December 31, 1997, the Company used $50.7 million of cash for investing activities compared with $42.0 million for the same period in 1996. The increase in cash used for investing activities is primarily attributable to capital expenditures partially offset by proceeds from the sale of property, plant and equipment. During the years ended December 31, 1997 and 1996, the Company made capital expenditures of $59.2 million and $40.7 million, respectively. The increase is due to the Company's investments in logistical facilities in North America and the Far East and global computer systems. The Company implemented a project to upgrade and, in some cases, to remediate global computer systems, which it plans to complete in 1999. This project is expected to result in approximately $35 million of additional spending in 1998 and 1999, which the Company plans to fund with cash from operations and borrowings. The change in proceeds from the sale of property, plant and equipment is due to the receipt of proceeds from the sale of non-core fixed assets. The increase in other investing activities relates to the funding of a trust associated with the Company's pension plans. See Note 16 to the Financial Statements. Capital expenditures in 1998 are expected to show a similar increase over 1997 as the Company continues its consolidation and relocation of logistical facilities in North America and its global computer systems project. The Company's investing activities were primarily funded by the Company's cash on hand and cash provided by operating activities.

    Cash used in financing activities was $1.9 million in 1997 compared with $46.0 million in 1996. This change is due to $7.4 million in net long-term debt payments in 1997 compared with $52.4 million in 1996. See "Debt" below. In 1997 and 1996 financing activities included approximately $96 million and $25 million, respectively, of long-term debt proceeds from and $105 million and $74 million, respectively, of long-term debt repayments of Fisher's bank credit facilities.

    The Company intends to continue to pursue acquisitions of complementary businesses that will enhance growth and profitability. The Company currently has no commitment, understanding or arrangement relating to any material acquisitions.

    Fisher expects that 1998 cash flows from operations, together with cash on hand and funds available under the new debt financing arrangement (discussed below) entered into as part of the Transaction, will be sufficient to meet ongoing operating and capital expenditure requirements.

    DEBT

    At December 31, 1997, the Company had $100.6 million outstanding under the Credit Facilities, $60.0 million of which is denominated in U.S. dollars and the remainder in British Pounds. Borrowings under the Credit Facilities were repaid on the date of the Transaction. On December 31, 1997, $173.5 million was available under the Credit Facilities as a revolving line of credit and for letters of credit. The Company is required to pay a commitment fee based on certain of the Company's coverage ratios. At December 31, 1997, the rate was 0.2% per annum on the unused portion of the Credit Facilities. All borrowings under the Credit Facilities bore interest, at the Company's option, at either the Bank's Base Rate or at LIBOR plus a margin, based on certain of the Company's coverage ratios. At December 31, 1997, the rate was approximately 6.87%. The estimated fair value of these borrowings at December 31, 1997 approximates the net carrying value. The Company also has outstanding $150.0 million aggregate principal amount of 7 1/8% Notes due December 15, 2005, which were sold on December 18, 1995 at a price to the public equal to 99.184% of principal bringing the effective interest rate to 7.5%. The estimated fair market value of the 7 1/8% Notes at December 31, 1997, based on quotes from bond traders making a market in the Notes, was approximately $138.8 million.

    In connection with the Transaction, effective January 21, 1998, Fisher entered into new debt financing arrangements, consisting of $469.2 million of senior bank financing (the "New Credit Facility"), a $150 million receivables securitization facility (the "Receivables Securitization") and $400 million of 9% Senior Subordinated Notes due 2008 (the "9% Notes"). The full proceeds of the 9% Notes, together with a portion of the proceeds of the New Credit Facility, were used to finance the conversion into cash of the shares of Fisher Common Stock then outstanding which were not retained by existing stockholders and employees, to refinance $107.8 million of indebtedness of the Company outstanding on the date of the Transaction and to pay related fees and expenses of the Transaction. In addition, the New Credit Facility will be used to provide for the Company's working capital requirements.

    The New Credit Facility consists of (i) a $294.2 million term loan facility (the "Term Facility") consisting of a (a) $125.0 million tranche A term loan ("Tranche A"), (b) $100.0 million tranche B term loan ("Tranche B") and (c) $69.2 million tranche C term loan ("Tranche C"); and (ii) a $175.0 million revolving credit facility (the "Revolving Facility" and, together with the Term Facility, the "Senior Facilities"). Borrowings under the Term Facility bear interest at a rate equal to, at the Company's option, the following: Tranche A, LIBOR plus 2.25% or Prime Rate plus 1.25%; Tranche B, LIBOR plus 2.50% or Prime Rate plus 1.50%; and Tranche C, LIBOR plus 2.75% or Prime Rate plus 1.75%. Borrowings made under the Revolving Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25%, or the Prime Rate plus 1.25%; provided that (i) pound sterling borrowings under Tranche A bear interest at LIBOR for sterling deposits plus 2.25%, (ii) Canadian dollar borrowings under Tranche A bear interest at the borrower's option at the Canadian Prime Rate plus 1.25% or a B/A rate determined in accordance with the provisions of the New Credit Facility and (iii) negotiated foreign currency loans issued under the Revolving Credit Facility will bear interest at the rates to be negotiated. The Company will also pay to the lenders a commitment fee equal to .50% per annum of the undrawn portion of each lender's commitment from time to time. The LIBOR and Prime Rate margins and the commitment fees are subject to reductions, based on various tests of Fisher's financial performance. The Term Facilities have the following maturity periods from the date of inception: Tranche A--6 years, Tranche B--7 years and Tranche C--7.75 years. The Revolving Facility expires six years from the date of inception.

    The obligations of Fisher and the subsidiary borrowers under the New Credit Facility are secured by substantially all assets of the Company and its material domestic subsidiaries, a pledge of the stock of all domestic subsidiaries, and a pledge of 65% of the stock of material foreign subsidiaries which are direct subsidiaries of the Company or one of its material domestic subsidiaries. Obligations of each foreign subsidiary borrower are secured by a pledge of 100% of the shares of such borrower. The obligations of Fisher and the subsidiary borrowers are further guaranteed by Fisher and each material domestic subsidiary of Fisher.

    The New Credit Facility contains covenants of the Company and the subsidiary borrowers, including, without limitation, restrictions on (i) indebtedness, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations,
(iv) restrictions on the payment of cash dividends to shareholders, and (v) various financial covenants. The financial covenants include requirements to maintain certain levels of interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA and to limit capital expenditures. In addition to the mandatory repayment schedule discussed below, loans under the Term Facility are required to be prepaid with 50% of excess cash flow (as defined in the New Credit Facility and subject to certain limits as specified therein) and certain equity issuances of the Company, and 100% of net-cash proceeds of certain asset sales, certain insurance and condemnation proceeds and certain debt issuances of the Company. The mandatory repayment schedule of the Term Facility, over the next five years and thereafter is as follows: $0.0 million in 1998, $6.0 million in 1999, $17.0 million in 2000, $22.0 million in 2001, $37.0 million in 2002 and $212.2 million in years subsequent to 2002.

    The Receivable Securitization relates to the sale, on a revolving basis, of certain of the Company's accounts receivable to a bankruptcy remote subsidiary of the Company which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount based on a defined calculated percentage of the outstanding accounts receivable balance. The facility has a maturity of five years and the effective interest rate is approximately LIBOR plus 50 basis points.

    The 9% Notes will mature on February 1, 2008 with interest payable semiannually in arrears on February 1 and August 1 of each year commencing August 1, 1998. The 9% Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness and rank PARI PASSU in light of payment with all other existing and future senior subordinated indebtedness of the Company.

    The 9% Notes are redeemable at the option of the Company at any time after February 1, 2003 at an initial redemption price of 104.5%, declining ratably to par on or after February 1, 2006. In addition, on or prior to February 1, 2001, the Company may redeem up to 40% of the original principal amount of the 9% Notes at a redemption price of 109% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption with the net cash proceeds of one or more public equity offerings, provided that at least 60% of the aggregate principal amount of the 9% Notes originally issued remain outstanding immediately after the occurrence of such redemption. Upon a Change of Control Triggering Event (as defined in the Indenture under which the 9% Notes are issued), the Company will be required to make an offer to purchase all outstanding 9% Notes at 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase.

    The Indenture under which the 9% Notes are issued contains covenants that restrict, among other things, (i) the ability of the Company and its subsidiaries to incur additional indebtedness, (ii) pay dividends or make certain other restricted payments, (iii) merge or consolidate with any other person, and (iv) other various covenants which are customary for transactions of this type.

    RESTRUCTURING PLANS

    Following execution of the Merger Agreement during the fourth quarter of 1997 and in conjunction with the annual business planning process, the Company evaluated its business strategy for both its domestic and international operations, and, as a result, adopted the 1997 Plan and recorded restructuring and other charges of $51.8 million. The charges include costs associated with the closure of additional logistics and customer-service centers and related asset write-offs in the United States and internationally, the write-off of goodwill related to certain international operations and the write-off of systems-related assets. The restructuring and other charges consist of $38.3 million related to noncash asset impairments, $9.1 million of accruals for employee separation arrangements and $4.4 million of exit costs.

    As previously noted, in 1995 the Company recorded a pretax restructuring charge of $34.3 million, of which approximately $18 million consisted of noncash charges and approximately $16 million consisted of accrued cash charges related to separation arrangements and exit costs related to consolidation efforts. Implementation of the 1995 Plan is expected to be completed in conjunction with the 1997 Plan. Fisher expects cash expenditures in 1998 related to these plans to approximate $11 million, which will be paid from available funds. Cash expenditures in 1997 and 1996 were approximately $2 million and $7 million, respectively. Certain costs resulting from the temporary duplication of certain operations, relocation of inventory, relocation of employees, hiring and training new employees, other start-up costs and redundant costs, which are expected to be eliminated as the Plan is implemented, are not included in the restructuring charge and were recognized in income from operations as incurred. Upon completion of the Plans and the integration of CMS into Fisher, the Company expects an improvement in annual pretax profitability of approximately $25 million. See "Cautionary Factors Regarding Forward-Looking Statements".

    During the third quarter of 1991, Fisher recorded a pretax $20.0 million restructuring charge relating primarily to improving operations of its North American distribution system through consolidation and expansion of certain facilities. This plan is substantially complete and the related accruals remaining of $2.6 million will be substantially expended by the end of 1998.

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

    The Company's Fair Lawn and Somerville, New Jersey facilities are the subject of administrative consent orders, issued pursuant to New Jersey's Environmental Clean-Up and Responsibility Act ("ECRA") (now called the Industrial Site Recovery Act ("ISRA")), in connection with prior transfers of a controlling interest in the Company, which require that certain remediation and other activities be undertaken at these sites. The Fair Lawn facility is also part of a site listed on the "Superfund" National Priority List under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Fisher has also been notified that it is among the potentially responsible parties under CERCLA or similar state laws for the costs of investigating and/or remediating contamination caused by hazardous materials at certain other sites. The Company's non-Superfund liabilities for environmental matters are principally related to compliance with ECRA/ISRA administrative consent orders and other environmental regulatory requirements such as the Clean Air Act, the Clean Water Act and other generally applicable requirements.

    The potential costs related to environmental matters and the possible impact on future operations are difficult to predict given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company's responsibility. However, such costs could be material. Accruals for environmental liabilities are recorded, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon reports prepared by environmental specialists, management's knowledge to date and its experience with the foregoing environmental matters, and include potential costs for investigation, remediation, operation and maintenance of cleanup sites and related capital expenditures. Accrued liabilities for environmental matters were $35.1 million and $37.6 million at December 31, 1997 and 1996, respectively. Although these amounts do not include third-party recoveries, certain sites may be subject to indemnification. The Company has accounted for environmental liabilities in accordance with Accounting Standards Statement of Position 96-1, "Environmental Remediation Liabilities," which addresses accounting and reporting for environmental remediation liabilities. Management believes this accrual is adequate for the environmental liabilities expected to be incurred and, as a result, believes that the ultimate liability incurred with respect to environmental matters will not have a material adverse effect on the Company's financial statements or results of operations. However, future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, or changes in the conduct of Fisher's operations, may give rise to additional compliance costs which could have a material adverse effect on the Company's financial statements.

    FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash in banks, investments in marketable securities, accounts receivable and debt. In addition, the Company has forward currency contracts that hedge certain firm commitments. See Notes 3 and 6 of Notes to Financial Statements for additional information.

    DIVIDENDS

    The Company paid a quarterly cash dividend of $.02 per share for the first three quarterly periods of fiscal 1997 and each of the quarterly periods of 1996. On January 21, 1998, in connection with the Transaction, the Company and certain of its subsidiaries entered into a Credit Agreement which restricts the Company's ability to pay cash dividends. Accordingly, the Company does not anticipate paying cash dividends on its Common Stock at any time in the future.

FINANCIAL CONDITION

    At December 31, 1997, current assets decreased $60.4 million from December 31, 1996, with reductions in cash and cash equivalents of $6.5 million, accounts receivable of $19.5 million, inventories of $32.2 million and other current assets of $2.2 million. The decrease in cash and cash equivalents is primarily due to repayments on the Company's bank credit facility. The decrease in accounts receivable and inventories is primarily due to the Company's overall efforts to reduce working capital which had increased during the integration of CMS into Fisher in 1996.

    Current liabilities decreased by $38.1 million primarily due to a decrease of $34.7 million in accounts payable related to the Company's overall effort to reduce working capital discussed above. Long-term assets decreased by $25.8 million, primarily due to asset write-offs related to the 1997 restructuring plan which were partially offset by capital expenditures. Long-term debt decreased by $13.7 million, primarily due to repayments of the Credit Facility. Stockholders' equity decreased by $39.1 million primarily due to the Company's net loss and the change in the currency translation adjustment.

CAUTIONARY FACTORS REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Form 10-K, in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the commission. These statements concern the beliefs or current expectations of the Company or its management with respect to the Company's operating and growth strategies, financing, regulatory matters, industry trends, competition, risks associated with foreign operations, reliance on suppliers, environmental matters and legal proceedings and other factors affecting the Company's financial condition or results of operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that are beyond the Company's control, and could cause the actual results, performance or achievements of the Company to differ materially from those contemplated, projected, estimated or budgeted in or expressed or implied by the forward-looking statements. These factors include: general economic and business conditions; industry trends; overseas expansion; the loss of major customers or suppliers; the timing of orders received from customers; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. Special attention should be paid to the forward-looking statements including, but not limited to, statements relating to (i) the Company's ability to execute its post-merger business strategy, (ii) the Company's ability to obtain sufficient resources to finance its working capital and capital expenditure needs and provide for its known obligations, (iii) industry sales growth and the ability of the Company to make acquisitions, and (iv) the impact of environmental regulation on the Company's operations. The following factors should also be considered carefully in evaluating such forward-looking statements:

    SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE INDEBTEDNESS

    As a result of the Transaction, the Company is highly leveraged, with indebtedness that is very substantial in relation to its shareholders' equity. After giving pro forma effect to the Transaction as of December 31, 1997, the Company's aggregate outstanding indebtedness would have been $869.7 million and the Company's shareholders' equity would have been a deficit of $355.6 million.

    The Company's high degree of leverage could have important consequences to stockholders, including but not limited to the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations and other purposes, including investments in research and development and capital spending, (iii) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; and (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business or changing market conditions and regulations.

    The Company's ability to repay or to refinance its obligations with respect to its indebtedness will depend on its future financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors, many of which are beyond the Company's control. These factors could include operating difficulties, increased operating costs, product pricing pressures, the response of competitors, regulatory developments, and delays in implementing strategic projects. The Company's ability to meet its debt service and other obligations may depend in significant part on the extent to which the Company can implement successfully its business strategy. There can be no assurance that the Company will be able to implement its strategy fully or that the anticipated results of its strategy will be realized.

    If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, or seek to obtain additional equity capital, or to refinance or restructure its debt. There can be no assurance that the Company's cash flow and capital resources will be sufficient for payment of principal of, and premium, if any, and interest on, its indebtedness in the future, or that any such alternative measures would be successful or would permit the Company to meet its scheduled debt service obligations. In addition, because the Company's obligations under the New Credit Facility will bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the Company's ability to meet its debt service obligations. The Company has entered into certain interest protection arrangements following the Transaction with respect to a portion of its indebtedness under the New Credit Facility that has placed a cap on the interest rates payable thereon.

    RESTRICTIVE COVENANTS

    The New Credit Facility and the 9% Notes contains a number of covenants that will significantly restrict the operations of the Company and its ability to make certain types of aquisitions. In addition, the Company is required to comply with specified financial ratios and tests, including maximum leverage ratios and minimum EBITDA to cash interest expense ratios, and certain of these ratios and tests are more restrictive in future years. There can be no assurance that the Company will be able to comply with such covenants or restrictions in the future. The Company's ability to comply with such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the New Credit Facility that would permit the lenders thereunder to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and terminate their commitments to make further extensions of credit thereunder.

    DIFFICULTY IN EXECUTING BUSINESS STRATEGY

    The business strategy that has been developed by the Company is based on the Company's current and historical operations and the operations of other companies in the scientific services industries. The Company's current business strategy is based, in part, on the Company's ability to capitalize on benefits expected to result from various acquisitions and investments made by the Company over the last few fiscal years, including the acquisitions of CMS and FSE, investments to expand the Company's international operations and continued investment in FTG. Although partially completed, there can be no assurance that the Company will be able to successfully complete the integration of CMS into its operations, or that such integration, when complete, will generate expected efficiencies and cost savings. In addition, the Company's consolidated international operations and FTG each incurred net losses in fiscal 1997 and are currently operating at a loss. If the Company is unable to improve the sales and profitability of its international business and of FTG, the Company's financial condition and results of operations may be materially adversely affected. After the Transaction, the Company's management may decide to alter or discontinue certain parts of the business strategy described herein and may adopt alternative or additional strategies. In addition, there can be no assurance that such a strategy, if implemented, will be successful or will improve operating results. Moreover, there can be no assurance that the successful implementation of such a strategy will result in improved operating results. Further, other conditions may exist, such as increased competition, or an economic downturn, which may offset any improved operating results that are attributable to such a strategy.

    DEPENDENCE ON INFORMATION SYSTEMS; SYSTEMS CONVERSION; YEAR 2000 ISSUE

    The Company's business is dependent in part on its information systems. These systems play an integral role in: tracking product offerings (including pricing and availability); processing and shipping customer orders; warehouse operations; purchasing; inventory management; financial reporting; and other operational functions. The Company is currently in the process of implementing a project whereby many of its present computer systems, including its order entry, purchasing and financial systems will be replaced. This conversion is expected to occur over the next two years. There can be no assurance that the Company will not experience unanticipated delays, complications and expenses in implementing, integrating and operating such systems. Failure to successfully complete the conversion of the Company's current computer system on a timely basis or failures with respect to the Company's systems generally could result in operational and financial disruptions and could also lead to cost overruns.

    The Company is dealing with "year 2000" issues. Year 2000 issues exist when dates in computer systems are recorded using two digits (rather than four) and are then used for arithmetic operations, comparisons or sorting. A two-digit date recording may recognize a date using "00" as 1900 rather than 2000, which could cause the Company's computer systems to perform inaccurate computations. The Company's year 2000 issues related not only to its own systems but also to those of its customers and suppliers. It is anticipated that the Company's program to enhance its systems capabilities described above, and other year 2000 activities of the Company with respect to systems not being replaced, will resolve the year 2000 issue with respect to the Company's internal systems. Although management believes its program to address year 2000 issues is adequate, there is no guarantee that the program is in fact adequate or that the systems replacements and modifications will be completed on time. Even if the Company's year 2000 conversion is completed, the failure of the Company's suppliers and customers to address the year 2000 issue could result in disruption or significantly impact the Company. See Note 15 to Financial Statements.

    DEPENDENCE ON CORPORATE RESEARCH AND DEVELOPMENT SPENDING

    The Company's customers include corporations active in scientific or technological research, healthcare, industrial, safety and other markets, both in the U.S. and internationally. The research and development budgets and activities of these companies have a significant effect on the demand for products manufactured and/or distributed by the Company. Such policies are based on a variety of factors, including the need to develop new products, competition and availability of resources. Although scientific and technology-related research and development spending in the U.S. historically has not been subject to cyclical swings, no assurance can be made that this trend will continue. In addition, as the Company continues to expand its international operations, the research and development spending levels in other global markets will become increasingly important. A decrease in research and development spending by the Company's customers could have a material adverse effect on the Company's results of operations.

    HEALTHCARE REFORM; COST CONTAINMENT

    The Company's sales to the U.S. clinical laboratory market have historically been significant. The trend towards managed care, together with efforts to reform the healthcare delivery system in the U.S., has resulted in increased pressure on healthcare providers and other participants in the healthcare industry to reduce costs. To the extent that the Company's customers in the healthcare industry seek to address the need to contain costs by limiting the number of clinical tests being performed, the Company's results of operations could be materially and adversely affected.

    CONTROL OF THE COMPANY

    As a result of the Transaction, certain affiliates of THL ("THL Entities"), Chase Equity Associates, L.P. ("Chase Equity"), Merrill Lynch & Co. ("Merrill Lynch") and DLJ Merchant Banking Partners II, L.P. and certain of its affiliates ("DLJMB" and, together with the THL Entities, Chase Equity and Merrill Lynch, the "Equity Investors") own 78.4% of the issued and outstanding Fisher Common Stock, with the THL Entities owning 50.2% of such outstanding stock. Accordingly, the Equity Investors control the Company and have the power to elect a majority of its directors, appoint new management and approve any action requiring the approval of the holders of recapitalized Fisher Common Stock, including adopting amendments to the Company's certificate of incorporation and approving mergers or sales of substantially all of the Company's assets. In connection with the Transaction, the Equity Investors and certain members of management entered into an Investor's Agreement dated January 21, 1998 (the "Investor's Agreement"). The Investor's Agreement provides that the Board of Directors of the Company will comprise at least 10, but not more than 11 directors, seven of whom will be appointed by the THL Entities, one of whom will be appointed by DLJMB, one of whom will be Mr. Paul M. Montrone and one of whom will be Mr. Paul M. Meister. The directors elected pursuant to the Investor's Agreement will have the authority to make decisions affecting the capital structure of the Company, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. There can be no assurance that the interests of the Equity Investors will not conflict with the interests of the other shareholders.

    COMPETITION

    The Company operates in a market which is highly competitive. The Company's competitors include other distributors as well as a large number of suppliers and manufacturers that sell their own products directly to end users. Some of these competitors are larger and may have greater resources than the Company. There has been a recent trend toward consolidation in the industry which could result in the Company's competitors that provide distribution services becoming larger. In addition, potential competitors in the future could include suppliers and manufacturers that currently rely on one or more third party distributors to distribute their products. There can be no assurance that market competition, both international and domestic, will not have a material adverse effect on the Company's financial condition and results of operations.

    RELIANCE ON THIRD-PARTY PACKAGE DELIVERY SERVICES

    Virtually all of the Company's products are shipped to customers by independent package delivery companies. The Company does not own or maintain a fleet of transportation vehicles dedicated to the delivery of its products. The principal independent delivery service used by the Company is UPS, which shipped products accounting for over sixty percent of the Company's U.S. shipments in fiscal 1997. Other carriers used by the Company include national and regional trucking firms, overnight courier services and the United States Postal Service. A major work stoppage or other series of events that would make such carriers unavailable to the Company could have a significant adverse effect upon the Company's ability to conduct its business.

    FISHER SALES GROWTH

    The Company's ability to implement its business strategy will depend on numerous factors, many of which are beyond the control of the Company. Much of the Company's recent sales growth was the result of acquisitions, including the acquisitions of CMS and FSE in October 1995. Future growth will be largely dependent on growth in the overall market for instruments, supplies and equipment, and environmental testing, life sciences, worker safety and emerging testing techniques and the ability of the Company to make acquisitions. There can be no assurance that such growth will occur or that suitable acquisition candidates will be available or that any acquisition will be successful.

    ENVIRONMENTAL REGULATION

    Some of the Company's operations involve and have involved the handling, manufacture or use of many substances that are classified as toxic or hazardous substances within the meaning of applicable environmental and other laws. Some risk of environmental and other damage or hazard is inherent in particular operations and products manufactured, sold or distributed by the Company. There can be no assurance that damage, hazard or loss will not occur. To a large extent, such damage is uninsured. The Company continually monitors and reviews its procedures and policies for compliance with existing law and the cost of compliance with existing environmental laws is not expected to have a material adverse effect on the Company's earnings, liquidity or competitive position. However, future events, including changes in existing laws and regulations may give rise to additional costs which are currently unintended and unforeseen and which could have a material adverse effect on the Company's financial condition.

    DEPENDENCE ON KEY PERSONNEL

    The Company depends heavily on the services of its senior management, including Paul M. Montrone, the Company's Chairman, President and Chief Executive Officer, and Paul M. Meister, the Company's Vice Chairman, Executive Vice President and Chief Financial Officer. The loss of any member of the Company's senior management, including Mr. Montrone or Mr. Meister, could have a material adverse effect on the Company. In addition, certain members of management have entered into employment agreements with Fisher in connection with the Transaction.

    INTERNATIONAL OPERATIONS

    The Company conducts international operations through a variety of wholly owned subsidiaries, majority-owned subsidiaries, joint ventures, equity interests and agents located in North and South America, Europe, the Far East, the Middle East and Africa. The Company is also exploring the possibility of expansion into other international markets as well. There is no guarantee that the Company will maintain significant operations internationally or that any such operations will be successful. Any international operations established by the Company will be subject to risks similar to those affecting its North American operations in addition to a number of other risks, including lack of complete operating control, lack of local business experience, foreign currency fluctuations, difficulty in enforcing intellectual property rights, language and other cultural barriers and political and economic instability.

    EXCHANGE RATE FLUCTUATIONS

    The majority of the Company's revenues and expenses are denominated in U.S. dollars, although the Company owns properties and conducts operations in non-U.S. facilities including Canada, France, Mexico, Belgium, Germany, the Netherlands, Singapore, Malaysia, Switzerland and the United Kingdom. Accordingly, fluctuations in the exchange rate between the U.S. dollar and the respective currencies of the aforementioned countries could have an adverse effect on the Company.

    ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company adopted SFAS No. 128 in the fourth quarter of 1997 and has restated all prior periods to comply with this new pronouncement. The effect of the change on earnings per share was not significant.

    During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131), which are required to be adopted by Fisher in its fiscal 1998 financial statements. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements and requires companies to disclose comprehensive income as part of the basic financial statements. SFAS No. 131 establishes standards for reporting information on operating segments in financial statements. Fisher is currently reviewing the impact SFAS No. 131 may have on additional disclosure, if any, in its financial statements.

    In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities", which addresses accounting and reporting for environmental remediation liabilities. The implementation of SOP 96-1 during 1997 did not have a material effect on the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGES
                                                                                                                -----

Independent Auditors' Report...............................................................................          27

Statements of Operations for the years ended December 31, 1997, 1996 and 1995..............................          28

Balance Sheets at December 31, 1997 and 1996...............................................................          29

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995..............................          30

Statements of Changes in Stockholders' Equity for the years ended
  December 31, 1997, 1996 and 1995.........................................................................          31

Notes to Financial Statements..............................................................................          32

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of

  Fisher Scientific International Inc.:

    We have audited the accompanying balance sheets of Fisher Scientific International Inc. and subsidiaries as of December 31, 1997 and 1996, and the related statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Fisher Scientific International Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
New York, New York

February 18, 1998

(March 9, 1998 as to Note 2)

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
Sales..........................................................................  $ 2,175.3  $ 2,144.4  $ 1,435.8
Cost of sales..................................................................    1,583.6    1,565.9    1,048.9
Selling, general and administrative expense....................................      518.8      483.9      334.4
Restructuring and other charges................................................       51.8         --       34.3
                                                                                 ---------  ---------  ---------
Income from operations.........................................................       21.1       94.6       18.2
Interest expense...............................................................       23.0       27.1       15.0
Other (income) expense, net....................................................        3.2       (0.1)      (1.1)
                                                                                 ---------  ---------  ---------
(Loss) income before income taxes..............................................       (5.1)      67.6        4.3
Income tax provision...........................................................       25.4       30.8        1.1
                                                                                 ---------  ---------  ---------
Net (loss) income..............................................................  $   (30.5) $    36.8  $     3.2
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Net (loss) income per common share:
  Basic........................................................................  $   (1.50) $    2.01  $    0.20
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
  Diluted......................................................................      (1.50)      1.90       0.20
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                                 BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                               PRO FORMA
                                                                              DECEMBER 31,      DECEMBER 31,
                                                                              ------------  --------------------
                                                                                  1997        1997       1996
                                                                              ------------  ---------  ---------

                                                                              (UNAUDITED)
                                                                                (NOTE 2)
Current assets:
  Cash and cash equivalents.................................................   $     25.9   $    18.2  $    24.7
  Receivables, net..........................................................        147.1       297.1      316.6
  Inventories...............................................................        223.8       223.8      256.0
  Other current assets......................................................         53.3        53.3       55.5
                                                                              ------------  ---------  ---------
      Total current assets..................................................        450.1       592.4      652.8
Property, plant and equipment, net..........................................        223.6       223.6      209.5
Goodwill....................................................................        251.4       251.4      292.7
Other assets................................................................        141.8       109.1      107.7
                                                                              ------------  ---------  ---------
      Total assets..........................................................   $  1,066.9   $ 1,176.5  $ 1,262.7
                                                                              ------------  ---------  ---------
                                                                              ------------  ---------  ---------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt...........................................................  $      19.7   $    19.7  $    14.6
  Accounts payable..........................................................        199.8       199.8      234.5
  Accrued and other current liabilities.....................................        107.5       135.4      143.9
                                                                              ------------  ---------  ---------
      Total current liabilities.............................................        327.0       354.9      393.0
Long-term debt..............................................................        850.0       267.8      281.5
Other liabilities...........................................................        245.5       206.7      202.0
                                                                              ------------  ---------  ---------
      Total liabilities.....................................................      1,422.5       829.4      876.5
                                                                              ------------  ---------  ---------

Commitments and contingencies (Note 15)

Stockholders' equity (deficit):
  Preferred stock ($.01 par value; 15,000,000 shares authorized, none
    outstanding)............................................................           --          --         --
  Common stock ($.01 par value; 50,000,000 shares authorized; 8,004,787,
    20,356,764 and 20,131,498 shares issued and outstanding at pro forma
    December 31, 1997, December 31, 1997 and 1996, respectively)............          0.1         0.2        0.2
  Capital in excess of par value............................................        305.3       278.9      270.7
  Retained earnings (deficit)...............................................       (603.5 )      96.7      128.4
  Other.....................................................................        (57.5 )     (28.7)     (13.1)
                                                                              ------------  ---------  ---------
      Total stockholders' equity (deficit)..................................       (355.6 )     347.1      386.2
                                                                              ------------  ---------  ---------
      Total liabilities and stockholders' equity (deficit)..................  $   1,066.9   $ 1,176.5  $ 1,262.7
                                                                              ------------  ---------  ---------
                                                                              ------------  ---------  ---------

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1997       1996       1995
                                                                                     ---------  ---------  ---------
Cash flows from operating activities:
  Net (loss) income................................................................  $   (30.5) $    36.8  $     3.2
  Adjustments to reconcile net (loss) income to cash provided by operating activities:
    Restructuring and other charges, net of cash expended..........................       51.6         --       32.5
    Depreciation and amortization..................................................       47.0       44.6       28.9
    Loss (gain) on sale of property, plant and equipment, and write-off of
      assets.......................................................................        0.9       (3.0)        --
    Gain on sale of business and investments.......................................       (0.7)        --         --
    Deferred income taxes..........................................................       (1.3)      12.3      (13.1)
  Changes in working capital:
    Receivables, net...............................................................       22.0      (22.3)      (0.1)
    Inventories....................................................................       32.0      (13.7)     (20.6)
    Other current assets...........................................................        4.1        9.4       (4.7)
    Accounts payable...............................................................      (41.7)      12.3       53.5
    Accrued and other current liabilities..........................................      (14.8)     (22.1)     (12.6)
  Other assets and liabilities.....................................................      (22.5)      (5.3)     (12.1)
                                                                                     ---------  ---------  ---------
      Cash provided by operating activities........................................       46.1       49.0       54.9
                                                                                     ---------  ---------  ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired...............................................      (11.6)     (10.4)    (326.6)
  Capital expenditures.............................................................      (59.2)     (40.7)     (24.6)
  Proceeds from sale of property, plant and equipment..............................       19.1        6.9         --
  Marketable securities proceeds and maturities....................................        7.8        3.0       21.3
  Other............................................................................       (6.8)      (0.8)      (2.9)
                                                                                     ---------  ---------  ---------
      Cash used in investing activities............................................      (50.7)     (42.0)    (332.8)
                                                                                     ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from stock options exercised............................................        6.7        7.9        3.3
  Dividends paid...................................................................       (1.2)      (1.5)      (1.3)
  Long-term debt proceeds..........................................................      107.3       29.8      457.2
  Long-term debt payments..........................................................     (114.7)     (82.2)    (154.5)
                                                                                     ---------  ---------  ---------
      Cash (used in) provided by financing activities..............................       (1.9)     (46.0)     304.7
                                                                                     ---------  ---------  ---------
Net change in cash and cash equivalents............................................       (6.5)     (39.0)      26.8
Cash and cash equivalents--beginning of year.......................................       24.7       63.7       36.9
                                                                                     ---------  ---------  ---------
Cash and cash equivalents--end of year.............................................  $    18.2  $    24.7  $    63.7
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
Supplemental Cash Flow Information:
  Cash paid during the year for:
    Income taxes...................................................................  $    19.6  $    10.7  $    12.7
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
    Interest.......................................................................  $    23.0  $    27.7  $    10.9
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                           UNREALIZED
                                                                           GAIN (LOSS)
                                                                          ON MARKETABLE
                                              CAPITAL IN                   SECURITIES         FOREIGN       SHARES        MINIMUM
                                  COMMON       EXCESS OF    RETAINED        AVAILABLE        CURRENCY       HELD IN       PENSION
                                   STOCK       PAR VALUE    EARNINGS        FOR SALE        TRANSLATION      TRUST       LIABILITY
                               -------------  -----------  -----------  -----------------  -------------  -----------  -------------

Balance, December 31, 1994...    $     0.2     $   130.7    $    91.2       $    (0.7)       $    (2.8)    $  --         $  --
  Net income.................       --            --              3.2          --               --            --            --
  Proceeds from stock
    options..................       --               3.3       --              --               --            --            --
  Tax benefit from exercise
    of stock options.........       --               1.5       --              --               --            --            --
  Dividends ($0.08 per
    share)...................       --            --             (1.3)         --               --            --            --
  Change in unrealized gain
    (loss) on marketable
    securities available for
    sale, net................       --            --           --                 0.7           --            --            --
                                       ---    -----------  -----------          -----           ------         -----         -----
Balance, December 31, 1995...          0.2         135.5         93.1          --                 (2.8)       --            --
  Net income.................       --            --             36.8          --               --            --            --
  Proceeds from stock
    options..................       --               7.9       --              --               --            --            --
  Tax benefit from exercise
    of stock options.........       --               1.9       --              --               --            --            --
  Dividends ($0.08 per
    share)...................       --            --             (1.5)         --               --            --            --
  Conversion of Convertible
    Subordinated Notes.......       --             125.4       --              --               --            --            --
  Shares held in trust.......       --            --           --              --               --              (6.0)       --
  Currency translation
    adjustment...............       --            --           --              --                 (4.3)       --            --
                                       ---    -----------  -----------          -----           ------         -----         -----
Balance, December 31, 1996...          0.2         270.7        128.4          --                 (7.1)         (6.0)       --
  Net loss...................       --            --            (30.5)         --               --            --            --
  Proceeds from stock
    options..................       --               6.7       --              --               --            --            --
  Tax benefit from exercise
    of stock options.........       --               1.5       --              --               --            --            --
  Dividends ($0.06 per
    share)...................       --            --             (1.2)         --               --            --            --
  Shares held in trust.......       --            --           --              --               --              (0.1)       --
  Currency translation
    adjustment...............       --            --           --              --                (14.5)       --            --
  Minimum pension
    liability................       --            --           --              --               --            --              (1.0)
                                       ---    -----------  -----------          -----           ------         -----         -----
Balance, December 31, 1997...    $     0.2     $   278.9    $    96.7       $  --            $   (21.6)    $    (6.1)    $    (1.0)
                                       ---    -----------  -----------          -----           ------         -----         -----
                                       ---    -----------  -----------          -----           ------         -----         -----


                                 TOTAL
                               ---------
Balance, December 31, 1994...  $   218.6
  Net income.................        3.2
  Proceeds from stock
    options..................        3.3
  Tax benefit from exercise
    of stock options.........        1.5
  Dividends ($0.08 per
    share)...................       (1.3)
  Change in unrealized gain
    (loss) on marketable
    securities available for
    sale, net................        0.7
                               ---------
Balance, December 31, 1995...      226.0
  Net income.................       36.8
  Proceeds from stock
    options..................        7.9
  Tax benefit from exercise
    of stock options.........        1.9
  Dividends ($0.08 per
    share)...................       (1.5)
  Conversion of Convertible
    Subordinated Notes.......      125.4
  Shares held in trust.......       (6.0)
  Currency translation
    adjustment...............       (4.3)
                               ---------
Balance, December 31, 1996...      386.2
  Net loss...................      (30.5)
  Proceeds from stock
    options..................        6.7
  Tax benefit from exercise
    of stock options.........        1.5
  Dividends ($0.06 per
    share)...................       (1.2)
  Shares held in trust.......       (0.1)
  Currency translation
    adjustment...............      (14.5)
  Minimum pension
    liability................       (1.0)
                               ---------
Balance, December 31, 1997...  $   347.1
                               ---------
                               ---------

              See the accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- FORMATION AND BACKGROUND

    Fisher Scientific International Inc. ("Fisher" or the "Company") was formed in September 1991. The Company's operations are conducted by wholly owned and majority-owned subsidiaries, joint ventures, equity interests and agents, located in North and South America, Europe, the Far East, the Middle East and Africa. The Company's activities relate principally to one business segment; scientific and clinical products. This includes operations engaged in the supply, marketing, service and manufacture of scientific, clinical, educational, occupational health and safety products. Other activities include strategic procurement services.

    Fisher provides more than 245,000 products and services to research, health care, industrial, educational and governmental markets in 145 countries. The Company serves scientists engaged in biomedical, biotechnology, pharmaceutical, chemical and other fields of research and development, and is a supplier to clinical laboratories, hospitals, health care alliances, physicians' offices, environmental testing centers, remediation companies, quality-control laboratories and many other customers. Fisher also represents customers as a third-party purchaser and integrator of suppliers of hundreds of thousands of scientific products, maintenance, repair and operating ("MRO") materials and other supplies. The Company's largest supplier represents approximately 11% of 1997 sales.

NOTE 2 -- SUBSEQUENT EVENT -- RECAPITALIZATION AND MERGER

    Pursuant to the Second Amended and Restated Agreement and Plan of Merger amending an Agreement and Plan of Merger dated August 7, 1997 (as amended, the "Merger Agreement") dated as of November 14, 1997, between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, "the Transaction"), which Transaction was consummated on January 21, 1998, approximately 87% of the fully diluted common stock of Fisher was converted into the right to receive $48.25 per share in cash (approximately $955.0 million in the aggregate) pursuant to an election process that provided stockholders the right to elect for each share of Fisher Common Stock held, subject to proration, either $48.25 in cash or to retain one share of stock in the recapitalized company. Pursuant to the Merger Agreement, vesting of all outstanding options accelerated.

    The Transaction has been accounted for as a recapitalization which will have no impact on the historical basis of assets and liabilities. The unaudited pro forma balance sheet reflects the following adjustments related to the Transaction as if it occurred on December 31, 1997: (i) excess cash at closing,
(ii) $150.0 million of proceeds and the corresponding decrease in accounts receivable pursuant to a securitization of accounts receivable (see Note 13),
(iii) capitalization of transaction-related deferred financing fees in other assets, (iv) an accrual for loss on sale of accounts receivable and income tax accrual adjustments to accrued and other current liabilities primarily related to the tax benefits applicable to the exercise of employee stock options on the date of the Transaction, (v) additional long-term debt of $694.2 million net of repayment of debt outstanding of $112.0 million (see Note 13), (vi) adjustments to other liabilities related to obligations to employees for Fisher shares held in trust and compensatory options granted to certain executives and (vii) stockholders' equity adjustments reflecting the repurchase of common stock and conversion of options to cash of $955.0 million, the equity contribution by FSI of $303.0 million, fees and expenses related to the Transaction of $33.8 and other adjustments associated with (ii) through (vi) above. The unaudited pro forma balance sheet data for December 31, 1997 does not purport to indicate balance sheet data as of any future date.

    Subsequent to the Transaction, on March 9, 1998 the Company's Board of Directors declared a five-for-one stock split on the Company's common stock. Four additional shares will be issued for each share of common stock held by shareholders of record as of the close of business on March 19, 1998. New shares will be distributed on April 1, 1998.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION -- The financial statements contain the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions are eliminated.

    USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to their current presentation.

    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS -- Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of acquisition. Similar investments with original maturities beyond three months are considered short-term marketable securities.

    INVENTORIES -- Inventories are valued at the lower of cost or market, cost being determined principally by the last-in, first-out ("LIFO") method for inventories of Fisher Scientific Company L.L.C., and by the first-in, first-out ("FIFO") method for all other subsidiaries.

    OTHER CURRENT ASSETS -- Other current assets primarily consist of deferred income taxes of $43.7 million and $41.6 million at December 31, 1997 and 1996, respectively.

    PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment is recorded at cost and is generally depreciated based upon the following estimated useful lives: buildings and improvements 5 to 33 years, machinery and equipment 3 to 12 years, and office furniture and equipment 3 to 10 years. For financial statement purposes, depreciation is computed principally using the straight-line method. For tax purposes, depreciation is generally computed by accelerated methods based on allowable useful lives.

    GOODWILL -- Goodwill is being amortized for financial statement purposes on a straight-line basis over 25 to 40 years. The amounts presented are net of accumulated amortization of $50.5 million and $44.0 million at December 31, 1997 and 1996, respectively.

    INTANGIBLE ASSETS -- Intangible assets are being amortized on a straight-line basis over their estimated useful lives, ranging up to 20 years, are included in Other Assets and are stated net of accumulated amortization of $12.1 million and $8.6 million at December 31, 1997 and 1996, respectively. During 1997, 1996 and 1995, the Company amortized $3.5 million, $2.9 million, and $2.8 million, respectively, of intangible assets.

    IMPAIRMENT OF LONG-LIVED ASSETS -- Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the anticipated undiscounted operating cash flow generated by those assets are less than the assets' carrying value. During 1997, the Company recorded an impairment loss of $38.3 million. See Note 19.

    REVENUE RECOGNITION -- The Company recognizes revenue from product sales at the time products are shipped.

    INCOME TAXES -- Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using expected rates in effect in the years in which the differences are expected to reverse.

    DEFERRED DEBT ISSUE COSTS -- Deferred debt issue costs of $3.3 million and $4.0 million at December 31, 1997 and 1996, respectively, relate to the Company's 7 1/8% Notes and Credit Facility debt. Deferred debt issue costs are included in Other Assets and are amortized using the effective interest rate method over the term of the related debt. During 1997, 1996 and 1995, the Company amortized $0.7 million, $0.7 million and $2.2 million, respectively, of capitalized debt costs.

    ENVIRONMENTAL accruals are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. These amounts do not include third-party recoveries. See Note 15 for additional information.

    OTHER (INCOME) EXPENSE, NET represents interest income on cash and cash equivalents and other non-operating income and expense items, including income resulting from the Company's inactive insurance subsidiary.

    FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included in a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are reported on the income statement line item "other (income)expense, net," when recognized.

    FINANCIAL INSTRUMENTS -- The Company enters into forward currency contracts to hedge exposure to fluctuations in foreign currency rates. Gains and losses on the Company's forward currency contracts generally offset gains and losses on certain firm commitments of the Company. Gains and losses on these positions are deferred and included in the basis of the transaction when it is completed. At December 31, 1997 the outstanding forward currency contracts all mature within twelve months. Cash flows from forward currency contracts accounted for as hedges are classified in the Statement of Cash Flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

    EARNINGS PER SHARE -- In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share" which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share" with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully-diluted earnings per share pursuant to APB 15. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1997 and has restated all prior periods in its financial statements. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 1997, 1996 and 1995 (in millions):

                                                                          1997       1996       1995
                                                                        ---------  ---------  ---------
BASIC EARNINGS PER SHARE:
Net Income (Loss).....................................................  $   (30.5) $    36.8  $     3.2
Average Shares of Common Stock Outstanding............................       20.3       18.3       16.2
                                                                        ---------  ---------  ---------
Basic Earnings (Loss) Per Share.......................................  $   (1.50) $    2.01  $    0.20
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
DILUTED EARNINGS PER SHARE:
Net Income (Loss).....................................................  $   (30.5) $    36.8  $     3.2
Interest Expense of Convertible Subordinated Notes, Net of Tax........     --            2.1     --
                                                                        ---------  ---------  ---------
                                                                            (30.5)      38.9        3.2
Average Shares of Common Stock Outstanding............................       20.3       18.3       16.2
EFFECTIVE OF DILUTIVE SECURITIES:
  Convertible Subordinated Notes......................................     --            1.7     --
  Common Stock Equivalents............................................     --            0.5     --
                                                                        ---------  ---------  ---------
Total Shares Used in Diluted Earnings Per Share
  Calculation.........................................................       20.3       20.5       16.2
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
Diluted Earnings (Loss) Per Share.....................................  $   (1.50) $    1.90  $    0.20
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    Options to purchase 50,000, 65,000 and 504,000 shares of Common Stock were outstanding as of December 31, 1997, 1996 and 1995, respectively, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price.

    During 1995 the Company had convertible subordinated notes outstanding which were convertible into 3,600,000 shares of Common Stock, but were not included in the computation of diluted earnings per share because they were anti-dilutive. Additionally, during 1997 and 1995 the Company had common stock equivalents of 600,000 and 200,000, respectively, that were excluded from the diluted earnings per share calculation as inclusion would have been anti-dilutive.

    ACCOUNTING PRONOUNCEMENTS -- During 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) which are required to be adopted by Fisher in its fiscal 1998 financial statements. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements and requires companies to disclose comprehensive income as part of the basic financial statements. SFAS No. 131 establishes standards for reporting information on operating segments in financial statements. Fisher is currently reviewing the impact SFAS No. 131 may have on additional disclosure, if any, in its financial statements.

    In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities", which addresses accounting and reporting for environmental remediation liabilities. The implementation of SOP 96-1 during 1997 did not have a material effect on the Company's financial statements.

NOTE 4 -- ACQUISITIONS

    During 1997, the Company made several small acquisitions including the acquisition of two laboratory products distributors; Switzerland (Winiger) and Malaysia (CW Medical). The Company also acquired the remaining 50% interest in its laboratory products distributor joint venture in Korea during 1997. These acquisitions were accounted for as purchases; operations of the companies and businesses acquired have been included in the accompanying financial statements from their respective dates of acquisition. These acquisitions are not material to the Company's financial statements. During 1996, the Company made several small acquisitions, including the acquisition of a transaction-processing software company in the United States, (UniKix Technologies (formerly a division of Bull H.N. Information Systems, Inc.)), and a majority interest in a laboratory products distributor in Mexico. The Company also completed the acquisition of the remaining minority interests in its laboratory product distributor subsidiaries in Germany. These acquisitions were accounted for as purchases and are not material to the Company's financial statements.

    In October 1995, Fisher purchased the principal businesses of the laboratory supplies division of Fisons plc. ("Fisons"), a company organized under the laws of England. The total consideration, after final purchase price adjustments, was $304 million, including $295 million in cash and the assumption of $9 million of certain external debt relating to the acquired businesses. The purchase included the acquisition of all of the issued and outstanding shares of Curtin Matheson Scientific Inc. ("CMS"), a corporation headquartered in Houston, Texas, and the goodwill and substantially all of the net assets of Fisons Scientific Equipment ("FSE"), a division of Fisons, with headquarters in Loughborough, United Kingdom.

    The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisitions of CMS and FSE had occurred at the beginning of the period presented (in millions, except per share amounts).

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                                      1995
                                                                                  ------------
Sales...........................................................................   $  2,046.9
Net income......................................................................          1.1
Earnings per common share:
  Basic.........................................................................   $     0.07
  Diluted.......................................................................         0.07

    The pro forma financial information includes the results of CMS and FSE combined with the Company's historical results (including the 1995 restructuring charge described in Note 19), the effects of the purchase accounting allocations and adjustments to interest expense to reflect borrowings to finance the acquisitions described in Note 13. The pro forma financial information does not purport to present what the Company's results of operations would actually have been had the acquisition of CMS and FSE occurred on the assumed date, nor does it project the Company's results of operations for any future period.

    The Company's balance sheet at December 31, 1996 includes the estimated fair value of assets and liabilities acquired in connection with the acquisitions of CMS and FSE and other smaller companies. The allocation of the purchase price of CMS and FSE included liabilities for estimated costs to terminate acquired leases in order to consolidate logistics facilities and to sever and relocate employees related to acquired logistics, customer service information services and administrative functions, which amounted to approximately 8% of the total consideration, after final purchase price adjustments. During 1997 and 1996, approximately $4 million, and $5 million, respectively, of severance and $1 million and $2 million in 1997 and 1996, respectively, of other exit costs were paid and charged against these liabilities. These actions are expected to be substantially completed by the end of 1999. The goodwill related to the acquisitions of CMS and FSE is being amortized over 40 years.

    The excess of the purchase price over the fair value of all net assets acquired in 1997 and 1996 was approximately $10 million and $32 million (including approximately $18 million related to finalizing the purchase price allocation for the 1995 CMS and FSE acquisition), respectively, and is being amortized over 25 to 40 years.

NOTE 5 -- STOCKHOLDERS' EQUITY

    Fisher's authorized capital stock consists of 50,000,000 shares of Common Stock, par value $.01 per share, of which 20,356,764, 20,131,498, and 16,257,349 shares were outstanding at December 31, 1997, 1996, and 1995, respectively, and 15,000,000 shares of Preferred Stock, par value $.01 per share (the "Fisher Preferred Stock"), none of which were outstanding at the above dates. After the Transaction, the Company's authorized capital stock consists of 45,817,625 shares of Common Stock, par value $.01 per share, 4,182,375 shares of non-voting Common Stock, par value $.01 per share and 15,000,000 shares of Preferred Stock, par value $.01 per share, of which 7,197,729 shares of Common Stock and 807,058 shares of non-voting Common Stock shares were outstanding at January 21, 1998. Of the total 8,004,787 shares of Common Stock, 750,901 represents shares owned by employees as a result of the conversion of stock options and 228,857 represents shares retained by management pursuant to the stock election process. In addition, warrants to purchase 516,663 shares of Common Stock at $48.25 per share were issued as part of the Transaction.

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

    On June 9, 1997, the Board of Directors of Fisher declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock ("Common Stock") of the Company. The dividend was payable on June 19, 1997 to stockholders of record on that date. The description of all terms of the Rights are set forth in a Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C. as amended by the First Amendment to the Rights Agreement (the "Rights Agreement"). Until the occurrence of a Distribution Date (as defined in the Rights Agreement), the Rights will be evidenced by the Common Stock certificates and may be transferred only with the Common Stock. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value (the "Preferred Shares"), of the Company at a price of $190 per one one-hundredth of a Preferred Share, subject to adjustment. There are 500,000 authorized shares of Series A Junior Preferred Stock. When issued, each Preferred Share is entitled to an aggregate dividend of 100 times the dividend declared per share of Common Stock. Additionally, in the event of liquidation, the holders of the Preferred Shares will be entitled to an aggregate payment of 100 times the payment made per share of Common Stock. Each Preferred Share will also have 100 votes. In the event of a transaction in which Common Stock is exchanged, each Preferred Share will be entitled to receive 100 times the amount received per share of Common Stock.

    The Rights will expire on June 8, 2007 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

NOTE 6 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash in banks, investments in marketable securities, receivables and debt. In addition, the Company has forward currency contracts that hedge certain firm commitments and balance sheet exposures.

    The carrying amounts for cash and cash equivalents, receivables and short-term debt approximate fair value due to the short-term nature of these instruments. The fair value of marketable securities at December 31, 1997 based on quoted market prices was $3.0 million which approximates the carrying value. The marketable securities portfolio is held-to-maturity and consists principally of U.S. government securities maturing in 2004. The carrying and fair values of long-term debt were $267.8 million and $257.6 million, respectively, at December 31, 1997 and $281.5 million and $280.9 million, respectively, at December 31, 1996. The fair value of the long-term fixed rate debt was estimated based on current quotes from bond traders making a market in the debt instrument. The fair value of debt with variable rates approximates the net carrying value. The Company has off-balance sheet standby letters of credit with a notional amount of $33.7 million with no unrealized gain or loss at December 31, 1997.

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

NOTE 7 -- INCOME TAXES

    The domestic and foreign components of income (loss) before income taxes are as follows (in millions):

                                                                         YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                       1997       1996       1995
                                                                     ---------  ---------  ---------
Domestic...........................................................  $    44.4  $    69.2  $    18.4
Foreign............................................................      (49.5)      (1.6)     (14.1)
                                                                     ---------  ---------  ---------
(Loss) income before income taxes..................................  $    (5.1) $    67.6  $     4.3
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

    The components of the income tax provision (benefit) are as follows (in millions):

                                                                          YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
Current income tax expense:
  Federal...........................................................  $    16.8  $    11.6  $     8.2
  State.............................................................        5.9        5.8        4.2
  Foreign...........................................................        4.0        1.1        1.8
                                                                      ---------  ---------  ---------
    Total current...................................................       26.7       18.5       14.2
                                                                      ---------  ---------  ---------
Deferred income tax expenses (benefit):
  Federal...........................................................       (2.5)      11.8       (4.4)
  State.............................................................       (0.3)       1.1       (2.4)
  Foreign...........................................................        1.5       (0.6)      (6.3)
                                                                      ---------  ---------  ---------
    Total deferred..................................................       (1.3)      12.3      (13.1)
                                                                      ---------  ---------  ---------
Total income tax provision..........................................  $    25.4  $    30.8  $     1.1
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

    The principal items accounting for the differences in taxes on income (loss) computed at the applicable U.S. statutory rate and as recorded are as follows (in millions):

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Taxes computed at statutory rate.....................................  $    (1.8) $    23.7  $     1.5
Foreign taxes over U.S. rate and foreign losses not tax benefitted...       21.4        1.8        1.0
State income taxes (net of federal benefit)..........................        3.6        4.5        1.2
Increase in valuation allowance......................................        2.4     --         --
Utilization of loss carryforwards....................................     --         --           (2.8)
Other................................................................       (0.2)       0.8        0.2
                                                                       ---------  ---------  ---------
Income tax provision.................................................  $    25.4  $    30.8  $     1.1
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    The 1995 income tax provision includes a $2.8 million tax benefit for the utilization of certain domestic net operating loss carryforwards that were previously not considered realizable.

    The tax effects of temporary items that gave rise to significant portions of the deferred tax accounts are as follows (in millions):

                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                                      ------------------------
                                                                                                       1997              1996
                                                                                                      ------            ------
Deferred tax assets:
  Postretirement benefits costs other than pensions.................................................  $ 38.0            $ 34.2
  Environmental accruals............................................................................    13.6              14.1
  Operating loss and tax credit carry forwards......................................................    28.5              20.4
  Goodwill writeoff.................................................................................     8.0              --
  Accrued employee benefits.........................................................................     5.8              12.2
  Restructuring accruals............................................................................     9.4               6.4
  Other items not deductible until paid.............................................................    48.1              43.8
                                                                                                      ------            ------
  Gross deferred tax assets.........................................................................   151.4             131.1
  Less valuation allowance..........................................................................   (31.4)            (11.8)
                                                                                                      ------            ------
                                                                                                      $120.0            $119.3
                                                                                                      ------            ------
                                                                                                      ------            ------
Deferred tax liabilities:
  Goodwill..........................................................................................  $ 15.8            $ 21.1
  Property, plant and equipment.....................................................................    11.5               7.1
  Other.............................................................................................    11.9               8.3
                                                                                                      ------            ------
                                                                                                      $ 39.2            $ 36.5
                                                                                                      ------            ------
                                                                                                      ------            ------

    The deferred tax asset includes the benefit of net operating loss carryforwards subject to appropriate valuation allowances. The Company evaluates the tax benefits of operating loss carryforwards on an ongoing basis taking into consideration such factors as the future reversals of existing taxable temporary differences, projected future operating results, the available carryforward period and other circumstances. At December 31, 1997, the Company had accumulated foreign net operating loss carryforwards for tax purposes of approximately $73 million. These net operating losses expire as follows (in millions):

1998.................................................................  $     2.0
1999.................................................................        2.4
2000.................................................................        1.2
2001.................................................................        1.1
2002.................................................................        3.6
No Expiration........................................................       62.7
                                                                       ---------
                                                                       $    73.0
                                                                       ---------
                                                                       ---------

    Statement of Financial Accounting Standards No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The increase in the valuation allowance in 1997 is due to increases in foreign net operating losses and the goodwill write-offs for which tax benefits are not expected to be realized. At December 31, 1997 and 1996, $2.3 million and $3.1 million, respectively, relates to deferred tax assets applicable to net operating loss carryforwards of acquired companies (subsequent recognition of tax benefits, if any, will result in a reduction of goodwill).

    At December 31, 1997, the Company had not recognized a deferred tax liability on approximately $18 million of undistributed earnings of foreign subsidiaries as these earnings are considered to be permanently reinvested. These earnings could become subject to additional tax if they were remitted as dividends or if the Company should sell its stock in the subsidiaries. The amount of additional tax on these earnings has not been determined.

    See Note 18 for a description of the Tax Sharing Agreement entered into by the Company.

NOTE 8 -- RECEIVABLES

    The following is a summary of receivables at December 31 (in millions):

                                                                               1997       1996
                                                                             ---------  ---------
Trade and other receivables................................................  $   320.9  $   337.4
Allowance for doubtful accounts............................................      (23.8)     (20.8)
                                                                             ---------  ---------
                                                                             $   297.1  $   316.6
                                                                             ---------  ---------
                                                                             ---------  ---------

    Provisions for doubtful accounts were $5.5 million, $4.4 million and $3.0 million and write-offs were $3.6 million, $1.6 million and $1.7 million for the years ending December 31, 1997, 1996 and 1995, respectively. Allowances of companies acquired at their acquisition date were $1.1 million and $4.7 million in 1997 and 1996, respectively.

NOTE 9 -- INVENTORIES

    The following is a summary of inventories by major category at December 31 (in millions):

                                                                               1997       1996
                                                                             ---------  ---------
Raw materials..............................................................  $    17.5  $    11.2
Work in process............................................................        3.2        3.0
Finished products..........................................................      203.1      241.8
                                                                             ---------  ---------
                                                                             $   223.8  $   256.0
                                                                             ---------  ---------
                                                                             ---------  ---------

    Inventories valued using the LIFO method amounted to $169.6 million at December 31, 1997 and $195.2 million at December 31, 1996, which were below estimated replacement cost by approximately $28.8 million and $26.9 million for the years ended December 31, 1997 and 1996, respectively.

NOTE 10 -- PROPERTY, PLANT AND EQUIPMENT

    The following is a summary of property, plant and equipment by major class of asset at December 31 (in millions):

                                                                               1997       1996
                                                                             ---------  ---------
Land, buildings and improvements...........................................  $   154.9  $   145.7
Machinery, equipment and other.............................................      159.1      181.8
                                                                             ---------  ---------
                                                                                 314.0      327.5
Accumulated depreciation...................................................      (90.4)    (118.0)
                                                                             ---------  ---------
                                                                             $   223.6  $   209.5
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 11 -- OTHER ASSETS

    The following is a summary of other assets at December 31 (in millions):

                                                                               1997       1996
                                                                             ---------  ---------

Marketable securities......................................................  $     3.0  $    11.4
Deferred income taxes......................................................       37.1       41.7
Intangible assets..........................................................       23.0       24.0
Other......................................................................       46.0       30.6
                                                                             ---------  ---------
                                                                             $   109.1  $   107.7
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 12 -- ACCRUED AND OTHER CURRENT LIABILITIES

    The following is a summary of accrued and other current liabilities at December 31 (in millions):

                                                                               1997       1996
                                                                             ---------  ---------

Wages and benefits.........................................................  $    29.3  $    36.2
Other......................................................................      106.1      107.7
                                                                             ---------  ---------
                                                                             $   135.4  $   143.9
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 13 -- DEBT

    The following is a summary of debt and other obligations at December 31 (in millions):

                                                                               1997       1996
                                                                             ---------  ---------

Credit Facilities..........................................................  $   100.6  $   116.8
7 1/8% Notes (net of a discount of $1.0 million and $1.1 million in 1997
 and 1996, respectively)...................................................      149.0      148.9
Other......................................................................       37.9       30.4
Less current portion of long-term debt.....................................      (19.7)     (14.6)
                                                                             ---------  ---------
Long-term debt.............................................................  $   267.8  $   281.5
                                                                             ---------  ---------
                                                                             ---------  ---------

    At December 31, 1997, the Company had $100.6 million outstanding under the Credit Facilities, $60.0 million of which is denominated in U.S. dollars and the remainder in British Pounds. Borrowings under the Credit Facilities were repaid on the date of the Transaction. On December 31, 1997, $173.5 million was available under the Credit Facilities as a revolving line of credit and for letters of credit. The Company is required to pay a commitment fee based on certain of the Company's coverage ratios. At December 31, 1997, the rate was 0.2% per annum on the unused portion of the Credit Facilities. All borrowings under the Credit Facilities bore interest, at the Company's option, at either the Bank's Base Rate or at LIBOR plus a margin, based on certain of the Company's coverage ratios. At December 31, 1997, the rate was approximately 6.87%. The Credit Facilities contain certain affirmative and negative covenants including: (i) restrictions on acquisitions, mergers, consolidations and sales of certain assets by the Company, (ii) restrictions on the Company's ability to enter into transactions with affiliates, (iii) restrictions on the Company's ability to incur additional indebtedness and to make certain loans, advances and investments; and (iv) requirements to maintain certain levels of net worth, interest coverage and debt to earnings before interest, taxes, depreciation and amortization. Under the Credit Facilities, the Company was prohibited from paying dividends at December 31, 1997, as certain financial ratios (as defined) were not achieved.

    The Company also has outstanding $150.0 million aggregate principal amount of 7 1/8% Notes due December 15, 2005, which were sold on December 18, 1995 at a price to the public equal to 99.184% of principal bringing the effective interest rate to 7.5%. The estimated fair market value of the 7 1/8% Notes at December 31, 1997, based on quotes from bond traders making a market in the Notes, was approximately $138.8 million.

    In connection with the Transaction, (See Note 2), effective January 21, 1998, Fisher entered into new debt financing arrangements, consisting of $469.2 million of senior bank financing (the "New Credit Facility"), a $150 million receivable securitization facility (the "Receivables Securitization") and $400 million of 9% Senior Subordinated Notes due 2008 (the "9% Notes"). The full proceeds of the 9% Notes, together with a portion of the proceeds of the New Credit Facility were used to finance the conversion into cash of the shares of Fisher Common Stock then outstanding which were not retained by existing stockholders and employees, to refinance $107.8 million of indebtedness of the Company outstanding on the date of the Transaction and to pay related fees and expenses of the Transaction. In addition, the New Credit Facility will be used to provide for the Company's working capital requirements.

    The New Credit Facility consists of (i) a $294.2 million term loan facility (the "Term Facility") consisting of a (a) $125.0 million tranche A term loan ("Tranche A"), (b) $100.0 million tranche B term loan ("Tranche B") and (c) $69.2 million tranche C term loan ("Tranche C"); and (ii) a $175.0 million revolving credit facility (the "Revolving Facility"). Borrowings under the Term Facility bear interest at a rate equal to, at the Company's option, the following: Tranche A, LIBOR plus 2.25% or Prime Rate plus 1.25%; Tranche B, LIBOR plus 2.50% or Prime Rate plus 1.50%; and Tranche C, LIBOR plus 2.75% or Prime Rate plus 1.75%. Borrowings made under the Revolving Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25%, or the Prime Rate plus 1.25%. The Company will also pay to the lenders a commitment fee equal to .50% per annum of the undrawn portion of each lender's commitment from time to time. The LIBOR and Prime Rate margins and the commitment fees are subject to reductions, based on various tests of Fisher's financial performance. The Term Facilities have the following maturity periods from the date of inception: Tranche A--6 years, Tranche B--7 years and Tranche C--7.75 years. The Revolving Facility expires six years from the date of inception.

    The obligations of Fisher and the subsidiary borrowers under the New Credit Facility are secured by substantially all assets of the Company and its material domestic subsidiaries, a pledge of the stock of all domestic subsidiaries, and a pledge of 65% of the stock of material foreign subsidiaries which are direct subsidiaries of the Company or one of its material domestic subsidiaries. Obligations of each foreign subsidiary borrower are secured by a pledge of 100% of the shares of such borrower. The obligations of Fisher and the subsidiary borrowers are further guaranteed by Fisher and each material domestic subsidiary of Fisher.

    The New Credit Facility contains covenants of the Company and the subsidiary borrowers, including, without limitation, restrictions on (i) indebtedness, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations,
(iv) restrictions on the payment of cash dividends to shareholders, and (v) various financial covenants. The financial covenants include requirements to maintain certain levels of interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA and to limit capital expenditures. In addition to the mandatory repayment schedule discussed below, loans under the Term Facility are required to be prepaid with 50% of excess cash flow (as defined in the New Credit Facility and subject to certain limits as specified therein) and certain equity issuances of the Company, and 100% of net-cash proceeds of certain asset sales, certain insurance and condemnation proceeds and certain debt issuances of the Company. The mandatory repayment schedule of the Term Facility, over the next five years and thereafter is as follows: $0.0 million in 1998, $6.0 million in 1999, $17.0 million in 2000, $22.0 million in 2001, $37.0 million in 2002 and $212.2 million in years subsequent to 2002.

    The Receivable Securitization relates to the sale, on a revolving basis, of certain of the Company's accounts receivable to a bankruptcy remote subsidiary of the Company which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount based on a defined calculated percentage of the outstanding accounts receivable balance. The facility has a maturity of five years and the effective interest rate is approximately LIBOR plus 50 basis points.

    The 9% Notes will mature on February 1, 2008 with interest payable semiannually in arrears on February 1 and August 1, of each year commencing August 1, 1998. The 9% Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness and rank PARI PASSU in light of payment with all other existing and future senior subordinated indebtedness of the Company.

    The 9% Notes are redeemable at the option of the Company at any time after February 1, 2003 at an initial redemption price of 104.5%, declining ratably to par on or after February 1, 2006. In addition, on or prior to February 1, 2001, the Company may redeem up to 40% of the original principal amount of the 9% Notes at a redemption price of 109% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption with the net cash proceeds of one or more public equity offerings, provided that at least 60% of the aggregate principal amount of the 9% Notes originally issued remain outstanding immediately after the occurrence of such redemption. Upon a Change of Control Triggering Event (as defined in the Indenture under which the 9% Notes are issued), the Company will be required to make an offer to purchase all outstanding 9% Notes at 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase.

    The Indenture under which the 9% Notes are issued contains covenants that restrict, among other things, (i) the ability of the Company and its subsidiaries to incur additional indebtedness, (ii) pay dividends or make certain other restricted payments, (iii) merge or consolidate with any other person, and (iv) other various covenants which are customary for transactions of this type.

NOTE 14 -- OTHER LIABILITIES

    The following is a summary of other liabilities at December 31 (in millions):

                                                                               1997       1996
                                                                             ---------  ---------

Postretirement benefit costs other than pensions...........................  $    74.7  $    77.1
Insurance..................................................................       11.2       12.5
Environmental..............................................................       32.3       34.7
Other......................................................................       88.5       77.7
                                                                             ---------  ---------
                                                                             $   206.7  $   202.0
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

    The following is a summary of annual future minimum lease and rental commitments under operating leases as of December 31, 1997 (in millions):

1998.................................................................  $    19.3
1999.................................................................       15.0
2000.................................................................       11.2
2001.................................................................        7.9
2002.................................................................        5.7
Thereafter...........................................................       23.0
                                                                       ---------
Net minimum lease payments...........................................  $    82.1
                                                                       ---------
                                                                       ---------

Total rental expense included in the accompanying income statements amounted to $18.7 million in 1997, $16.9 million in 1996, and $10.5 million in 1995.

    There are various lawsuits and claims pending against the Company involving contract, product liability and other issues. In addition, the Company has assumed certain insurance liabilities, including liabilities related to an inactive insurance subsidiary, primarily related to certain historical businesses of its former parent, including those related to workers' compensation, employers', automobile, general and product liability. In view of the Company's financial condition and the accruals established for related matters, based on management's knowledge to date, management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on the Company's financial condition or results of operations.

    The Company is currently involved in various stages of investigation and remediation relative to environmental protection matters. The potential costs related to environmental matters and the possible impact on future operations are difficult to predict given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company's responsibility. Accruals for environmental liabilities are recorded, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon reports prepared by environmental specialists, management's knowledge to date and its experience with the foregoing environmental matters, and include potential costs for investigation, remediation, operation and maintenance of cleanup sites and related capital expenditures. Accrued liabilities for environmental matters were $35.1 million and $37.6 million at December 31, 1997 and 1996, respectively. Although these amounts do not include third-party recoveries, certain sites may be subject to indemnification. The Company has accounted for environmental liabilities in accordance with Accounting Standards Statement of Position 96-1, "Environmental Remediation Liabilities," which addresses accounting and reporting for environmental remediation liabilities. Management believes this accrual is adequate for the environmental liabilities expected to be incurred and, as a result, believes that the ultimate liability incurred with respect to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations. However, future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies or changes in the conduct of Fisher's operations, may give rise to additional compliance costs which could have a material adverse effect on the Company's financial condition or results of operations.

    The Company is dealing with "year 2000" issues at a number of its operating units. Year 2000 issues exist when dates in computer systems are recorded using two digits (rather than four) and are then used for arithmetic operations, comparisons or sorting. A two-digit date recording may recognize a date using "00" as 1900 rather than 2000, which could cause the Company's computer systems to perform inaccurate computations. The Company's year 2000 issues relate not only to its own systems but also to those of its customers and suppliers. It is anticipated that the Company's program to enhance its systems capabilities, which calls for the replacement of many of its present computer systems, including its order entry, purchasing and financial systems, and other year 2000 activities of the Company with respect to systems not being replaced, will resolve the year 2000 issue with respect to the Company's internal systems and that such activities will result in approximately $35 million of aggregate spending in 1998 and 1999. Although management believes its program to address year 2000 issues is adequate, there is no guarantee that the program is in fact adequate or that the systems replacements and modifications will be completed on time. Even if the Company's year 2000 conversion is completed, the failure of the Company's suppliers and customers to address the year 2000 issue could result in disruption or significantly impact the Company.

    At December 31, 1997, the Company had letters of credit outstanding totaling $33.7 million, which primarily represent guarantees with respect to various insurance activities as well as performance letters of credit issued in the normal course of business. Approximately $8.4 million of the insurance related letters of credit relate to the Company's inactive insurance subsidiary and are collateralized by the cash and marketable securities of such subsidiary.

NOTE 16 -- RETIREMENT BENEFITS

  DEFINED BENEFIT PENSION PLANS

    The Company has defined benefit pension plans available to substantially all employees that are either fully paid for by the Company or provide for mandatory employee contributions as a condition of participation. Effective July 1, 1997, the Company amended the U.S. plans to change the current pension benefit formula to reflect that of a cash balance account. Under the new cash balance account, a participating employee's annual postretirement pension benefit is determined by the employee's credited service and average annual earnings during the employee's service with the Company, or predecessors of the Company. The Company's funding policy is to contribute annually the statutorily required minimum amount as actuarially determined.

    The net periodic pension cost (income) of these plans included the following components for the years ended December 31 (in millions):

                                                                          1997       1996       1995
                                                                        ---------  ---------  ---------

Service cost..........................................................  $     6.5  $     6.2  $     2.8
Interest cost on projected benefit obligation.........................       12.3       11.5        9.6
Actual (return) loss on assets........................................      (41.7)     (16.8)     (29.3)
Net amortization and deferral.........................................       24.6        1.8       16.3
                                                                        ---------  ---------  ---------
Net periodic pension cost (income)....................................  $     1.7  $     2.7  $    (0.6)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    During 1996, certain of the Company's defined benefit plans with deficits (plan assets less than the projected benefit obligation) totaling $6.4 million as of December 31, 1995 were merged into a plan with a surplus (plan assets in excess of the projected benefit obligation) of $23.9 million as of December 31, 1995. The funded status at December 31, 1997 and 1996 for all defined benefit plans was as follows (in millions):

                                                          1997 PLANS WITH       1996 PLANS WITH
                                                        --------------------  --------------------
                                                         SURPLUS    DEFICIT    SURPLUS    DEFICIT
                                                        ---------  ---------  ---------  ---------

Actuarial present value of vested benefit
 obligation...........................................  $  (157.2) $    (8.3) $  (127.6) $    (3.9)
                                                        ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------
Accumulated benefit obligation........................     (164.1)      (9.2)    (137.7)      (4.4)
                                                        ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------
Projected benefit obligation..........................     (169.5)     (12.8)    (157.1)      (7.8)
Plan assets at fair value.............................      211.9        1.1      179.6        1.1
                                                        ---------  ---------  ---------  ---------
Plan assets in excess of (less than) projected benefit
 obligation...........................................  $    42.4  $   (11.7) $    22.5  $    (6.7)
                                                        ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------

    Certain changes in the items shown above are not recognized as they occur, but are amortized systematically over subsequent periods. Unrecognized amounts still to be amortized and the amounts included in the balance sheet of the Company at December 31, 1997 and 1996 appear below (in millions):

                                                             1997 PLANS WITH         1996 PLANS WITH
                                                          ----------------------  ----------------------
                                                            SURPLUS     DEFICIT     SURPLUS     DEFICIT
                                                          -----------  ---------  -----------  ---------

Plan assets in excess of (less than) projected benefit
 obligation.............................................   $    42.4   $   (11.7)  $    22.5   $    (6.7)
Unrecognized transition asset...........................        (3.8)       (0.2)       (4.9)       (0.2)
Unrecognized prior service cost.........................       (10.5)        2.1         0.4         0.6
Unrecognized net (gain) loss............................       (21.7)        4.9       (13.2)        2.9
Additional minimum liability............................      --            (3.8)     --          --
                                                               -----   ---------       -----   ---------
Prepaid (accrued) pension cost..........................   $     6.4   $    (8.7)  $     4.8   $    (3.4)
                                                               -----   ---------       -----   ---------
                                                               -----   ---------       -----   ---------

    The Company has established a separate trust intended to cover the 1997 Plan deficit. At December 31, 1997 the assets held by the trust were approximately $8.2 million and are recorded within other assets.

    The development of the net periodic pension cost and the projected benefit obligation was based upon the following assumptions:

                                                                             1997        1996         1995
                                                                           ---------     -----        -----
Discount rate............................................................       7.25%        7.5%         7.5%
Average rate of increase in employee compensation........................        4.5%        4.5%         4.5%
Expected long-term rate of return on assets..............................       9.75%        9.0%         9.0%

    The date used to measure plan assets and liabilities was October 31 in each year. Plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

  DEFINED CONTRIBUTION PLAN

    The Company maintains a defined contribution savings and profit sharing plan (the "Plan"). The Plan allows eligible employees to participate after six months and 500 hours of service. Participants may elect to contribute between 1% and 15% of their annual compensation as defined in the Plan. The Company is obligated to contribute an amount equal to 25% of each employee's basic contribution, as defined, and may, at the discretion of the Company, contribute additional amounts. Through June 30, 1997, certain employees participated in a Company sponsored retirement account in lieu of a defined benefit pension plan. Generally, the Company made a contribution equal to a certain percentage of a participating employee's annual salary into the defined contribution plan. Effective July 1, 1997, the Company amended the Plan for consistency among all Fisher employees. As a result, future contributions to the retirement account were eliminated and the assets of the Curtis Matheson Scientific Savings Incentive Plan were merged into the Plan. For the years ended December 31, 1997, 1996 and 1995 the Company's contributions to the Plan were $3.2 million, $5.0 million and $3.0 million, respectively.

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company, generally at its own discretion, provides a postretirement health care program that is administered by the Company to employees who elect to and are eligible to participate . Fisher funds a portion of the costs of this program on a self-insured and insured-premium basis and, for the years ended December 31, 1997, 1996 and 1995, made premium payments totaling $1.5 million, $1.4 million and $1.1 million, respectively. The funded status of the Company's postretirement programs was as follows (in millions):

                                                                                 1997       1996
                                                                               ---------  ---------
Accumulated postretirement benefit obligation:
  Retirees...................................................................  $    15.2  $    14.5
  Fully eligible active plan participants....................................        8.8        7.7
  Other active plan participants.............................................       10.3        9.6
                                                                               ---------  ---------
                                                                                    34.3       31.8
Plan assets at fair value....................................................     --            0.2
                                                                               ---------  ---------
Accumulated postretirement benefit obligation in excess
  of plan assets.............................................................       34.3       31.6
Prior service benefit........................................................       16.0       18.1
Unrecognized net gain from past experience different from that assumed and
  from assumption changes....................................................       25.4       28.4
                                                                               ---------  ---------
Accrued postretirement benefit costs other than pensions.....................  $    75.7  $    78.1
                                                                               ---------  ---------
                                                                               ---------  ---------

    Net periodic postretirement health care benefit obligation income includes the following components for the years ended December 31 (in millions):

                                                                          1997       1996       1995
                                                                        ---------  ---------  ---------
Service cost attributed to service during the period..................  $     0.8  $     0.7  $     0.9
Interest cost on accumulated postretirement health care benefit
  obligation..........................................................        2.3        2.2        1.9
Net amortization and deferral.........................................       (4.1)      (4.1)      (4.0)
                                                                        ---------  ---------  ---------
Net periodic postretirement health care benefit obligations income....  $    (1.0) $    (1.2) $    (1.2)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    In 1993, the Company amended certain of its existing postretirement health care programs creating an unrecognized prior service benefit. The unrecognized prior service benefit is being amortized over approximately 13 years, providing a $2 million credit to postretirement costs in 1997, 1996 and 1995.

    The weighted average discount rate used in determining the accumulated postretirement health care benefit obligation was 7.25% for December 31, 1997, and 7.5% for both December 31, 1996 and December 31, 1995. An 8.8% annual rate of increase in per capita cost of covered health care benefits was assumed for 1997 which decreases to 7.2% for 2000 and thereafter. Because of limitations on the Company's contributions under the amended health care program, changes in the health care trend rate assumption do not have a significant effect on the amounts reported. To illustrate, a change in the assumed health care cost trend rate by 1 percentage point effective January 1997 would change the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $2.1 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1997 by approximately $0.3 million.

NOTE 17 -- STOCK AND OTHER PLANS

  STOCK PLAN

    At December 31, 1997, Fisher has three stock option plans, the 1991 Stock Plan, as amended, (the "1991 Plan"), the 1995 Operating Unit Stock Plan ("OUSP") and the 1997 Equity-Based Incentive Plan (the "1997 Plan"). Following adoption of the 1997 Plan by the shareholders on May 13, 1997, all of the stock available for award under the 1991 Plan was incorporated into the 1997 Plan and made subject to the terms of the 1997 Plan. Outstanding awards under the 1991 Plan remained subject to the terms of the 1991 Plan. Fisher may grant options for up to 4,604,000 shares of stock under the 1991 Plan and the 1997 Plan and 1,500,000 shares of stock under the OUSP to officers, employees and other individuals who provide services to Fisher. Under these plans, the Company granted options of 3,134,238 shares and 1,262,153 shares, respectively, through December 31, 1997. Outstanding options under these stock plans were granted at 100% of market value on the date of grant. The 1991 Plan, the 1997 Plan and the OUSP options have a ten-year term, vest after three years and expire 90 days after the last day of an employee's employment; 12 months if the employee retires. In 1995, the Compensation Committee granted stock options to executives as part of a new program, the Equity Ownership Program ("EOP"), designed to encourage Fisher executives to make significant, long-term personal investments in Fisher Common Stock. Under the EOP, certain senior corporate executives made commitments in 1995 to purchase approximately 200,000 shares of Fisher Common Stock during 1996, and were granted options on a matching basis in 1995; that is, a specified number of options were awarded for each share the executive committed to purchase during the period. This purchase commitment was fulfilled in 1996. The EOP options were granted at the market price of the Common Stock on the date of the purchase commitments, and vest over a three-year period. Shares purchased by the executives in satisfaction of the purchase commitment must be held for the applicable vesting period covering the related option. The EOP requires full financing by the executive without Company loans or guarantees. In addition, other participants were offered the opportunity to receive options under the EOP upon their purchase of shares of Fisher Common Stock. In light of the considerable changes to the Company's business and organization during 1995, the equity-based components of the Incentive Compensation Plan was terminated; options held by substantially all participants in respect of the performance period covering 1996 were surrendered, and the Compensation Committee will not establish any objectives under the Incentive Compensation Plan in the future. Certain 1995 grants under the EOP and OUSP were conditional upon the cancellation of certain existing non-vested options held by the executive or employee. For purposes of the following tables all such cancellations are presumed to have occurred at December 31, 1995.

    A summary of the status of the Company's stock option plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table:

                                               1997                      1996                      1995
                                     ------------------------  ------------------------  ------------------------
                                                   WEIGHTED                  WEIGHTED                  WEIGHTED
                                                    AVERAGE                   AVERAGE                   AVERAGE
                                       SHARES      EXERCISE      SHARES      EXERCISE      SHARES      EXERCISE
                                        (000)        PRICE        (000)        PRICE        (000)        PRICE
                                     -----------  -----------  -----------  -----------  -----------  -----------
Outstanding at beginning of year...       3,630    $   31.44        3,552    $   28.93        2,473    $   24.72
Granted(1).........................         474        38.98          694        37.48        2,243        32.66
Exercised..........................        (229)       29.00         (405)       19.28         (218)       15.29
Canceled/Expired/Forfeited(2)......        (361)       44.97         (211)       32.44         (946)       29.92
                                          -----                     -----                     -----
Outstanding at end of year.........       3,514    $   32.23        3,630    $   31.44        3,552    $   28.93
                                          -----                     -----                     -----
                                          -----                     -----                     -----
Exercisable at end of year.........       1,835    $   29.90        1,237    $   26.94          938    $   18.82
Weighted average fair value of
  options granted..................                $   11.52                 $    9.87                 $   10.73

------------

(1) 1995 includes 1,084,000 shares granted under the EOP in consideration of participants' commitments to purchase shares of Fisher Common Stock.

(2) 1995 includes options issued under the Incentive Compensation Plan in respect to the performance plan covering 1996 that were surrendered in connection with the termination of such plan.

    Pursuant to the Merger Agreement, the vesting of all options accelerated on the date of the Transaction. Of the 3,514,000 options outstanding at December 31, 1997, approximately 1,344,000 were converted to cash and the remainder were converted to Common Stock. When options were converted the Company recorded compensation expense of approximately $56 million as employees did not exercise the options with cash but rather received cash or shares equal to the product of
(x) the total number of shares of the Company's Common Stock subject to option and (y) the excess of $48.25 over the exercise price per share of the Company's Common Stock subject to such option, subject to any required withholdings of taxes. In connection with the Transaction, the Company adopted the 1998 Equity Incentive Plan ("1998

Plan"), under which up to 10,000,000 (post split) shares of Fisher Common Stock are reserved for issuance. Awards under the 1998 Plan may be made in the form of options (whether incentive or otherwise), stock appreciation rights, restricted stock, dividend equivalents and other stock-based awards. Pursuant to the Transaction, the Company granted options to purchase 2,643,220 shares of Common Stock having a ten-year term and vesting on a pro rata basis over 5 years. The options have an exercise price equal to $48.25, the fair market value of a share of Fisher Common Stock on the date of grant. The Company also granted options to purchase 1,904,000 shares of Common Stock having a ten-year term and vesting nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets and other factors. These options have an exercise price equal to $96.50 per share. In addition, the Company granted to two executives, options to purchase 2,583,300 shares of Common Stock having a ten-year term and vesting nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or unless "put" to the Company by the executive or "called" by the Company in accordance with their terms. The total "put"/"call" right is limited to $10 million (plus interest) and was issued in exchange for a three-year non-compete pursuant to which the executives will agree not to participate in the scientific instrument or clinical research laboratory business in the United States. The Company recorded $10 million of compensation expense related to this "put"/"call" right in January 1998.

  RESTRICTED UNIT PLAN

    Pursuant to the restricted unit plan of Fisher, each non-employee director of the Company received a one-time grant of 5,000 units upon becoming a director of the Company. The units represent the right to receive an equivalent number of shares of Common Stock upon separation from service as a member of the Board of Directors, subject to certain restrictions. The units are subject to certain transfer restrictions for a specified period during which the director has the right to receive dividends. The units vest 25% for each year of service. Unvested units are generally forfeited if the director ceases to be a non-employee director prior to the end of the restricted period. During 1996 and 1991, 5,000 and 20,000 units, respectively, were granted under the restricted unit plan. Pursuant to the Merger Agreement, the vesting of all units accelerated and the units were converted to cash.

  SFAS 123 PRO FORMA DISCLOSURES

    Had compensation cost for options granted subsequent to January 1, 1995 been based upon fair value determined under SFAS No. 123, the Company's 1997, 1996 and 1995 net income (loss) would have been ($35.9) million, $31.7 million and $3.0 million, respectively, with basic earnings (loss) per share of ($1.77), $1.73 and $0.18 and diluted earnings (loss) per share of ($1.77), $1.66 and $0.18. The fair value of each option grant is estimated on the date of grant using a binomial option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995: risk-free interest rates of approximately 6.5%, 6.5% and 5.5% for the 1991 Plan options and 6.3%, 6.0% and 6.0% for the OUSP options; an annual dividend of $0.08 per share; expected lives of 7 years for the 1991 Plan options and 3 years for the OUSP options and expected volatility of 25% for grants in 1995 and 1996, and 30% for grants in 1997. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

NOTE 18 -- TAX SHARING AGREEMENT

    Fisher and its former parent are parties to a Tax Sharing Agreement that provides for (i) the payment of taxes for periods during which Fisher and its former parent were included in the same consolidated, combined or unitary group for federal, state or local income tax purposes, (ii) the allocation of the responsibility for the filing of tax returns, (iii) the cooperation of the parties in realizing certain tax benefits, (iv) the conduct of tax audits and
(v) various related matters. The Company paid approximately $1.4 million pursuant to this agreement in 1995.

NOTE 19 -- RESTRUCTURING AND OTHER CHARGES

    Following the execution of the Merger Agreement during the fourth quarter of 1997 in conjunction with the annual business planning process, the Company evaluated its business strategy for both its domestic and international operations, and, as a result, adopted the 1997 Plan and recorded restructuring and other charges of $51.8 million. The charges include costs associated with the closure of additional logistics and customer-service centers and related asset write-offs in the United States and internationally and the impairment of goodwill and property, plant and equipment related to certain international operations and the impairment of systems-related assets. The restructuring and other charges consist of $38.3 million related to noncash asset impairments, $9.1 million of accruals for employee separation arrangements and $4.4 million of exit costs.

    Asset impairments include $31.5 million of goodwill and $1.3 million of property, plant and equipment related to the Company's international operations. The remaining amounts relate to facilities to be closed under the U.S. restructuring plan and to system-related assets. The charge for employee separation arrangements accrues for the termination and other severance costs associated with the approximately 520 salaried and hourly employees who have been or will be severed as a result of the 1997 Plan. Approximately 20 employees were terminated as of December 31, 1997. The exit costs consist principally of future rent, net of estimated sublease rentals, and other costs related to leased facilities which as a result of the 1997 Plan will be closed prior to the contractual termination date of the leases.

    In the third quarter of 1995, the Company adopted a restructuring plan aimed at improving the efficiency and reducing the costs of its global logistics, customer service and administrative functions (the "1995 Plan"). As a result, the Company recorded a restructuring charge of $34.3 million. The 1995 Plan, which anticipated the integration of the former Fisons businesses, including CMS, with the Company, included the elimination and in some cases relocation of certain administrative functions, reorganization of the research sales force and the consolidation and relocation of certain logistics and customer service systems and locations throughout the world. Implementation of the 1995 Plan is expected to be completed in conjunction with the 1997 Plan. The restructuring charge consisted of $18.2 million related to noncash asset impairments, $12.0 million of employee separation arrangements and $4.1 million of exit costs.

    Asset impairments were recorded primarily for certain owned facilities which were closed and sold in 1996. The net book value of each facility has been adjusted to its estimated fair market value less costs to sell. The charge for employee separation arrangements accrues for the termination and other severance costs associated with the approximately 300 salaried and hourly employees severed as a result of the 1995 Plan, all of which were terminated prior to December 31, 1997. The exit costs were recorded primarily to accrue for future rent, net of estimated sublease rentals, and other costs related to leased facilities that as a result of the 1995 Plan will be closed prior to the contractual termination date of the leases.

    The following table summarizes the recorded accruals and impairments related to the 1997 Plan and 1995 Plan (in millions):

                                                                            EMPLOYEE
                                                                           SEPARATIONS
                                                               ASSET        AND OTHER
                                                            IMPAIRMENTS    EXIT COSTS      TOTAL
                                                           -------------  -------------  ---------
1995 PLAN
Restructuring charge.....................................    $    18.2      $    16.1    $    34.3
Cash payments............................................       --               (1.8)        (1.8)
Noncash items............................................        (18.2)          (0.3)       (18.5)
                                                                ------          -----    ---------
Balance as of December 31, 1995..........................       --               14.0         14.0
Adjustments..............................................          0.8           (0.8)      --
Cash payments............................................       --               (6.5)        (6.5)
Noncash items............................................         (0.8)        --             (0.8)
                                                                ------          -----    ---------
Balance as of December 31, 1996..........................       --                6.7          6.7
Cash payments............................................       --               (1.9)        (1.9)
                                                                ------          -----    ---------
Balance as of December 31, 1997..........................    $  --          $     4.8    $     4.8
                                                                ------          -----    ---------
                                                                ------          -----    ---------
1997 PLAN
Restructuring and other charges..........................    $    38.3      $    13.5    $    51.8
Cash payments............................................       --               (0.2)        (0.2)
Noncash items............................................        (38.3)        --            (38.3)
                                                                ------          -----    ---------
Balance as of December 31, 1997..........................    $  --          $    13.3    $    13.3
                                                                ------          -----    ---------
                                                                ------          -----    ---------

    The 1995 Plan and 1997 Plan also include opening new logistics facilities and relocating certain customer service and administrative functions. In accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue 94-3, "Liability Recognition for Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", certain costs resulting from the relocation of inventories, relocation of employees, hiring and training new employees, and costs resulting from the temporary duplication of certain operations have not been included in the restructuring charge and are recognized as incurred.

    During the third quarter of 1991, Fisher recorded a $20.0 million restructuring charge relating primarily to improving operations of its North American distribution system through consolidation and expansion of certain facilities. This plan is substantially complete and the remaining $2.6 million of accruals will be substantially expended by the end of 1998.

    The Company's restructuring liabilities are evaluated quarterly, taking into consideration restructuring activity to date and the status of the restructuring plans.

NOTE 20 -- GEOGRAPHICAL FINANCIAL INFORMATION

    The Company's operations are conducted in one business segment. Selected geographical financial information for the years ended December 31, 1997, 1996 and 1995 is shown below (in millions):

                                                               1997       1996       1995
                                                             ---------  ---------  ---------
Net Sales
  Domestic.................................................  $ 1,784.7  $ 1,777.0  $ 1,153.4
  Europe...................................................      269.7      265.1      179.5
  Other International......................................      120.9      102.3      102.9
                                                             ---------  ---------  ---------
                                                             $ 2,175.3  $ 2,144.4  $ 1,435.8
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------
Income (loss) from Operations:
  Domestic(1)..............................................  $    70.8  $   100.2  $    34.0
  Europe(1)................................................      (38.3)      (6.2)     (13.6)
  Other International(1)...................................      (11.4)       0.6       (2.2)
                                                             ---------  ---------  ---------
                                                             $    21.1  $    94.6  $    18.2
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------
Identifiable Assets
  Domestic.................................................  $   814.0  $   851.8  $   850.4
  Europe...................................................      230.6      277.4      275.1
  Other International......................................       68.7       65.6       51.2
  Corporate and Other......................................       63.2       67.9       93.8
                                                             ---------  ---------  ---------
                                                             $ 1,176.5  $ 1,262.7  $ 1,270.5
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

------------

(1) Income (loss) from operations includes restructuring and other charges in domestic, Europe and other international operations of $10.4 million, $31.3 million and $10.1 million, respectively, in 1997 and $33.0 million, $1.3 million and $0.0, respectively, in 1995.

    Income from operations is revenue less related costs and direct and allocated expenses. Identifiable corporate and other assets consist principally of cash, marketable securities, and the assets of the Company's inactive insurance subsidiary. Intercompany sales and transfers between segments were not material for the years ended December 31, 1997, 1996 or 1995.

NOTE 21 -- UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The following is a summary of quarterly financial information for 1997 and 1996 (in millions, except per share amounts):

                                                                                         1997
                                                                 -----------------------------------------------------
                                                                   FIRST     SECOND      THIRD     FOURTH      YEAR
                                                                 ---------  ---------  ---------  ---------  ---------
Sales..........................................................  $   526.7  $   542.6  $   554.8  $   551.2  $ 2,175.3
Gross profit...................................................      146.3      148.5      153.0      143.9      591.7
Net income (loss)(a)...........................................       11.0        9.6        3.9      (55.0)     (30.5)
Earnings (loss) per common shares:
  Basic........................................................  $    0.54  $    0.48  $    0.19  $   (2.70) $   (1.50)
  Diluted......................................................       0.53       0.47       0.18      (2.70)     (1.50)

                                                                                         1996
                                                                 -----------------------------------------------------
                                                                   FIRST     SECOND      THIRD     FOURTH      YEAR
                                                                 ---------  ---------  ---------  ---------  ---------
Sales..........................................................  $   516.0  $   532.2  $   541.0  $   555.2  $ 2,144.4
Gross profit...................................................      135.6      142.9      146.4      153.6      578.5
Net income.....................................................        4.5        8.4       11.5       12.4       36.8
Earnings per common shares:
  Basic........................................................  $    0.27  $    0.51  $    0.58  $    0.62  $    2.01
  Diluted......................................................       0.27       0.46       0.56       0.60       1.90

------------

NOTE: Amounts may not add due to rounding.

(a) During the fourth quarter of 1997, Fisher recorded $51.8 million ($47.0 million, net of tax) of restructuring and other charges. See Note 19.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS. The information appearing in Fisher's Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 1998 (the "Proxy Statement") under the caption "Nomination and Election of Directors", page 5, is incorporated herein by reference.

    EXECUTIVE OFFICERS. Information in answer to this Item appears under the caption "Executive Officers of Fisher" in Item 1 of this Annual Report.

    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. The information appearing in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance", page 6, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information appearing in the Proxy Statement under the caption "Compensation of Directors and Executive Officers," pages 7 through 10, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information appearing in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management", pages 3 and 4, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information appearing in the Proxy Statement under the caption "Certain Transactions and Other Matters", pages 13 and 14, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)(1)FINANCIAL STATEMENTS. The Index to Financial Statements of the Company appears at page 26 of this Annual Report.

      (2) SCHEDULES. Financial statement schedules are listed under Item 14(d) in this Annual Report.

      (3) EXHIBITS.  Exhibits 10.4 through 10.14 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

   EXHIBIT
   NUMBER      DESCRIPTION
-------------  ---------

        2.1    --         Second Amended and Restated Agreement and Plan of Merger, as
                          amended, dated as of November 14, 1997 by and between the Company and FSI Merger Corp. (2).

        3.1    --         Certificate of Designations of Series A Junior Participating
                          Preferred Stock, dated June 9, 1997 (3).

        3.2    --         Restated Certificate of Incorporation of the Company. (6)

        3.3    --         Bylaws of the Company. (10)

        4.1    --         Certificate of Designations of Series A Junior Participating
                          Preferred Stock, dated June 9, 1997 (see Exhibit 3.1)

        4.2    --         Rights Agreement dated as of June 9, 1997, between the Company and
                          ChaseMellon Shareholder Services L.L.C. as Rights Agreement, which included the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B. (3)

        4.3    --         First Amendment to Rights Agreement dated as of August 7, 1997 between the Company and ChaseMellon Shareholder Services L.L.C. (4)

        4.4    --         Specimen Certificate of Common Stock, $.01 par value per share, of the Company. (7)

        4.5    --         Restated Certificate of Incorporation of the Company (see Exhibit
                          3.2).

        4.6    --         Bylaws of the Company (see Exhibit 3.3).

        4.7    --         Senior Debt Securities Indenture dated as of December 18, 1995 between the Company and Mellon Bank, N.A., as Trustee (6)

       10.1    --         Amended and Restated Employment Agreement dated January 21, 1998 between the Company and Paul M. Montrone.*

       10.2    --         Amended and Restated Employment Agreement dated January 21, 1998 between the Company and Paul M. Meister.*

       10.3    --         Rights Agreement dated as of June 9, 1997, between the Company and
                          ChaseMellon Shareholder Services L.L.C. as Rights Agreement, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B (see Exhibit 4.2).

       10.4    --         First Amendment to Rights Agreement dated as of August 7, 1997 between the Company and ChaseMellon Shareholder Services L.L.C. (see
                          Exhibit 4.3).

       10.5    --         Second Amended and Restated Agreement and Plan of Merger, dated as of November 14, 1997, as amended, by and between the Company and FSI
                          Merger Corp. (see Exhibit 2.1).

       10.6    --         Credit Agreement among Fisher, Certain Subsidiaries of Fisher,
                          Various Lending Institutions, the Chase Manhattan Bank, as
                          Administration Agent, The Chase Manhattan Bank of Canada, as
                          Administration Agent, Chase Manhattan International Limited, as U.K.
                          Administration Agent, Merrill Lynch Capital Corporation, as
                          Syndication Agent and DLJ Capital Funding, Inc., as Documentation
                          Agent dated as of January 21, 1998. (5)

   EXHIBIT
   NUMBER      DESCRIPTION
-------------  ---------
       10.7    --         Indenture dated as of January 21, 1998 between Fisher and Sate
                          Street Bank and Trust Company, as Trustee relating to the 9% Senior
                          Subordinated Notes due 2008. (5)

       10.8    --         Registration Right Agreement dated as of January 21, 1998 among
                          Fisher and Merrill Lynch, Pierce, Fenner and Smith Incorporated,
                          Chase Securities Inc. and Donaldson, Lafkin and Jenrette Securities
                          Corporation.*

       10.9    --         Restated Environmental Matters Agreement, dated as of February 26,
                          1986, as amended and restated as of July 28, 1989, among
                          Allied-Signal Inc., The Henley Group, Inc., The Wheelabrator Group
                          Inc., New Hampshire Oak, Inc. and Fisher Scientific Group Inc. (7)

       10.10   --         Amended and Restated Credit Agreement dated as of February 12, 1996, amending and restating the Term Loan and Revolving Credit Agreement, dated as of October 16, 1995 among Fisher Scientific International
                          Inc., Certain Commercial Lending Institutions and Toronto Dominion
                          (Texas), Inc. (8)

       10.11   --         Amendment No. 1 dated February 12, 1996 to the Term Loan Agreement dated October 16, 1995 among Fisher Scientific International Inc.,
                          Fisher Scientific U.K. Limited, Certain Commercial Lending
                          Institutions and The Toronto Dominion Bank. (8)

       10.12   --         1991 Stock Plan for Executive Employees of Fisher Scientific
                          International Inc. and its Subsidiaries. (9)

       10.13   --         Fisher Scientific International Inc. Retirement Plan. (10)

       10.14   --         Fisher Scientific International Inc. Savings and Profit Sharing
                          Plan. (10)

       10.15   --         Fisher Scientific International Inc. Incentive Compensation Plan.
                          (8)

       10.16   --         Restricted Unit Plan for Non-Employee Directors of Fisher Scientific
                          International Inc. (10)

       10.17   --         Fisher Scientific International Inc. Deferred Compensation Plan for
                          Non-Employee Directors. (10)

       10.18   --         Retirement Plan for Non-Employee Directors of Fisher Scientific
                          International Inc. (10)

       10.19   --         Fisher Scientific International Inc. Long-Term Incentive Plan. (9)

       10.20   --         1995 Operating Unit Stock Plan. (8)

       10.21   --         Fisher Scientific International Inc. Equity-Based Award Plan.*

       10.22   --         Fisher Scientific International Inc. 1998 Equity and Incentive Plan.
                          (2)

       21.1    --         List of Subsidiaries of the Company.*

       23.1    --         Consent of DELOITTE & TOUCHE LLP.*

       27.1    --         Financial Data Schedule-Fiscal Year Ended 1997.*

       27.2    --         Financial Data Schedule-Quarters 1, 2, 3 of 1997.*

       27.3    --         Financial Data Schedule-Fiscal Year Ended 1996 and Quarters 1, 2, 3
                          of 1996.*

------------

*   Filed herewith

    (1) Included as an Annex to the Company's Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4 (Registration No. 333-92777) filed with the Securities and Exchange Commission on December 19, 1997 and amended on February 28, 1998.

    (2) Included as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-42777) filed with the Securities and Exchange Commission on December 19, 1997 and amended on February 2, 1998 and incorporated herein by reference.

    (3) Included as an exhibit to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 9, 1997 and incorporated herein by reference.

    (4) Included as an exhibit to the Company's current report on Form 8-K dated August 7, 1997 filed with the Securities and Exchange Commission on August 8, 1997 and incorporated herein by reference.

    (5) Included as an exhibit to the Company's current report on Form 8-K (Registration No. 001-10920) dated January 21, 1998 filed with the Securities and Exchange Commission on February 5, 1998 and incorporated herein by reference.

    (6) Included as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 33-99884) filed with the Securities and Exchange Commission on November 30, 1995 and incorporated herein by reference.

    (7) Included in an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-43505) filed with the Securities and Exchange Commission on October 23, 1991 and incorporated herein by reference.

    (8) Included in an exhibit to the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 21, 1996 and incorporated herein by reference.

    (9) Included in an exhibit to the Company's Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 24, 1995 and incorporated herein by reference.

    (10) Included in an exhibit to the Company's Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 24, 1993 and incorporated herein by reference.

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

                                          FISHER SCIENTIFIC INTERNATIONAL INC.

                                          By:        /s/ TODD M. DUCHENE
                                            ------------------------------------

                                                      Todd M. DuChene
                                             VICE PRESIDENT-GENERAL COUNSEL AND
                                                         SECRETARY

Date: March   , 1998

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

                  SIGNATURE                                         TITLE                             DATE
----------------------------------------------  ----------------------------------------------  -----------------

             /s/ PAUL M. MONTRONE               Chairman of the Board, President, Chief          March 19, 1998
------------------------------------             Executive Officer and Director (Principal
               Paul M. Montrone                  Executive Officer)

             /s/ PAUL M. MEISTER                Vice Chairman of the Board, Executive Vice       March 19, 1998
------------------------------------             President, Chief Financial Officer and
               Paul M. Meister                   Director (Principal Financial and Accounting
                                                 Officer)

         /s/ MITCHELL J. BLUTT, M.D.            Director                                         March 19, 1998
------------------------------------
           Mitchell J. Blutt, M.D.

              /s/ ROBERT A. DAY                 Director                                         March 19, 1998
------------------------------------
                Robert A. Day

            /s/ ANTHONY J. DINOVI               Director                                         March 19, 1998
------------------------------------
              Anthony J. DiNovi

            /s/ MICHAEL D. DINGMAN              Director                                         March 19, 1998
------------------------------------
              Michael D. Dingman

             /s/ DAVID V. HARKINS               Director                                         March 19, 1998
------------------------------------
               David V. Harkins

            /s/ SCOTT M. SPERLING               Director                                         March 19, 1998
------------------------------------
              Scott M. Sperling

              /s/ KENT R. WELDON                Director                                         March 19, 1998
------------------------------------
                Kent R. Weldon

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