Form 10-K/A
period 1997-12-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1998-04-20
CIK 880430

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------



                                   FORM 10-K/A



(MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM ---------------------------- TO
           ----------------------------

                        COMMISSION FILE NUMBER 1-10920.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                               02-0451017
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

     LIBERTY LANE, HAMPTON, NH                          03842
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

    The number of shares of Common Stock outstanding as of March 13, 1998 was 7,197,729.

    Documents Incorporated by Reference: Portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1998 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   FISHER SCIENTIFIC INTERNATIONAL, INC.

                               FORM 10-K/A

                             (Amendment No. 1)

                    FOR THE YEAR ENDED DECEMBER 31, 1997

                                  INDEX
                                                                   Page No.
                                                                   --------
Part IV

    Item 14 - Exhibits, Financial Statement Schedules and
                Reports on Form 8-K................................    3

SIGNATURE..........................................................    7

EXHIBITS............................................................    8

The undersigned registrant hereby amends Item 14 of Part IV of its Annual Report on Form 10-K for the period ended December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1)FINANCIAL STATEMENTS. The Index to Financial Statements of the Company appears at page 26 of the Annual Report.

      (2) SCHEDULES. Financial statement schedules are listed under Item 14(d) in the Annual Report.

      (3) EXHIBITS.  Exhibits 10.1, 10.2, 10.12 through 10.22 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to the Annual Report.



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
                          Fisher and Merrill Lynch, Pierce, Fenner and Smith Incorporated,
                          Chase Securities Inc. and Donaldson, Lufkin and Jenrette Securities
                          Corporation. (11)

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

    (11) Included as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-48285) filed with the Securities and Exchange Commission on March 19, 1998.




    (b) REPORTS ON FORM 8-K: The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.

    (c)  EXHIBITS.  The following exhibits are filed with this annual report:


       10.1  --         Amended and Restated Employment Agreement dated
                        January 21, 1998 between the Company and Paul M. Montrone.

       10.2  --         Amended and Restated Employment Agreement dated
                        January 21, 1998 between the Company and Paul M. Meister.

       10.21 --         Fisher Scientific International Inc. Equity-Based
                        Award Plan.
       21.1  --         List of Subsidiaries of the Company.

       23.1  --         Consent of DELOITTE & TOUCHE LLP.

       27.1  --         Financial Data Schedule - Fiscal Year End 1997.

       27.2  --         Financial Data Schedule - Quarters, 1,2,3 of 1997.

       27.3  --         Financial Data Schedule - Fiscal Year Ended 1996 and
                        Quarters 1,2,3 of 1996.



    (d)  FINANCIAL STATEMENT SCHEDULES.

    All financial statement schedules have been omitted since the information required to be submitted has been included in the financial statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: April 17, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------



                                    EXHIBITS
                                       TO
                                   FORM 10-K/A

                               (Amendment No. 1)

                     for the year ended December 31, 1997



                                ---------------

                      FISHER SCIENTIFIC INTERNATIONAL INC.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------