Form 10-Q
period 1998-03-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1998-05-15
CIK 880430

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                 ---------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1998
                                                     --------------

                        Commission file number: 01-10920
                                                --------

                      Fisher Scientific International Inc.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter.)

                    Delaware                        02-0451017
       -----------------------------------      -------------------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)          Identification No.)

                  Liberty Lane
             Hampton, New Hampshire                   03842
       -----------------------------------      -------------------
    (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (603) 926-5911
                                                     --------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X|. No |_|.

The number of shares of Common Stock outstanding at May 13, 1998 was 36,038,645.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX



                                                              Page No.
                                                              --------
   Part I  - Financial Information:

      Item 1 - Financial Statements:

             Introduction to the Financial Statements.......     3

             Income Statements -
             Three Months Ended March 31, 1998 and 1997.....     4

             Balance Sheets -
             March 31, 1998 and December 31, 1997...........     5

             Statements of Cash Flows -
             Three Months Ended March 31, 1998 and 1997.....     6

             Notes to Financial Statements..................     7

      Item 2 - Management's Discussion and Analysis of Results
               of Operations and Financial Condition........    15

   Part II - Other Information:

      Item 2 - Changes in Securities and Use of Proceeds ...     21

      Item 4 - Submission of Matters to a Vote of Security
               Holders......................................     21

      Item 6 - Exhibits and Reports on Form 8-K.............     21

   SIGNATURE ...............................................     23

   EXHIBIT INDEX............................................     25


                      FISHER SCIENTIFIC INTERNATIONAL INC.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    INTRODUCTION TO THE FINANCIAL STATEMENTS

   The condensed financial statements included herein have been prepared by Fisher Scientific International Inc. ("Fisher" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1997 balance sheet is the balance sheet included in the audited financial statements as shown in the Company's 1997 Annual report on Form 10-K. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                            STATEMENTS OF OPERATIONS
                     (in millions, except per share amounts)
                                   (unaudited)

                                                           Three Months Ended
                                                                March 31
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
Sales                                                     $  561.5     $  526.7

Cost of sales                                                408.1        380.4
Selling, general and
 administrative expense                                      128.0        121.5
Transaction-related costs                                     71.0           --
                                                          --------     --------

Income (loss) from operations                                (45.6)        24.8

Interest expense                                              24.9          6.1
Other (income) expense, net                                   (2.4)        (1.6)
                                                          --------     --------

Income (loss) before income taxes                            (68.1)        20.3
Income tax (benefit) provision                               (26.2)         9.3
                                                          --------     --------

Net income (loss)                                         $  (41.9)    $   11.0
                                                          --------     --------
                                                          --------     --------

Earnings (loss) per common share:

Basic                                                     $  (1.05)    $   0.11
                                                          --------     --------
                                                          --------     --------

Diluted                                                   $  (1.05)    $   0.11
                                                          --------     --------
                                                          --------     --------


               See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                                 BALANCE SHEETS
                                  (in millions)

                                                        March 31,  December 31,
                                                           1998        1997
                                                         --------    --------
                                                        (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                             $   35.9    $   18.2
   Receivables, net                                         142.4       297.1
   Inventories                                              218.4       223.8
   Other current assets                                      65.8        53.3
                                                         --------    --------
      Total current assets                                  462.5       592.4

Property, plant and equipment, net                          227.5       223.6
Goodwill                                                    249.3       251.4
Other assets                                                155.9       109.1
                                                         --------    --------
                                                         $1,095.2    $1,176.5
                                                         --------    --------
                                                         --------    --------

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
   Short-term debt                                       $    7.0    $   19.7
   Accounts payable                                         231.7       199.8
   Accrued and other current liabilities                    142.1       135.4
                                                         --------    --------
      Total current liabilities                             380.8       354.9

Long-term debt                                              822.0       267.8
Other liabilities                                           269.9       206.7
                                                         --------    --------
  Total liabilities                                       1,472.7       829.4
                                                         --------    --------

Commitments and Contingencies

Stockholders' (deficit) equity:
   Preferred stock                                             --          --
   Common stock                                               0.4         0.2
   Capital in excess of par value                           312.8       278.9
   Retained (deficit) earnings                             (610.2)       96.7
   Accumulated other comprehensive income                   (24.6)      (22.6)
   Other                                                    (55.9)       (6.1)
                                                         --------    --------
     Total stockholders' (deficit) equity                  (377.5)      347.1
                                                         --------    --------
                                                         $1,095.2    $1,176.5
                                                         --------    --------
                                                         --------    --------

               See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1998       1997
                                                             -------    -------
Cash flows from operating activities:
   Net income (loss)                                         $ (41.9)   $  11.0
   Adjustments to reconcile net income (loss) to
    cash provided (used) by operating activities:
      Transaction-related costs, net of cash expended           70.5         --
      Depreciation and amortization                             13.8       10.6
      Deferred income taxes                                    (15.3)       3.4
      Changes in working capital:
       Receivables, net                                        (15.6)      (3.2)
       Inventories                                               5.4       (4.6)
       Payables, accrued and other current liabilities          37.1      (29.8)
       Other working capital changes                           (12.0)       3.1
      Other assets and liabilities                              (2.1)      (8.3)
                                                             -------    -------
       Cash provided (used) by operating activities             39.9      (17.8)
                                                             -------    -------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                           (0.8)      (2.0)
   Capital expenditures                                        (12.0)     (24.7)
                                                             -------    -------
    Cash used in investing activities                          (12.8)     (26.7)
                                                             -------    -------

Cash flows from financing activities:
   Proceeds from stock options exercised                          --        1.8
   Dividends paid                                                 --       (0.4)
   Common stock repurchased and conversion of
    stock to cash                                             (955.1)        --
   Proceeds from common stock sold to FSI                      303.0         --
   Transaction-related fees and expenses                       (67.5)        --
   Proceeds from accounts receivable securitization            170.0         --
   Proceeds from long-term debt                                694.5       87.3
   Payments of long-term debt                                 (154.3)     (53.4)
                                                             -------    -------
     Cash (used) provided by financing activities               (9.4)      35.3
                                                             -------    -------

Net change in cash and cash equivalents                         17.7       (9.2)
Cash and cash equivalents - beginning of period                 18.2       24.7
                                                             -------    -------
Cash and cash equivalents - end of period                    $  35.9    $  15.5
                                                             -------    -------
                                                             -------    -------

               See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Recapitalization and Merger

   Pursuant to the Second Amended and Restated Agreement and Plan of Merger dated November 14, 1997 (as amended, the "Merger Agreement") between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas
H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, "the Transaction"), which Transaction was consummated on January 21, 1998, approximately 87% of the fully diluted shares of Common Stock of Fisher, $.01 par value ("Common Stock"), were converted into the right to receive $48.25 per share in cash (approximately $955.0 million in the aggregate) pursuant to an election process that provided stockholders the right to elect for each share of Fisher Common Stock held, subject to proration, either $48.25 in cash or to retain one share of stock in the recapitalized company. Pursuant to the Merger Agreement, vesting of all outstanding options accelerated.

   In connection with the Transaction, the Company recorded $71.0 million of expenses consisting primarily of non-cash compensation expense relating to the conversion of employee stock options, the implementation of certain executive employment agreements and the grant of options to certain executives in accordance with the terms of the Transaction (see Note 6).

   On March 9, 1998, Fisher's Board of Directors declared a five-for-one stock split on the Company's Common Stock. As a result of the stock split four additional shares of Common Stock were issued for each share of Common Stock held by the shareholders of record as of the close of business on March 19, 1998. All references in this report to the number of shares and per-share amounts have been restated as appropriate to give effect to the stock split.

Note 2 - Accounting Policies and Pronouncements

   Interest-Rate Swap Agreements - The Company enters into interest-rate swap agreements in order to manage its exposure to interest-rate fluctuations. The Company does not hold or issue financial instruments for trading or speculative purposes. Net-interest differentials to be paid or received are included in interest expense.

   Reclassification - Certain prior year amounts have been reclassified to conform to their current presentation.

   Accounting Pronouncements - During 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and Statement of Financial Accounting

Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements and requires companies to disclose comprehensive income as part of the basic financial statements. SFAS 130 was adopted this quarter. SFAS No. 131 establishes standards for reporting information on operating segments in financial statements. The Company is required to adopt SFAS No. 131 in the fourth quarter of 1998 and is currently reviewing the impact it may have on additional disclosure, if any, in its financial statements.

Note 3 - Inventories

   The following is a summary of inventories by major category (in millions):


                                              March 31,   December 31,
                                                 1998         1997
                                               -------      -------
Raw material                                   $  16.6      $  17.5
Work in process                                    3.4          3.2
Finished products                                198.4        203.1
                                               -------      -------
                                               $ 218.4      $ 223.8
                                               -------      -------
                                               -------      -------

Note 4 - Other Current Assets and Other Assets

   At March 31, 1998, the Company had an $8.7 million tax receivable as a result of the loss reported for the first quarter of 1998 which is included in other current assets. Other assets at March 31, 1998 includes $34.3 million of deferred financing fees relating to costs incurred in conjunction with the new debt facilities entered into during the first quarter of 1998 and a deferred tax asset of $52.2 million.

Note 5 - Debt

   The following is a summary of debt and other obligations (in millions):

                                                       March 31,  December 31,
                                                          1998         1997
                                                       --------     --------
9% Senior Subordinated Notes                           $  400.0     $     --
New Credit Facility                                       254.2           --
Prior Credit Facility                                        --        100.6
7 1/8% Notes (net of a discount
  of $1.0 million at March 31, 1998
  and December 31, 1997)                                  149.0        149.0
Other                                                      25.8         37.9
Less current portion of long-term debt                     (7.0)       (19.7)
                                                       --------     --------
                                                       $  822.0     $  267.8
                                                       --------     --------
                                                       --------     --------

   On January 21, 1998, in connection with the Transaction, Fisher entered into new debt financing arrangements, providing for $469.2 million of senior bank financing (the "New Credit Facility"), a $150 million receivables securitization facility (the "Receivables Securitization") and $400 million of 9% Senior Subordinated Notes due 2008 (the "9% Notes"). The full proceeds of the 9% Notes, together with a portion of the proceeds of the New Credit Facility, were used to finance the conversion into cash of the shares of Fisher Common Stock then outstanding that were not retained by existing stockholders and employees, to refinance $107.8 million of indebtedness outstanding on the date of the Transaction and to pay related fees and expenses of the Transaction. In addition, the New Credit Facility will be used to provide for the Company's working capital requirements and future acquisitions, if any.

   In March, the Company paid down $40.0 million of borrowings under the New Credit Facility funded by $20 million of additional proceeds from the sale of accounts receivable under the receivables securitization facility discussed below and $20 million of cash generated by operations. As of March 31, 1998, the New Credit Facility consisted of (i) a $254.2 million term loan facility (the "Term Facility") consisting of a (a) $108.0 million tranche A term loan ("Tranche A"), (b) $86.4 million tranche B term loan ("Tranche B") and (c) $59.8 million tranche C term loan ("Tranche C"); and (ii) a $175.0 million revolving credit facility (the "Revolving Facility"). Borrowings under the Term Facility bear interest at a rate equal to, at the Company's option, the following: Tranche A, LIBOR plus 2.25% or Prime Rate plus 1.25%; Tranche B, LIBOR plus 2.50% or Prime Rate plus 1.50%; and Tranche C, LIBOR plus 2.75% or Prime Rate plus 1.75%. Borrowings made under the Revolving Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25%, or the Prime Rate plus 1.25%. The Company will also pay to the lenders a commitment fee equal to .50% per annum of the undrawn portion of each lender's commitment from time to time. The LIBOR and Prime Rate margins and the commitment fees are subject to reductions, based on various tests of Fisher's financial performance. The Term Facilities have the following maturity periods from the date of inception: Tranche A - 6 years, Tranche B - 7 years and Tranche C - 7.75 years. The Revolving Facility expires six years from the date of inception. On January 21, 1998, the

Company executed two interest rate swap agreements with a counterparty exchanging its floating-rate obligation on $120 million notional principal amount for a fixed-rate payment obligation of 5.6425% per annum through January 23, 2001 and on $250 million notional principal amount for a fixed- rate payment obligation of 5.7375% per annum through January 23, 2003. In the unlikely event that the counterparty fails to meet the terms of the interest-rate swap agreement, the Company's exposure is limited to the interest-rate differential on the notional amount at each quarterly settlement period over the life of the agreements. The Company does not anticipate non-performance by the counterparty. The fair values of interest-rate swap agreements are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates, the market expectation for future interest rates and the current creditworthiness of the counterparty. The fair value of these interest-rate swap agreements as of March 31, 1998, based upon quoted market prices, was $2.6 million.

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

   The New Credit Facility contains covenants of the Company and the subsidiary borrowers, including, without limitation, restrictions on (i) indebtedness, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations,
(iv) restrictions on the payment of cash dividends to shareholders, and (v) various financial covenants. The financial covenants include requirements to maintain certain levels of interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA and to limit capital expenditures. Loans under the Term Facility are required to be prepaid with 50% of excess cash flow (as defined in the New Credit Facility and subject to certain limits as specified therein) and certain equity issuances of the Company, and 100% of net-cash proceeds of certain asset sales, certain insurance and condemnation proceeds and certain debt issuances of the Company. The mandatory repayment schedule of the Term Facility over the next five years and thereafter is as follows: $0.0 million in 1998, $5.2 million in 1999, $14.7 million in 2000, $19.0 million in 2001, $32.0 million in 2002 and $183.3 million in years subsequent to 2002.

   The Receivables Securitization relates to the sale, on a revolving basis, of the accounts receivable of Fisher Scientific Company, L.L.C. ("FSC") to a bankruptcy remote subsidiary of FSC that entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount based on a defined calculated percentage of the outstanding accounts receivable balance. The facility has a maturity of five years and the effective interest rate is approximately LIBOR plus 50 basis points.

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

   The 9% Notes are redeemable at the option of the Company at any time after February 1, 2003 at an initial redemption price of 104.5%, declining ratably to par on or after February 1, 2006. In addition, on or prior to February 1, 2001, the Company may redeem up to 40% of the original principal amount of the 9% Notes at a redemption price of 109% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption with the net cash proceeds of one or more public equity offerings, provided that at least 60% of the aggregate principal amount of the 9% Notes originally issued remains outstanding immediately after the occurrence of such redemption. Upon a Change of Control Triggering Event (as defined in the Indenture under which the 9% Notes are issued), the Company will be required to make an offer to purchase all outstanding 9% Notes at 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase.

   The Indenture under which the 9% Notes are issued contains covenants that restrict, among other things, (i) the ability of the Company and its subsidiaries to incur additional indebtedness, (ii) pay dividends or make certain other restricted payments, (iii) merge or consolidate with any other person, and (iv) other various covenants that are customary for transactions of this type.

Note 6 - Stockholders' (Deficit) Equity

   The following is a summary of the changes in stockholders' (deficit) equity for the period ended March 31, 1998. Total comprehensive income components included in stockholders' (deficit) equity include any changes in equity during a period that are not the result of transactions with the Company's stockholders.

                                                                                        Accumulated
                                                        Capital in            Shares      Other                    Subtotal -
                                                Common  Excess of   Retained  Held in  Comprehensive            Comprehensive
                                                 Stock  Par Value   Earnings  Trust       Income       Total        Income
                                                 -----  ---------   --------  -----       ------       -----        ------
Balance, January 1,1998                          $ 0.2   $ 278.9    $ 96.7     $ (6.1)    $(22.6)     $ 347.1
Comprehensive income:
 Net loss                                                            (41.9)                             (41.9)     $ (41.9)
 Foreign currency translation adjustments                                                   (2.0)        (2.0)        (2.0)
                                                                                                                    ------
 Subtotal-comprehensive income                                                                                     $ (43.9)
                                                                                                                    ------
Change in market value of common
 shares held in trust                                                           (21.0)                  (21.0)
Five-for-one stock split                           0.3      (0.3)
Transaction-related activity:
 Common stock repurchased and conversion
  of options to cash                              (0.2)   (268.7)   (686.2)                            (955.1)
 Shares deposited in trust                                                      (28.8)                  (28.8)
 Equity contribution by FSI                        0.1     302.9                                        303.0
 Proceeds from stock options                                          55.7                               55.7
 Recapitatization fees and expenses                 --       --      (34.5)        --         --        (34.5)
                                                 -----   -------    ------     ------     ------      -------
Balance, March 31, 1998                          $ 0.4   $ 312.8  $ (610.2)    $(55.9)    $(24.6)    $ (377.5)
                                                 -----   -------    ------     ------     ------      -------

   After the Transaction, the Company's authorized capital stock consists of 45,817,625 shares of Common Stock, par value $.01 per share, 4,182,375 shares of non-voting Common Stock, par value $.01 per share and 15,000,000 shares of Preferred Stock, par value $.01 per share, of which 35,988,645 shares of Common Stock and 4,035,290 shares of non-voting Common Stock shares were outstanding at January 21, 1998 and March 31, 1998. Of the total 40,023,935 shares of Common Stock, 3,754,505 represents shares owned by employees as a result of the conversion of stock options and 1,144,285 represents shares retained by management pursuant to the stock election process. In addition, warrants to purchase 2,583,315 shares of Common Stock at $9.65 per share were issued as part of the Transaction.

   Pursuant to the Merger Agreement, the vesting of all options accelerated on the date of the Transaction. Of the 17,570,000 options outstanding at December 31, 1997, approximately 6,720,000 were converted to cash and the remainder were converted to Fisher Common Stock. When the options were converted, the Company recorded compensation expense of approximately $56 million to reflect the "cashless" conversion of the options into cash or common stock having a value on the date of the Transaction equal to the product of (x) the excess of $9.65 over the exercise price per share of Fisher Common Stock subject to such option and
(y) the total number of shares of Fisher Common Stock subject to option, subject to any required tax withholdings. In connection with the Transaction, the Company adopted the 1998 Equity Incentive Plan ("1998 Plan"), under which up to 10,000,000 shares of Fisher Common Stock are reserved for issuance. Awards under the 1998 Plan may be made in the form of options (whether incentive or otherwise), stock appreciation rights, restricted stock, dividend equivalents and other stock-based awards. Pursuant to the Transaction, the Company granted options to purchase 3,686,000 shares of Fisher Common Stock having a ten-year term and vesting on a pro rata basis over 5 years.

The options have an exercise price equal to $9.65, the fair market value of a share of Fisher Common Stock on the date of grant. The Company also granted options to purchase 1,788,000 shares of Fisher Common Stock having a ten-year term and vesting nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets and other factors. These options have an exercise price equal to $19.30 per share. In addition, the Company granted to certain executives, options to purchase 517,000 shares of Fisher Common Stock having a ten-year term and vesting nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or unless "put" to the Company by the executive or "called" by the Company in accordance with their terms. The total "put" / "call" right is limited to $10 million (plus interest) and was issued in exchange for a three-year non-compete agreement pursuant to which the executives agree not to participate in the scientific-instrument or clinical-research-laboratory business in the United States. The Company recorded $10 million of compensation expense related to this "put" / "call" right in January 1998.

Note 7 - Earnings Per Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 1998 and 1997 (in millions):

                                                          Three Months Ended
                                                                 March 31
                                                         --------------------
                                                            1998         1997
                                                         -------      -------
Basic Earnings Per Share:
Net Income (Loss)                                          (41.9)        11.0
Average Shares of Common Stock Outstanding                  40.0        101.0
                                                         -------      -------
Basic Earnings (Loss) Per Share                          $ (1.05)     $  0.11
                                                         -------      -------
                                                         -------      -------

Diluted Earnings Per Share:
Net Income (Loss)                                          (41.9)        11.0
Average Shares of Common Stock Outstanding                  40.0        101.0
Common Stock Equivalents (a)                                  --          3.0
                                                         -------      -------
Total Shares Used in Diluted Earnings Per Share
 Calculation                                                40.0        104.0
                                                         -------      -------
Diluted Earnings (Loss) Per Share                        $ (1.05)     $  0.11
                                                         -------      -------
                                                         -------      -------

     (a) As of March 31, 1998, the Company had options and warrants outstanding to purchase 6.6 million shares that could potentially dilute basic earnings per share that were excluded from the diluted earnings per share computation as the Company had a net loss for the period.

   Earnings (loss) per share and weighted average common shares outstanding for the three months ended March 31, 1998 are based on the Company's recapitalized structure and reflect the five-for-one stock split declared on March 9, 1998. Earnings (loss) per share for the three months ended March 31, 1997 are based on the Company's capital structure at that time (prior to the recapitalization) and have been restated to reflect the aforementioned stock split.

Note 8 - Related Parties

The Company paid a one-time transaction fee of $20 million and will pay an annual management fee of $1 million to THL. In exchange for the transaction fee, THL and its affiliates provided equity commitments for the Transaction, arranged additional equity financing, arranged the Transaction debt financing and structured and negotiated the Transaction. In return for the annual management fee, THL will provide consulting and management advisory services. Additionally, in connection with the Transaction and the related debt financings, the Company paid its other equity investors (excluding management) one-time fees aggregating approximately $35 million.

One of the Company's equity investors is a financial institution which provides financing to the Company at terms which are considered to be arm's-length.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

   This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those factors discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition - Cautionary Factors Regarding Forward-Looking Statements" contained in the Company's Form 10-K for the year ended December 31, 1997.

Recapitalization and Merger

   Pursuant to the Second Amended and Restated Agreement and Plan of Merger dated November 14, 1997 (as amended, the "Merger Agreement") between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, "the Transaction"), which Transaction was consummated on January 21, 1998, approximately 87% of the fully diluted shares of Common Stock of Fisher, $.01 par value ("Common Stock"), were converted into the right to receive $48.25 per share in cash (approximately $955.0 million in the aggregate) pursuant to an election process that provided stockholders the right to elect for each share of Fisher Common
Stock held, subject to proration, either $48.25 in cash or to retain one share of stock in the recapitalized company. Pursuant to the Merger
Agreement, vesting of all outstanding options accelerated.

   On March 9, 1998, Fisher's Board of Directors declared a five-for-one stock split on the Company's Common Stock. As a result of the stock split four additional shares of Common Stock were issued for each share of Common Stock held by the shareholders of record as of the close of business on March 19, 1998. All references in this report to the number of shares and per share amounts have been restated as appropriate to give effect to the stock split.

Results of Operations

   Sales

   Sales for the three months ended March 31, 1998 increased 6.6% to $561.5 million from $526.7 million for the comparable period in 1997, primarily due to growth in domestic operations.

   Gross Profit

   Fisher's gross profit increased 4.9% to $153.4 million for the first three months of 1998 from $146.3 million for the comparable period in 1997, primarily as a result of increased volume. Gross profit as a percent of sales decreased to 27.3% for the three months ended March 31, 1998 from 27.8% for the same period in 1997. The decrease largely reflects the residual impact of the strike by employees of United Parcel Service ("UPS") who are members of the International Brotherhood of Teamsters (the "UPS Strike"). The Company expects margins to remain at current levels or to improve throughout the remainder of the year.

   Selling, General and Administrative Expense

   Selling, general and administrative expense for the three months ended March 31, 1998 increased 5% to $128.0 million from $121.5 million for the comparable period in 1997 primarily as a result of increased sales volume. Selling, general and administrative expense in both periods includes nonrecurring costs associated with the implementation of the restructuring plan that began in the third quarter of 1995 as well as costs to integrate Curtin Matheson Scientific ("CMS"), acquired in October 1995, into Fisher. Additionally, the three month period ended March 31, 1998 includes nonrecurring costs associated with the implementation of the 1997 Restructuring Plan. Certain costs resulting from the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other one-time and redundant costs, which will be eliminated as the restructuring plans are completed, are recognized as incurred. For the three months ended March 31, 1998, $1.8 million of such costs were included in selling, general and administrative expense compared with $1.9 million for the corresponding period in 1997. Excluding such costs, selling, general and administrative expense as a percentage of sales was 22.5% for the three months ended March 31, 1998 compared with 22.7% for the same period in 1997.

   Operations outside of the United States continue to have significantly higher selling, general and administrative expense as a percentage of sales as compared with that of Fisher's domestic operations. These higher costs are being incurred as part of a plan to develop an integrated worldwide supply capability, the benefit of which has not been fully realized.

   Transaction-Related Costs

   In connection with the Transaction, the Company recorded $71.0 million of expenses consisting primarily of non-cash compensation expense relating to the conversion of employee stock options, the implementation of certain executive severance agreements and the grant of options to certain executives in accordance with the terms of the Transaction.

   Income (loss) from Operations

   Income (loss) from operations decreased to a loss of $45.6 million for the three months ended March 31, 1998, compared with income of $24.8 million for the corresponding period in 1997. Income (loss) from operations, excluding Transaction-related costs and the aforementioned nonrecurring costs, as a percent of sales decreased to 4.8% for the three months ended March 31, 1998, compared with 5.1% for the same period in 1997, due to the factors described above.

   Interest Expense

   Interest expense increased to $24.9 million for the three months ended March 31, 1998 from $6.1 million for the comparable period in 1997. The increase is the result of additional indebtedness resulting from the Transaction as well as $6.9 million of charges related to the consummation of the Transaction including one-time bank commitment fees, the write-off of unamortized financing costs related to long-term debt refinanced and the loss on the sale of accounts receivable (discussed below).

   Income Tax (Benefit) Provision

   As a result of the loss incurred during the first three months of 1998, the Company recorded a tax benefit of $26.2 million compared to a tax provision of $9.3 million for the same period in 1997. The effective income tax rate for the three months ended March 31, 1998 was a 38.5% tax benefit compared with a 45.8% tax charge for the corresponding period in 1997. Excluding the $71.0 million of Transaction-related costs, the effective income tax rate for the three months ended March 31, 1998 was 53.1% versus 45.8% for the corresponding period in 1997. The increase in the effective tax rate is primarily related to the reduction in domestic pretax income due to the additional interest expense incurred as a result of the Transaction and foreign losses for which no benefit is recorded.

   Net Income (loss)

   Net income (loss) for the three months ended March 31, 1998 decreased to a loss of $41.9 million from income of $11.0 million for the comparable period in 1997 as a result of the factors discussed above.

   Liquidity and Capital Resources

   During the three months ended March 31, 1998, the Company's operations generated $39.9 million of cash compared with using $17.8 million for the same period in 1997. This increase in cash provided by operating activities primarily reflects an increase in cash flows from changes in working capital. The increase in cash flows from changes in working capital is due to an increase in cash provided by payables and accruals, partially offset by an increase in cash used by receivables. The payables and accruals change is primarily due to the timing of accounts payable payments and reduced payments of accrued compensation amounts.

   The Company's operating working capital (defined as receivables plus inventories less accounts payable and accrued liabilities) decreased to ($13.0) million at March 31, 1998 from $185.7 million at December 31, 1997. This decrease is due principally to decreases in accounts receivable and inventories and increases in accounts payable and accrued liabilities. The decrease in accounts receivable is primarily the result of the sale of receivables under a receivable securitization discussed below. The increases in accounts payable and accrued liabilities are principally attributable to timing of payments.

   Excluding the effect, if any, of future acquisitions and anticipated temporary inventory duplications as the Company completes the consolidation and relocation of its logistical facilities in North America, the Company's operating working capital requirements are not anticipated to increase throughout the remainder of 1998.

   During the three months ended March 31, 1998, the Company used $12.8 million of cash for investing activities compared with $26.7 million for the same period in 1997. The decrease in cash used for investing activities is primarily due to decreases in capital expenditures. For the three months ended March 31, 1998 and 1997, the Company had capital expenditures of $12.0 million and $24.7 million, respectively. This decrease is primarily due to timing. The Company anticipates its 1998 annual capital expenditures will meet or exceed total 1997 expenditures as it continues its consolidation and relocation of logistics facilities in North America and its project to upgrade global computer systems.

   During the three months ended March 31, 1998, the Company's financing activities used $9.4 million compared with generating $35.3 million for the same period in 1997. This change is primarily due to an increase of $676.3 million in net long-term debt proceeds, including proceeds from the Receivables Securitization (discussed below), in the first quarter of 1998 attributable to the Transaction. In connection with the Transaction, effective January 21, 1998, Fisher entered into new debt financing arrangements, providing for $469.2 million of senior bank financing (the "New Credit Facility"), a $150 million receivables securitization facility (the "Receivables Securitization") and $400 million of 9% Senior Subordinated
Notes due 2008 (the "9% Notes"). The full proceeds of the 9% Notes, together with a portion of the proceeds of the New Credit Facility, were used to finance the conversion into cash of the shares of Fisher Common Stock then outstanding that were not retained by existing stockholders and employees, to refinance $107.8 million of indebtedness of the Company outstanding on the date of the Transaction and to pay related fees and expenses of the Transaction. In addition, the New Credit Facility will be used to provide for the Company's working capital requirements and future acquisitions if any. The interest rates and maturity dates of the New Credit Facility, the Receivables Securitization and the 9% Notes are described in Note 5 to Financial Statements.

   On January 21, 1998, the Company executed two interest rate swap agreements exchanging its floating-rate obligation on $120 million notional principal amount for a fixed-rate payment obligation of 5.6425% per annum through January 23, 2001 and $250 million notional principal amount for a fixed- rate payment obligation of 5.7375% per annum through January 23, 2003. The fair value of these interest-rate swap agreements as of March 31, 1998, based upon quoted market prices, was $2.6 million.

   The New Credit Facility contains covenants of the Company and the subsidiary borrowers, including, without limitation, restrictions on (i) indebtedness, (ii) the sale of assets, (iii) mergers, acquisitions and other business combination,
(iv) restrictions on the payment of cash dividends to shareholders, and (v) various financial covenants. The financial covenants include requirements to maintain certain levels of interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA and limitations on capital expenditures. In addition to the mandatory repayment schedule discussed in Note 5 to Financial Statements, loans under the Term Facility are required to be prepaid with 50% of excess cash flow (as defined in the New Credit Facility and subject to certain limits as specified therein) and certain equity issuances of the Company, and 100% of net-cash proceeds of certain asset sales, certain insurance and condemnation proceeds and certain debt issuances of the Company.

   The Receivable Securitization relates to the sale, on a revolving basis, of certain of FSC's accounts receivable to a bankruptcy remote subsidiary of FSC that entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount based on a defined calculated percentage of the outstanding accounts receivable balance.

   The 9% Notes are redeemable at the option of the Company at any time after February 1, 2003 at an initial redemption price of 104.5%, declining ratably to par on or after February 1, 2006. In addition, on or prior to February 1, 2001, the Company may redeem up to 40% of the original principal amount of the 9% Notes at a redemption price of 109% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption with the net cash proceeds of one or more public equity offerings, provided that at least 60% of the aggregate principal amount of the 9% Notes originally issued remains outstanding immediately after the occurrence of such redemption. Upon a Change of Control Triggering Event (as defined in the Indenture under which the 9% Notes are issued), the Company will be required to make an offer to purchase all outstanding 9% Notes at 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase.

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

                           PART II - OTHER INFORMATION

ITEM 2 -   CHANGES IN SECURITIES AND USE OF PROCEEDS

   On January 21, 1998 and in connection with the Merger, the Company issued and sold pursuant to a private placement exempt from registration under the Securities Act of 1933, warrants (the "Warrants") to purchase up to 2,583,315 shares of Common Stock to (i) Thomas H. Lee Equity Fund III, L.P., certain individuals associated with THL, THL-CCI Limited Partnership, THL Foreign Fund III, L.P., and THL FSI Equity Investors, L.P., (ii) DLJ Merchant Banking Partners II, L.P., DLJ Offshore Partners II, C.V., DLJ Diversified Partners,L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners-A, L.P., UK Investment Plan 1997 Partners, DLJ EAB Partners, L.P., DLJ ESC II, L.P. and DLJ First ESC, L.P., (iii) Chase Equity Associates, L.P. and (iv) Merrill Lynch KECALP L.P. 1997, KECALP Inc., and ML IBK Positions, Inc. The Warrants have an exercise price of $9.65 per share and are exercisable at any time prior to the expiration of the warrants 10 years from the date of grant. No underwriter discounts or commissions were involved in the issuance and sale of the Warrants.

   On January 21, 1998 and in connection with the Merger, the Company issued and sold Pursuant to an offering under Regulation S promulgated under the Securities Act of 1933, $400 million principal amount of 9% senior subordinated notes due February 1, 2008 (the "Notes"). Interest is payable on the Notes semi-annually on August 1 and February 1 of each year commencing August 1, 1998. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Company's credit facility. The discount to the initial purchasers of the Notes was 3 percent.

   On or after five years from the date of issue, the Company may redeem the Notes in whole or in part pursuant to the terms thereof. At any time on or before three years from the date of issue, the Company may redeem up to 40% of the original aggregate principal amount of the Notes at an initial redemption price of 109% of the principal amount thereof, provided that at least 60% of Notes remain outstanding immediately after the occurrence of such redemption. Upon a Change of Control (as defined in the Indenture pursuant to which the Notes were issued (the "Indenture")), the Company will be required to make an offer to purchase all outstanding Notes at 101% of the principal amount thereof plus accrued and unpaid interest ("Change of Control Offer").

   The Company will not be required to make a Change of Control Offer upon a Change of Control if a third party makes the Change of Control Offer in the manner, at the times and otherwise in compliance with the requirements set forth in the Indenture applicable to a Change of Control Offer made by the Company and purchases all Notes validly tendered and not withdrawn under such Change of Control Offer.

   The Indenture restricts, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make certain other restricted payments, incur liens, engage in any sale and leaseback transaction, sell stock of subsidiaries, apply net proceeds from certain asset sales, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company or enter into certain transactions with affiliates.

   In connection with the purchase and sale of the Notes, the Company entered into a Registration Rights Agreement dated as of January 21, 1998 pursuant to which the Company agreed to exchange the Notes for a like principal amount of new notes (the "New Notes") which have been registered under the Securities Act, which exchange was consummated on May 8, 1998.

ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS

           (a) A special meeting of stockholders of the Company was held on January 16, 1998 to consider and vote on the merger of FSI with and into Fisher.

           (b) The results of the voting on the proposal considered at the special meeting of stockholders are as follows:

               1. Approval and adoption of the Merger Agreement.


                                                             Abstaining
                        Votes For       Votes Against         From Vote
                        ---------       -------------        ----------
                        12,426,719         21,409               12,633


ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

           Exhibit 27 - Financial Data Schedule

        (b) Reports on Form 8-K:

            The Company filed the following Current Reports on Form 8-K during the period covered by this report:

            1. Current Report on Form 8-K dated January 21, 1998 reporting Item
               1 - Changes in Control of Registrant, filed with the Securities and Exchange Commission on February 5, 1998.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FISHER SCIENTIFIC INTERNATIONAL INC.


    Date:  May 14, 1998         /S/ PAUL M. MEISTER
           -----------------    -----------------------------
                                PAUL M. MEISTER
                                Vice Chairman of the Board,
                                Executive Vice President -
                                Chief Financial Officer

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                      FISHER SCIENTIFIC INTERNATIONAL INC.


                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                      for the quarter ended March 31, 1998


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX


 EXHIBIT NO.              DESCRIPTION                   PAGE
---------------  -------------------------------      ----------

      27         Financial Data Schedule                 26