Form 10-Q
period 1998-06-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1998-08-14
CIK 880430

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                 ---------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                        Commission file number: 01-10920

                      Fisher Scientific International Inc.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

                Delaware                                    02-0451017
    -------------------------------                    -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)

              Liberty Lane
         Hampton, New Hampshire                                03842
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (603) 926-5911

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X . No _____.

The number of shares of Common Stock outstanding at August 10, 1998 was 40,043,940.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I  - Financial Information:

     Item 1     - Financial Statements:

                Introduction to the Financial Statements.................   3

                Income Statements -
                Three and Six Months Ended June 30, 1998 and 1997........   4

                Balance Sheets -
                June 30, 1998 and December 31, 1997......................   5

                Statements of Cash Flows -
                Six Months Ended June 30, 1998 and 1997..................   6

                Notes to Financial Statements............................   7

     Item 2     - Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.....................  15

Part II - Other Information:

     Item 4     - Submission of Matters to a Vote of Security Holders....  21

     Item 6     - Exhibits and Reports on Form 8-K.......................  22

SIGNATURE................................................................  23

EXHIBIT INDEX   .........................................................  25

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

      The financial information presented herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                            STATEMENTS OF OPERATIONS
                     (in millions, except per share amounts)
                                   (unaudited)



                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                      ------------------   -------------------
                                       1998        1997      1998       1997
                                      ------      ------   --------   --------
Sales                                 $562.3     $542.6    $1,123.8   $1,069.3

Cost of sales                          406.5      394.1       814.6      774.5
Selling, general and
  administrative expense               127.8      127.4       255.8      248.9
Transaction-related costs                 --         --        71.0         --
                                      ------     ------    --------   --------

Income (loss) from operations           28.0       21.1       (17.6)      45.9

Interest expense                        21.6        6.0        46.5       12.1
Other income, net                       (0.7)      (2.8)       (3.1)      (4.4)
                                      ------     ------    --------   --------

Income (loss) before income taxes        7.1       17.9       (61.0)      38.2
Income tax (benefit) provision           4.7        8.3       (21.5)      17.6
                                      ------     ------    --------   --------

Net income (loss)                     $  2.4     $  9.6    $  (39.5)  $   20.6
                                      ======     ======    ========   ========

Earnings (loss) per common share:
Basic                                 $ 0.06     $ 0.10     $ (0.99)  $   0.20
                                      ======     ======     =======   ========
Diluted                               $ 0.06     $ 0.09     $ (0.99)  $   0.20
                                      ======     ======     =======   ========





























              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                                 BALANCE SHEETS
                                  (in millions)



                                                   June 30,    December 31,
                                                     1998         1997
                                                 -----------   ------------
ASSETS                                           (unaudited)
Current assets:
   Cash and cash equivalents                       $   52.5     $   18.2
   Receivables, net                                   118.9        297.1
   Inventories                                        209.6        223.8
   Other current assets                                57.9         53.3
                                                   --------     --------
      Total current assets                            438.9        592.4

Property, plant and equipment, net                    233.4        223.6
Goodwill                                              253.1        251.4
Other assets                                          161.0        109.1
                                                   --------     --------
                                                   $1,086.4     $1,176.5
                                                   ========     ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
   Short-term debt                                 $   14.3     $   19.7
   Accounts payable                                   197.4        199.8
   Accrued and other current liabilities              160.4        135.4
                                                   --------     --------
      Total current liabilities                       372.1        354.9

Long-term debt                                        822.0        267.8
Other liabilities                                     210.0        206.7
                                                   --------     --------
   Total liabilities                                1,404.1        829.4
                                                   --------     --------

Commitments and Contingencies

Stockholders' (deficit) equity:
   Preferred stock                                       --           --
   Common stock                                         0.4          0.2
   Capital in excess of par value                     313.3        278.9
   Retained (deficit) earnings                       (607.8)        96.7
   Accumulated other comprehensive income             (23.6)       (22.6)
   Other                                                 --         (6.1)
                                                   ========     ========
      Total stockholders' (deficit) equity           (317.7)       347.1
                                                   --------     --------
                                                   $1,086.4     $1,176.5
                                                   ========     ========


             See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            1998       1997
                                                          -------    --------
Cash flows from operating activities:
  Net income (loss)                                       $ (39.5)   $ 20.6
  Adjustments to reconcile net income (loss) to
    cash provided (used) by operating activities:
      Transaction-related costs, net of cash expended        70.5        --
      Depreciation and amortization                          27.2      22.3
      Loss (gain) on sale of property, plant and
        equipment and write-off of assets                     0.3      (2.8)
      Deferred income taxes                                 (12.4)      2.5
      Changes in working capital:
        Receivables, net                                     18.0       1.3
        Inventories                                          15.4      11.5
        Payables, accrued and other current liabilities      20.4     (30.0)
        Other working capital changes                       (12.4)      2.5
      Other assets and liabilities                           (8.9)    (20.1)
                                                          -------    ------
        Cash provided by operating activities                78.6       7.8
                                                          -------    ------

Cash flows from investing activities:
  Acquisitions, net of cash acquired                         (6.6)     (8.6)
  Capital expenditures                                      (26.9)    (32.4)
  Other investing activities                                  1.2       1.8
                                                          -------    ------
    Cash used in investing activities                       (32.3)    (39.2)
                                                          -------    ------

Cash flows from financing activities:
  Common stock repurchased and conversion of
    stock to cash                                          (955.1)       --
  Proceeds from common stock sold to FSI                    303.0        --
  Transaction-related fees and expenses                     (67.5)       --
  Proceeds from accounts receivable securitization, net     162.6        --
  Proceeds from long-term debt                              699.7      89.1
  Payments of long-term debt                               (155.2)    (69.3)
  Proceeds from stock options exercised                        --       4.0
  Dividends paid                                               --      (0.8)
  Proceeds from the sale of common stock                      0.5        --
                                                          -------    ------
    Cash (used) provided by financing activities            (12.0)     23.0
                                                          -------    ------

Net change in cash and cash equivalents                      34.3      (8.4)
Cash and cash equivalents - beginning of period              18.2      24.7
                                                          -------    ------
Cash and cash equivalents - end of period                 $  52.5    $ 16.3
                                                          -------    ------


              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - RECAPITALIZATION AND MERGER

      Pursuant to the Second Amended and Restated Agreement and Plan of Merger dated November 14, 1997 (as amended, the "Merger Agreement") between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, "the Transaction"), which Transaction was consummated on January 21, 1998, approximately 87% of the fully diluted shares of common stock of Fisher were converted into the right to receive $9.65 per share in cash (approximately $955.0 million in the aggregate) pursuant to an election process that provided stockholders the right to elect for each share of Fisher common stock held, subject to proration, either $9.65 in cash or to retain one share of common stock, $.01 par value ("Common Stock"), in the recapitalized company. Pursuant to the Merger Agreement, vesting of all outstanding options accelerated.

      In connection with the Transaction, the Company recorded $71.0 million of expenses consisting primarily of non-cash compensation expense relating to the conversion of employee stock options, the implementation of certain executive employment agreements and the grant of options to certain executives in accordance with the terms of the Transaction (see Note 6).

      On March 9, 1998, Fisher's Board of Directors declared a five-for-one stock split on the Company's Common Stock. As a result of the stock split, four additional shares of Common Stock were issued for each share of Common Stock held by the shareholders of record as of the close of business on March 19, 1998. All references in this report to the number of shares and per-share amounts have been restated as appropriate to give effect to the stock split.

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

      Accounting Pronouncements - During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), and Statement of Financial Accounting

Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements and requires companies to disclose comprehensive income as part of the basic financial statements. SFAS No. 130 was adopted during the first quarter of 1998. SFAS No. 131 establishes standards for reporting information on operating segments in financial statements. The Company is required to adopt SFAS No. 131 in the fourth quarter of 1998 and is currently reviewing the impact it may have on additional disclosure, if any, in its financial statements.

      In February 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" (SFAS No. 132). SFAS No. 132 addresses disclosures only and supersedes the disclosure requirements in SFAS No. 87 "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and For Termination Benefits" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company is required to adopt SFAS No. 132 in the fourth quarter of 1998 and is currently reviewing the impact it may have on additional disclosures.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity," which will be effective for the fiscal years beginning January 1, 2000. Management has not yet determined the impact that the adoption of this statement may have on the Company's financial statements.

      During 1998, the Accounting Standards Executive Committee of the AICPA (AcSEC) released Statement of Position 98-1 (SOP 98-1) "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," and Statement of Position 98-5 (SOP 98-5) "Reporting on the Cost of Start-Up Activities." SOP 98-1 requires the capitalization of certain costs related to the development of software for internal use, and SOP 98-5 requires entities to expense, as incurred, costs associated with start-up activities. The Company is required to adopt these new standards in the first quarter of 1999 and does not expect their implementation to have a material effect on the Company's financial statements.

NOTE 3 - INVENTORIES

      The following is a summary of inventories by major category (in millions):


                                  June 30,        December 31,
                                   1998               1997
                                  --------        ------------
           Raw material           $ 17.0            $ 17.5
           Work in process           4.0               3.2
           Finished products       188.6             203.1
                                  ------            ------
           Total                  $209.6            $223.8
                                  ======            ======

NOTE 4 - OTHER ASSETS

      At June 30, 1998, other assets includes $31.5 million of deferred financing fees relating to costs incurred in conjunction with the new debt facilities entered into during the first quarter of 1998, and a deferred tax asset of $58.7 million. The Company's deferred tax asset at December 31, 1997 was $43.7 million.

NOTE 5 - DEBT

      The following is a summary of debt and other obligations (in millions):


                                                 June 30,      December 31,
                                                   1998           1997
                                                 --------      ------------
9% Senior Subordinated Notes                      $400.0         $   --
New Credit Facility                                254.2             --
Prior Credit Facility                                 --          100.6
7 1/8% Notes (net of a discount
   of $1.0 million at June 30, 1998
   and December 31, 1997)                          149.0          149.0
Other                                               33.1           37.9
Less current portion of long-term debt             (14.3)         (19.7)
                                                  ------         ------
Total                                             $822.0         $267.8
                                                  ======         ======

      On January 21, 1998, in connection with the Transaction, Fisher entered into new debt financing arrangements, providing for up to $469.2 million of senior bank financing (the "New Credit Facility"), a $150 million receivables securitization facility (the "Receivables Securitization") and $400 million of 9% Senior Subordinated Notes due 2008 (the "9% Notes"). The proceeds of the 9% Notes, together with a portion of the proceeds of the New Credit Facility, were used to finance the conversion into cash of the common stock then outstanding that were not retained by existing stockholders and employees, to refinance $107.8 million of indebtedness outstanding on the date of the Transaction and to pay related fees and expenses of the Transaction. In addition, the New Credit Facility will be used to provide for the Company's working capital requirements and future acquisitions, if any.

      In March, the Company paid down $40.0 million of borrowings under the New Credit Facility, funded by $20 million of proceeds from the sale of accounts receivable under the Receivables Securitization, increasing that facility limit to $170 million, and $20 million of cash generated by operations. As of June 30, 1998, the New Credit Facility consisted of (i) a $254.2 million term loan facility (the "Term Facility") consisting of a (a) $108.0 million tranche A term loan ("Tranche A"), (b) $86.4 million tranche B term loan ("Tranche B") and (c) $59.8 million tranche C term loan ("Tranche C"); and (ii) a $175.0 million revolving credit facility (the "Revolving Facility"). Borrowings under the Term Facility bear interest at a rate equal to, at the Company's option, the following: Tranche A, LIBOR plus 2.25% or Prime Rate plus 1.25%; Tranche B, LIBOR plus 2.50% or Prime Rate plus 1.50%; and Tranche C, LIBOR plus 2.75% or Prime Rate plus 1.75%. Borrowings made under the Revolving Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25%, or the Prime Rate plus 1.25%. The Company will also pay to the lenders a commitment fee equal to .50% per annum of the undrawn portion of each lender's commitment from time to time. The LIBOR and Prime Rate margins and the commitment fees are subject to reductions, based upon certain changes in the leverage ratio. The Term Facilities have the following maturity periods from the date of inception:
Tranche A - 6 years, Tranche B - 7 years and Tranche C - 7.75 years. The Revolving Facility expires six years from the date of inception. On January 21, 1998, the Company executed two interest-rate swap agreements with a counterparty exchanging its floating-rate obligation on $120 million notional principal amount for a fixed-rate payment obligation of 5.6425% per annum through January 23, 2001 and on $250 million notional principal amount for a fixed- rate payment obligation of 5.7375% per annum through January 23, 2003. In the unlikely event that the counterparty fails to meet the terms of the interest-rate swap agreement, the Company's exposure is limited to the interest-rate differential on the notional amount at each quarterly settlement period over the life of the agreements. The Company does not anticipate non-performance by the counterparty. The fair values of interest-rate swap agreements are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates, the market expectation for future interest rates and the current creditworthiness of the counterparty. The fair value of these interest-rate swap agreements as of June 30, 1998, based upon quoted market prices, was $0.7 million.

      The obligations of Fisher and the subsidiary borrowers under the New Credit Facility are secured by substantially all assets of the Company and its material domestic subsidiaries, a pledge of the stock of all domestic subsidiaries, and a pledge of 65% of the stock of material foreign subsidiaries, which are direct subsidiaries of the Company or one of its material domestic subsidiaries. Obligations of each foreign subsidiary borrower are secured by a pledge of 100% of the shares of such borrower. The obligations of Fisher and the subsidiary borrowers are further guaranteed by Fisher and each material domestic subsidiary of Fisher.

      The New Credit Facility contains covenants of the Company and the subsidiary borrowers, including, without limitation, restrictions on (i) indebtedness, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) minority investments, (v) the payment of cash dividends to shareholders, and (vi) various financial covenants. The financial covenants include requirements to maintain certain levels of interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA and to limit capital expenditures. Loans under the Term Facility are required to be prepaid with 50% of excess cash flow (as defined in the New Credit Facility and subject to certain limits as specified therein) and certain equity issuances of the Company, and 100% of net-cash proceeds of certain asset sales, certain insurance and condemnation proceeds and certain debt issuances of the Company. The mandatory repayment schedule of the Term Facility over the next five years and thereafter is as follows: $0.0 million in 1998, $5.2 million in 1999, $14.7 million in 2000, $19.0 million in 2001, $32.0 million in 2002 and $183.3 million in years subsequent to 2002.

      The Receivables Securitization relates to the sale, on a revolving basis, of certain of the accounts receivable of Fisher Scientific Company, L.L.C., a Delaware limited liability corporation ("FSC"), to a bankruptcy remote subsidiary of FSC that entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount based on a defined calculated percentage of the outstanding accounts receivable balance. The facility has a maturity of five years, and the effective interest rate is approximately LIBOR plus 50 basis points.

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

      The Indenture under which the 9% Notes are issued contains covenants that restrict, among other things, (i) the ability of the Company and its subsidiaries to incur additional indebtedness, (ii) pay dividends or make certain other restricted payments, (iii) merge or consolidate with any other person, (iv) minority investments, and (v) other various covenants that are customary for transactions of this type.

NOTE 6 - STOCKHOLDERS' (DEFICIT) EQUITY

      The following is a summary of the changes in stockholders' (deficit) equity for the period ended June 30, 1998. Total comprehensive income components included in stockholders' (deficit) equity include any changes in equity during a period that are not the result of transactions with the Company's stockholders.


                                                                              Shares               Accumulated
                                                    Capital in    Shares       To Be   Retained      Other              Subtotal-
                                            Common   Excess of    Held in   Distribute Earnings   Comprehensive       Comprehensive
                                            Stock    Par Value     Trust    From Trust (Deficit)    Income     Total     Income
                                            ------  ----------    -------   ---------- --------- ------------- ----- -------------
                                                                                                -
Balance, January 1, 1998                     $0.2    $ 278.9      $  (6.1)     $ --    $  96.7      $(22.6)    $347.1
Comprehensive income:
  Net loss                                     --         --           --        --      (39.5)         --      (39.5)    (39.5)
  Foreign currency translation adjustments     --         --           --        --         --        (1.0)      (1.0)     (1.0)
                                                                                                                         ------
  Subtotal-comprehensive income                --         --           --        --         --          --         --    $(40.5)
Five-for-one stock split                      0.3       (0.3)          --        --         --          --         --    ------
Common stock issued                            --        0.5           --        --         --          --        0.5
Change in market value of common shares
  held in trust                                --         --        (21.0)       --         --          --      (21.0)
Reversal of changes in market value of
  common stock held in trust                   --         --         25.6        --         --          --       25.6
Reclass from other liabilities                 --         --           --      30.3         --          --       30.3
Transaction-related activity:
  Common stock repurchased and conversion
    of options to cash                       (0.2)    (268.7)          --        --     (686.2)         --     (955.1)
  Shares deposited in trust                    --         --        (28.8)       --         --          --      (28.8)
  Equity contribution by FSI                  0.1      302.9           --        --         --          --      303.0
  Proceeds from stock options                  --         --           --        --       55.7          --       55.7
  Recapitalization fees and expenses           --         --           --        --      (34.5)         --      (34.5)
                                             ----    -------       ------     -----    -------      ------    -------
Balance, June 30, 1998                       $0.4    $ 313.3       $(30.3)    $30.3    $(607.8)     $(23.6)   $(317.7)
                                             ====    =======       ======     =====    =======       ======    =======

      Subsequent to June 30, 1998, the Emerging Issues Task Force issued bulletin No. 97-14 ("EITF 97-14"). In order to comply with the guidance set forth in EITF 97-14, the Company reduced other liabilities and stockholders' equity (shares held in trust) by approximately $25.6 million to eliminate the impact of the previous practice of adjusting shares held in trust to market value. Also, the amount representing the cash exercise price for shares placed in the trust (approximately $30.3 million) previously included in other liabilities, was reclassified to shareholders' equity.

     After the Transaction, the Company's authorized capital stock consisted of 50,000,000 shares of Common Stock, par value $.01 per share, and 15,000,000 shares of Preferred Stock, par value $.01 per share, of which 35,988,645 shares of Common Stock and 4,035,290 shares of non-voting Common Stock shares were outstanding at January 21, 1998. As of June 30, 1998, the Company's authorized capital stock consisted of 100,000,000 shares of Common Stock, par value $.01 per share, and 15,000,000 shares of Preferred Stock, par value $.01 per share, of which 36,008,650 shares of Common Stock and 4,035,290 shares of non-voting Common Stock were outstanding. Of the total 40,043,940 shares of Common Stock, 3,724,510 represents shares owned by employees and 1,194,285 represents shares retained by management pursuant to the stock election process. In addition, warrants to purchase 2,583,315 shares of Common Stock at $9.65 per share were issued as part of the Transaction.

      Pursuant to the Merger Agreement, the vesting of all options accelerated on the date of the Transaction. Of the 17,570,000 options outstanding at December 31, 1997, approximately 6,720,000 were converted to cash and the remainder were converted to Fisher Common Stock. When the options were converted, the Company recorded compensation expense of approximately
$56 million to reflect the "cashless" conversion of the options into cash or common stock having a value on the date of the Transaction equal to the product of (x) the excess of $9.65 over the exercise price per share of Fisher Common Stock subject to such option, and (y) the total number of shares of Fisher Common Stock subject to option, subject to any required tax withholdings. In connection with the Transaction, the Company adopted the 1998 Equity Incentive Plan ("1998 Plan"), under which up to 10,000,000 shares of Fisher Common Stock are reserved for issuance. Awards under the 1998 Plan may be made in the form of options (whether incentive or otherwise), stock appreciation rights, restricted stock, dividend equivalents and other stock-based awards. Pursuant to the Transaction, the Company granted options to purchase 3,616,000 shares of Fisher Common Stock having a ten-year term and vesting on a pro rata basis over 5 years.

      The options have an exercise price equal to $9.65, the fair market value of a share of Fisher Common Stock on the date of grant. The Company also granted options to purchase 1,811,000 shares of Fisher Common Stock having a ten-year term and vesting nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets and other factors. These options have an exercise price equal to $19.30 per share. In addition, the Company granted to certain executives, options to purchase 517,000 shares of Fisher Common Stock having a ten-year term and vesting nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets, or unless "put" to the Company by the executive or "called" by the Company in accordance with their terms. The total "put" / "call" right is limited to $10 million (plus interest) and was issued in exchange for a three-year non-compete agreement pursuant to which the executives agree not to participate in the scientific-instrument or clinical-research-laboratory business in the United States. The Company recorded $10 million of compensation expense related to this "put" / "call" right in January 1998.

NOTE 7 - EARNINGS PER SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and six months ended June 30, 1998 and 1997 (in millions):


                                          Three Months Ended  Six Months Ended
                                               June 30,           June 30,
                                          ------------------  ----------------
                                            1998      1997     1998     1997
                                          -------    -------  ------   -------
BASIC EARNINGS PER SHARE:
Net Income (Loss)                          $ 2.4     $  9.6   $(39.5)  $ 20.6
                                           =====     ======   ======    =====
Average Shares of Common Stock Outstanding  40.0      101.3     40.0    101.1
                                           =====     ======   ======    =====
Basic Earnings (Loss) Per Share            $0.06     $ 0.10   $(0.99)   $0.20
                                           =====     ======   ======    =====

DILUTED EARNINGS PER SHARE:
Net Income (Loss)                          $ 2.4     $  9.6   $(39.5)  $ 20.6
                                           =====     ======   ======   ======
Average Shares of Common Stock Outstanding  40.0      101.3     40.0    101.1
Common Stock Equivalents (a)                 1.3        2.4       --      2.8
                                           -----     ------   ------    -----
Total Shares Used in Diluted Earnings Per
  Share Calculation                         41.3      103.7     40.0    103.9
                                           =====     ======   ======   ======
Diluted Earnings (Loss) Per Share          $0.06     $ 0.09   $(0.99)  $ 0.20
                                           =====     ======   ======   ======

(a) For the three and six months ended June 30, 1998, the Company had options and warrants outstanding to purchase 5.3 million and 9.7 million shares, respectively, that could potentially dilute basic earnings per share that were excluded from the diluted earnings per share computation because to do so would have been antidilutive.

      Earnings (loss) per share and weighted average common shares outstanding for the three and six months ended June 30, 1998 are based on the Company's recapitalized structure and reflect the five-for-one stock split declared on March 9, 1998. Earnings (loss) per share for the three and six months ended June 30, 1997 are based on the Company's capital structure at that time (prior to the recapitalization) and have been restated to reflect the aforementioned stock split.

NOTE 8 - RELATED PARTIES

      The Company paid a one-time transaction fee aggregating $20 million and will pay an aggregate annual management fee of $1 million to two affiliates of THL. In exchange for the transaction fee, THL and its affiliates provided equity commitments for the Transaction, arranged additional equity financing, arranged the Transaction debt financing and structured and negotiated the Transaction. In return for the annual management fee, THL, and certain of its affiliates, will provide consulting and management advisory services. Additionally, in connection with the Transaction and the related debt financings, the Company paid its other equity investors (excluding management) one-time fees aggregating approximately $35 million.

      One of the Company's equity investors is a financial institution that provides financing to the Company at terms that are considered to be at arm's-length.

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

RECAPITALIZATION AND MERGER

      Pursuant to the Second Amended and Restated Agreement and Plan of Merger dated November 14, 1997 (as amended, the "Merger Agreement") between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, "the Transaction"), which Transaction was consummated on January 21, 1998, approximately 87% of the fully diluted shares of common stock of Fisher were converted into the right to receive $9.65 per share in cash (approximately $955.0 million in the aggregate) pursuant to an election process that provided stockholders the right to elect for each share of Fisher common stock held, subject to proration, either $9.65 in cash or to retain one share of common stock, $.01 par value ("Common Stock"), in the recapitalized company. Pursuant to the Merger Agreement, vesting of all outstanding options accelerated.

      On March 9, 1998, Fisher's Board of Directors declared a five-for-one stock split on the Company's Common Stock. As a result of the stock split, four additional shares of Common Stock were issued for each share of Common Stock held by the shareholders of record as of the close of business on March 19, 1998. All references in this report to the number of shares and per share amounts have been restated as appropriate to give effect to the stock split.

RESULTS OF OPERATIONS

      SALES

      Sales for the three and six months ended June 30, 1998 increased 3.6% and 5.1% to $562.3 million and $1,123.8 million, respectively, from $542.6 million and $1,069.3 million for the comparable periods in 1997, primarily due to growth in domestic operations.

      GROSS PROFIT

      Fisher's gross profit for the three and six month periods ended June 30, 1998 increased 4.9% and 4.9% to $155.8 million and $309.2 million, respectively, from $148.5 million and $294.8 million for the comparable periods in 1997, primarily as a result of increased volume. Gross profit as a percent of sales increased to 27.7% for the three months ended June 30, 1998, from 27.4% for the same period in 1997 and decreased by 0.1% to 27.5% for the six months ended
June 30, 1998 as compared to the same period in the prior year. The increase in the second quarter of 1998 largely reflects improvements in gross margins of Fisher's domestic operations.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expense for the three and six month periods ended June 30, 1998 increased 0.3% and 2.8% to $127.8 million and $255.8 million, respectively, from $127.4 million and $248.9 million for the comparable periods in 1997, primarily as a result of increased sales volume. Selling, general and administrative expense in both periods includes nonrecurring costs associated with the implementation of the restructuring plan that began in the third quarter of 1995 as well as costs to integrate Curtin Matheson Scientific ("CMS"), acquired in October 1995, into Fisher. Additionally, the periods ended June 30, 1998 include nonrecurring costs associated with the implementation of the 1997 Restructuring Plan. Certain costs resulting from the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other one-time and redundant costs, which will be eliminated as the restructuring plans are completed, are recognized as incurred. For the three and six month periods ended June 30, 1998, $2.3 million and $4.1 million of such costs were included in selling, general and administrative expense, compared with $6.4 million and $8.3 million for the corresponding periods in 1997. Excluding such costs, selling, general and administrative expense as a percentage of sales was 22.3% and 22.4% for the three and six months ended June 30, 1998 compared with 22.3% and 22.5% for the same periods in 1997.

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

      INCOME (LOSS) FROM OPERATIONS

      Income from operations for the three months ended June 30, 1998 increased to $28.0 million from $21.1 million for the corresponding period in 1997. Income
(loss) from operations decreased to a loss of $17.6 million for the six months ended June 30, 1998, compared with income of $45.9 million for the corresponding period in 1997. Income (loss) from operations, excluding Transaction-related costs and the aforementioned nonrecurring costs, as a percent of sales was 5.1% for the six months ended June 30, 1998 and June 30, 1997.

      INTEREST EXPENSE

      Interest expense increased to $21.6 million and $46.5 million for the three and six month periods ended June 30, 1998 from $6.0 million and $12.1 million for the comparable periods in 1997. The increase is the result of additional indebtedness resulting from the Transaction as well as $6.9 million of charges, incurred during the first quarter of 1998, related to the consummation of the Transaction, including one-time bank commitment fees, the write-off of unamortized financing costs related to long-term debt refinanced and the loss on the sale of accounts receivable (discussed below).

      INCOME TAX (BENEFIT) PROVISION

      The income tax provision for the three months ended June 30, 1998 was $4.7 million compared to $8.3 million for the corresponding period in 1997. The effective tax rate for the six months ended June 30, 1998 was a 35.2% tax benefit compared with a 46.1% tax charge for the corresponding period in 1997. Excluding the $71.0 million of Transaction-related costs, the effective income tax rate for the six months ended June 30, 1998 was 57.2%. The increase in the effective tax rate from the prior year is primarily related to the reduction in domestic pretax income due to the additional interest expense incurred as a result of the Transaction and foreign losses for which no tax benefit is recorded.

      NET INCOME (LOSS)

      Net income (loss) for the three and six months ended June 30, 1998 decreased to income of $2.4 million and a loss of $39.5 million, respectively, from income of $9.6 million and $20.6 million for the comparable periods in 1997, as a result of the factors discussed above.

      LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended June 30, 1998, the Company's operations generated $78.6 million of cash compared with $7.8 million for the same period in 1997. This increase in cash provided by operating activities primarily reflects an increase in cash flows from changes in working capital, accounts receivable and inventories. The increase in cash flows from changes in working capital is due primarily to an increase in cash provided by payables and accruals as well as accounts receivable. The payables and accruals change is primarily due to the timing of accounts payable payments and reduced payments of accrued compensation amounts. The increase in cash flow from changes in accounts receivable is due to overall improvements in collections of outstanding receivables.

      The Company's operating working capital (defined as receivables plus inventories less accounts payable and accrued liabilities) decreased to ($29.3) million at June 30, 1998 from $185.7 million at December 31, 1997. This decrease is due principally to decreases in accounts receivable and inventories and an increase in accrued liabilities. The decrease in accounts receivable is primarily the result of the sale of receivables under a receivables securitization, discussed below, coupled with improved collections of outstanding receivables. Inventory decreased principally due to the ongoing consolidation of logistical facilities. The increase in accrued liabilities is principally attributable to accrued interest associated with the new debt resulting from the Transaction.

      Excluding the effect, if any, of future acquisitions and anticipated temporary inventory duplications as the Company completes the consolidation and relocation of its logistical facilities in North America, the Company's operating working capital requirements are not anticipated to increase throughout the remainder of 1998. In August 1998, the Company executed an agreement to acquire a manufacturing business for approximately $55 million, subject to adjustment based on a post-closing audit of the business and applicable regulatory approvals. The Company anticipates consummating the transaction in the third quarter of 1998. The transaction will be funded primarily by excess cash and borrowings under existing credit facilities.

      During the six months ended June 30, 1998, the Company used $32.3 million of cash for investing activities compared with $39.2 million for the same period in 1997. The decrease in cash used for investing activities is primarily due to decreases in capital expenditures. For the six months ended June 30, 1998 and 1997, the Company had capital expenditures of $26.9 million and $32.4 million, respectively. This decrease is primarily due to timing. The Company anticipates its 1998 annual capital expenditures will meet or exceed total 1997 expenditures as it continues its consolidation and relocation of logistics facilities in North America and its project to upgrade global computer systems.

      During the six months ended June 30, 1998, the Company's financing activities used $12.0 million compared with generating $23.0 million for the same period in 1997. This change is primarily due to an increase of $687.3 million in net long-term debt proceeds, including proceeds from the Receivables Securitization (discussed below), attributable to the Transaction. In connection with the Transaction, effective January 21, 1998, Fisher entered into new debt financing arrangements, providing for $469.2 million of senior bank financing (the "New Credit Facility"), a $150 million receivables securitization facility (the "Receivables Securitization") and $400 million of 9% Senior Subordinated Notes due 2008 (the "9% Notes"). The full proceeds of the 9% Notes, together with a portion of the proceeds of the New Credit Facility, were used to finance the conversion into cash of the shares of Fisher Common Stock then outstanding that were not retained by existing stockholders and employees, to refinance
$107.8 million of indebtedness of the Company outstanding on the date of the Transaction and to pay related fees and expenses of the Transaction. In addition, the New Credit Facility will be used to provide for the Company's working capital requirements and future acquisitions, if any. The interest rates and maturity dates of the New Credit Facility, the Receivables Securitization and the 9% Notes are described in Note 5 to Financial Statements.

      On January 21, 1998, the Company executed two interest rate swap agreements exchanging its floating-rate obligation on $120 million notional principal amount for a fixed-rate payment obligation of 5.6425% per annum through January 23, 2001 and $250 million notional principal amount for a fixed-rate payment obligation of 5.7375% per annum through January 23, 2003. The fair value of these interest-rate swap agreements as of June 30, 1998, based upon quoted market prices, was $0.7 million.

      The New Credit Facility contains covenants of the Company and the subsidiary borrowers, including, without limitation, restrictions on (i) indebtedness, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) minority investments, (v) the payment of cash dividends to shareholders, and (vi) various financial covenants. The financial covenants include requirements to maintain certain levels of interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA and limitations on capital expenditures. In addition to the mandatory repayment schedule discussed in Note 5 to Financial Statements, loans under the Term Facility are required to be prepaid with 50% of excess cash flow (as defined in the New Credit Facility and subject to certain limits as specified therein) and certain equity issuances of the Company, and 100% of net-cash proceeds of certain asset sales, certain insurance and condemnation proceeds and certain debt issuances of the Company.

      The Receivables Securitization relates to the sale, on a revolving basis, of certain of the accounts receivables of Fisher Scientific Company L.L.C., a Delaware limited liability corporation ("FSC"), to a bankruptcy remote subsidiary of FSC that entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable, up to a maximum amount based on a defined calculated percentage of the outstanding accounts receivable balance.

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

      The Indenture under which the 9% Notes are issued contains covenants that restrict, among other things, (i) the ability of the Company and its subsidiaries to incur additional indebtedness, (ii) pay dividends or make certain other restricted payments, (iii) merge or consolidate with any other person, (iv) minority investments, and (v) other various covenants which are customary for transactions of this type.

      Fisher expects that cash flows from operations, together with cash and cash equivalents on hand and funds available under existing credit facilities, will be sufficient to meet ongoing operating and capital expenditure requirements.

      DEPENDENCE ON INFORMATION SYSTEMS; SYSTEMS CONVERSION; YEAR 2000 ISSUE

      The Company's business is dependent in large part on its information systems. These systems play an integral role in: tracking product offerings (including pricing and availability); processing and shipping more than 20,000 items per day; warehouse operations; purchasing from more than 3,000 vendors; inventory management; financial reporting; and other operational functions.

      The Company is dealing with "year 2000" issues. Year 2000 issues exist when dates in computer systems are recorded using two digits (rather than four) and are then used for arithmetic operations, comparisons or sorting. A two-digit date recording may recognize a date using "00" as 1900 rather 2000, which could cause the Company's computer systems to perform inaccurate computations. The Company's year 2000 issues relate not only to its own systems but also to those of its customers and suppliers.

      Following an assessment of the Company's year 2000 issues, the Company is determined to implement a project pursuant to which many of its present computer systems, including certain of its financial systems would be replaced and other systems would be remediated. Although the Company's remediation efforts will focus in particular on those systems which are not intended to be replaced prior to the year 2000, the Company believes that its remediation effort should also be extensive enough to provide a contingency plan in the event that all or a portion of the planned system replacement did not take place. Although that project has begun, and is scheduled to be completed within the next eighteen months, there is no guarantee that the project will actually be implemented, that the project or a significant portion of the project will be implemented prior to the year 2000, or that the project will be implemented successfully. Aggregate spending for remediation and replacement of certain computer systems is expected to approximate $25 million over the remainder of 1998 and 1999.

      Although the Company believes that its present remediation and replacement programs will adequately address the year 2000 issues with respect to its internal systems, there can be no assurance that the Company's belief is correct or that its present assessment is in fact accurate. There can be no assurance that the remediation and replacement programs will be completed prior to the year 2000. In addition, there can be no assurance that the Company's vendors, suppliers and the myriad of other financial, transportation, utility and other service providers will successfully resolve their own year 2000 issues in a manner which avoids significant impact to the Company. The Company has received written assurances from many of its providers acknowledging the year 2000 issues and stating a present intention to be compliant. The Company has not received assurances from all its providers and there is no guarantee that any of its providers will actually become compliant in time or that their efforts will be successful. Because of the complexity of the Company's systems, the number of transactions processed and the number of third parties with whom the Company interacts, any failure of the Company or its suppliers, vendors and other service providers to completely overcome the year 2000 issue could result in substantial and material impact on the Company's business, operations and financial results.

      The Company's forecasted costs and timing for completion of its year 2000 programs are based on its best estimates, which in turn are based on numerous assumptions of future events, including the continued availability and cost of necessary personnel and other resources, third party modification plans, and other factors. However, the Company cannot be certain that these estimates will be achieved and actual results could differ materially from these estimates.

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a). The annual meeting of stockholders of the Company was held on May 12, 1998.

         b). At the annual meeting, Robert A. Day, Michael D. Dingman and Kent
             R. Weldon were each elected as directors of the Company for a three-year term expiring in 2001. The terms of Mitchell J. Blutt, Anthony J. NiNovi, David V. Harkins, Paul M. Montrone, Paul M. Meister and Scott M. Sperling as directors of the Company continued after the annual meeting.

         c). The results of the voting on the proposals considered at the annual meeting of stockholders are as follows:

             1. ELECTION OF DIRECTORS

                                                               VOTES
                                            VOTES FOR         WITHHELD
                                           ----------         --------
                Robert A. Day              25,572,151          16,900
                Michael D. Dingman         25,571,586          17,465
                Kent R. Weldon             25,570,911          18,140

             2. PROPOSAL TO APPROVE AMENDMENT TO THE RESTATED CERTIFICATE OF
                INCORPORATION

                The proposal to approve the Amendment to the Restated Certificate of Incorporation of the Company increasing the authorized number of shares of Common Stock that may be issued from 50,000,000 to 100,000,000, was approved, and the voting results were as follows:

                25,476,496 FOR, 94,400 AGAINST and 18,155 ABSTAIN

             3. PROPOSAL TO APPROVE THE COMPANY'S 1998 EQUITY AND INCENTIVE PLAN

                The proposal to approve the 1998 Equity and Incentive Plan of the Company was approved, and voting results were as follows:
                23,443,156, FOR, 336,049 AGAINST, and 25,262 ABSTAIN.

             4. APPOINTMENT OF INDEPENDENT AUDITORS

                The appointment of Deloitte & Touche LLP as independent auditors for the current fiscal year was ratified, and voting results were as follows:

                25,556,746 FOR, 16,555 AGAINST, and 15,750 ABSTAIN.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             Exhibit 3 - Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

             Exhibit 10 - Employment Agreement dated as of March 31, 1998 between the Company and David Della Penta.

             Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K:

             None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FISHER SCIENTIFIC INTERNATIONAL INC.





Date: August 14, 1998                       /s/ PAUL M. MEISTER
                                            ------------------------------------
                                            PAUL M. MEISTER
                                            Vice Chairman of the Board,
                                            Executive Vice President -
                                            Chief Financial Officer
                                            and Director

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------







                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                             ----------------------

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                       for the quarter ended June 30, 1998















--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX



EXHIBIT NO.                        DESCRIPTION
-----------   --------------------------------------------------

     3        Certificate of Amendment of Amended and Restated
              Certificate of Incorporation of the Company

     10 Employment Agreement dated as of March 31, 1998 between the Company and David Della Penta

     27       Financial Data Schedule