Form 10-Q
period 1998-09-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1998-11-10
CIK 880430

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                 ---------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998
                                               ------------------

                        Commission file number: 01-10920
                                                --------

                      Fisher Scientific International Inc.
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter.)


           Delaware                                              02-0451017
----------------------------------------                     -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

             Liberty Lane
         Hampton, New Hampshire                                     03842
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code: (603) 926-5911
                                                    --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

The number of shares of Common Stock outstanding at November 6, 1998 was 40,034,150.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX



                                                                        Page No.
                                                                        --------

Part I  - Financial Information:

   Item 1 - Financial Statements:

            Introduction to the Financial Statements.......................  3

            Statements of Operations -
            Three and Nine Months Ended September 30, 1998 and 1997........  4

            Balance Sheets -
            September 30, 1998 and December 31, 1997.......................  5

            Statements of Cash Flows -
            Nine Months Ended September 30, 1998 and 1997..................  6

            Notes to Financial Statements..................................  7

   Item 2 - Management's Discussion and Analysis of Results of
            Operations and Financial Condition............................. 15

Part II - Other Information:

   Item 6 -  Exhibits and Reports on Form 8-K.............................. 23

SIGNATURE ................................................................. 24

EXHIBIT INDEX ............................................................. 26

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

     The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                            STATEMENTS OF OPERATIONS
                     (in millions, except per share amounts)
                                   (unaudited)


                                                 Three Months Ended     Nine Months Ended
                                                   September 30,          September 30,
                                                 ------------------    --------------------
                                                  1998        1997       1998        1997
                                                 ------      ------    --------    --------

Sales                                            $592.8      $554.8    $1,716.6    $1,624.1

Cost of sales                                     425.6       401.8     1,240.2     1,176.3

Selling, general and administrative expense       130.2       133.7       386.0       382.6

Transaction-related costs                            --          --        71.0          --
                                                 ------      ------    --------    --------

Income from operations                             37.0        19.3        19.4        65.2

Interest expense                                   20.8         5.4        67.3        17.6

Other (income) expense, net                         0.2         4.6        (3.0)        0.1
                                                 ------      ------    --------    --------

Income (loss) before income taxes                  16.0         9.3       (44.9)       47.5

Income tax (benefit) provision                      9.3         5.4       (12.1)       23.0
                                                 ------      ------    --------    --------

Net income (loss)                                $  6.7      $  3.9    $  (32.8)   $   24.5
                                                 ======      ======    ========    ========
Earnings (loss) per common share:

Basic                                            $ 0.17      $  .04    $  (0.82)   $   0.24
                                                 ======      ======    ========    ========

Diluted                                          $ 0.16      $  .04    $  (0.82)   $   0.23
                                                 ======      ======    ========    ========




               See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                                 BALANCE SHEETS
                                  (in millions)


                                                  September 30,  December 31,
                                                      1998          1997
                                                  ------------   -----------
                                                   (unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                      $   22.2     $    18.2
     Receivables, net                                  161.9         297.1
     Inventories                                       214.5         223.8
     Other current assets                               57.7          53.3
                                                    --------      --------
          Total current assets                         456.3         592.4

Property, plant and equipment, net                     242.4         223.6
Goodwill                                               306.4         251.4
Other assets                                           158.4         109.1
                                                    --------      --------
                                                    $1,163.5      $1,176.5
                                                    ========      ========


LIABILITIES AND STOCKHOLERS' (DEFICIT) EQUITY

Current liabilities
     Short-term debt                                $   40.6     $    19.7
     Accounts payable                                  236.3         199.8
     Accrued and other current liabilities             159.8         135.4
                                                    --------      --------
          Total current liabilities                    436.7         354.9

Long-term debt                                         825.0         267.8
Other liabilities                                      210.3         206.7
                                                    --------      --------
     Total liabilities                               1,472.0         829.4
                                                    --------      --------

Commitments and Contingencies

Stockholders' (deficit) equity:
     Preferred stock                                      --            --
     Common stock                                        0.4           0.2
     Capital in excess of par value                    313.3         278.9
     Retained (deficit) earnings                      (601.5)         96.7
     Accumulated other comprehensive income            (20.7)        (22.6)
     Other                                                --          (6.1)
                                                    --------      --------
          Total stockholders' (deficit) equity        (308.5)        347.1
                                                    --------      --------
                                                    $1,163.5     $ 1,176.5
                                                    ========     =========



              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)


                                                                         Nine Months Ended
                                                                            September 30,
                                                                         ------------------
                                                                           1998       1997
                                                                         -------     ------

Cash flows from operating activities:
     Net income (loss)                                                   $ (32.8)    $ 24.5
     Adjustments to reconcile net income (loss) to
          cash provided (used) by operating activities:
               Transaction-related costs, net of cash expended              70.5         --
               Depreciation and amortization                                40.4       34.2
               Deferred income taxes                                       (19.4)       3.6
               Changes in working capital:
                    Receivables, net                                       (25.2)      (4.5)
                    Inventories                                             12.2       13.0
                    Payables, accrued and other current liabilities         53.3      (10.1)
                    Other working capital changes                           (3.6)       1.3
               Other assets and liabilities                                 (6.4)     (21.8)
                                                                         -------     ------
                    Cash provided by operating activities                   89.0       40.2
                                                                         -------     ------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                                    (68.7)      (8.8)
     Capital expenditures                                                  (43.7)     (49.3)
     Proceeds from sale of property, plant and equipment                     1.6       18.4
     Other investing activities                                               --       (5.9)
                                                                         -------     ------
          Cash used in investing activities                               (110.8)     (45.6)
                                                                         -------     ------

Cash flows from financing activities:
     Common stock repurchased and conversion of stock to cash             (955.1)        --
     Proceeds from common stock sold to FSI                                303.0         --
     Transaction-related fees and expenses                                 (66.2)        --
     Proceeds from accounts receivable securitization, net                 168.2         --
     Proceeds from long-term debt                                          736.3       98.3
     Payments of long-term debt                                           (160.9)     (92.0)
     Proceeds from stock options exercised                                    --        5.7
     Dividends paid                                                           --       (1.2)
     Proceeds from the sale of common stock                                  0.5         --
                                                                         -------     ------
          Cash provided by financing activities                             25.8       10.8
                                                                         -------     ------

Net change in cash and cash equivalents                                      4.0        5.4
Cash and cash equivalents - beginning of period                             18.2       24.7
                                                                         -------     ------
Cash and cash equivalents - end of period                                $  22.2     $ 30.1
                                                                         =======     ======




              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - RECAPITALIZATION AND MERGER

     Pursuant to the Second Amended and Restated Agreement and Plan of Merger dated November 14, 1997 (as amended, the "Merger Agreement") between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, "the Transaction"), which Transaction was consummated on January 21, 1998, approximately 87% of the fully diluted shares of common stock of Fisher were converted into the right to receive $9.65 per share in cash (approximately $955 million in the aggregate) pursuant to an election process that provided stockholders the right to elect, subject to proration, for each share of Fisher common stock held, either $9.65 in cash or to retain one share of common stock, $.01 par value ("Common Stock"), in the recapitalized company. Pursuant to the Merger Agreement, vesting of all outstanding options accelerated.

     In connection with the Transaction, the Company recorded $71.0 million of expenses consisting primarily of non-cash compensation expense relating to the conversion of employee stock options, the implementation of certain executive employment agreements and the grant of options to certain executives in accordance with the terms of the Transaction (see Note 7).

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

     During 1998, the Accounting Standards Executive Committee of the AICPA (AcSEC) released Statement of Position 98-1 (SOP 98-1) "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," and Statement of Position 98-5 (SOP 98-5) "Reporting on the Cost of Start-Up Activities." SOP 98-1 requires the capitalization of certain costs related to the development of software for internal use, and SOP 98-5 requires entities to expense, as incurred, costs associated with start-up activities. The Company is essentially complying with these new standards and therefore does not expect their implementation to have a material effect on the Company's financial statements.


NOTE 3 - ACQUISITIONS

     In August of 1998, the Company acquired the net assets of Systems Manufacturing Corporation, a manufacturer of local area network ("LAN") furniture and command bridges ("the acquisition") for $58 million in cash. During the nine months ended September 30, 1998 the Company also made three smaller acquisitions with an aggregate purchase price of approximately $11 million in cash. These included a laboratory products distributor in the United States (Applied Scientific Corporation), a majority interest in a laboratory products distributor in Hong Kong (Union Lab Supplies Limited) and a majority interest in a software and services company (SourceSYS, Inc.) These acquisitions were accounted for as purchases.

     The Company's September 30, 1998 balance sheet includes estimates of fair market value of assets and liabilities acquired in connection with these acquisitions. The excess of the purchase price over the fair value of net assets acquired reflects certain estimates based upon preliminary studies; final allocation of the purchase price will be made after appraisals, valuations and other studies relating to the acquired assets and liabilities are completed. The excess of the purchase price over the estimated fair value of all net assets acquired in these transactions was approximately $62 million. These acquisitions are not material to the Company's financial position or results of operations.

NOTE 4 - INVENTORIES

     The following is a summary of inventories by major category (in millions):

                                         September 30,    December 31,
                                             1998            1997
                                         ------------     -----------

Raw material                                $ 18.3          $ 17.5
Work in process                                4.3             3.2
Finished products                            191.9           203.1
                                            ------          ------
Total                                       $214.5          $223.8
                                            ======          ======




NOTE 5 - OTHER ASSETS

     At September 30, 1998, other assets includes $29.0 million of net deferred financing fees relating to costs incurred in conjunction with the new debt facilities entered into during the first quarter of 1998, and a deferred tax asset of $58.2 million. The Company's deferred tax asset at December 31, 1997 was $37.1 million.


NOTE 6 - DEBT

     The following is a summary of debt and other obligations (in millions):

                                                    September 30,   December 31,
                                                        1998           1997
                                                    ------------    -----------

9% Senior Subordinated Notes                           $400.0         $   --
New Credit Facility                                     279.7             --
Prior Credit Facility                                      --          100.6
7 1/8% Notes (net of a discount
     of $1.0 million at September
     30, 1998 and December 31, 1997)                    149.0          149.0
Other                                                    36.9           37.9
Less current portion of long-term debt                  (40.6)         (19.7)
                                                       ------         ------
Total                                                  $825.0         $267.8
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

     In March, the Company paid down $40.0 million of borrowings under the New Credit

Facility, funded by $20 million of proceeds from the sale of accounts receivable under the Receivables Securitization, increasing that facility limit to $170 million, and $20 million of cash generated by operations. As of September 30, 1998, the New Credit Facility consisted of (i) a $254.7 million term loan facility (the "Term Facility") consisting of a (a) $108.5 million tranche A term loan ("Tranche A"), (b) $86.4 million tranche B term loan ("Tranche B") and (c) $59.8 million tranche C term loan ("Tranche C"); and (ii) a $175.0 million revolving credit facility (the "Revolving Facility") of which $25.0 million is outstanding as of September 30, 1998. Of the $254.7 million outstanding under the Term Facility, $204.9 million is denominated in U.S. dollars, $37.6 million is denominated in British pounds and $12.2 million is denominated in Canadian dollars. Borrowings under the Term Facility bear interest at a rate equal to, at the Company's option, the following: Tranche A, LIBOR plus 2.25% or Prime Rate plus 1.25%; Tranche B, LIBOR plus 2.50% or Prime Rate plus 1.50%; and Tranche C, LIBOR plus 2.75% or Prime Rate plus 1.75%. Borrowings made under the Revolving Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25%, or the Prime Rate plus 1.25%. The Company will also pay to the lenders a commitment fee equal to .50% per annum of the undrawn portion of each lender's commitment from time to time. The LIBOR and Prime Rate margins and the commitment fees are subject to reductions, based upon certain changes in the leverage ratio. The Term Facilities have the following maturity periods from the date of inception: Tranche A - 6 years, Tranche B - 7 years and Tranche C - 7.75 years. The Revolving Facility expires six years from the date of inception. On January 21, 1998, the Company executed two interest- rate swap agreements with a counterparty exchanging its floating-rate obligation on $120 million notional principal amount for a fixed-rate payment obligation of 5.6425% per annum through January 23, 2001 and on $250 million notional principal amount for a fixed- rate payment obligation of 5.7375% per annum through January 23, 2003. In the unlikely event that the counterparty fails to meet the terms of the interest-rate swap agreement, the Company's exposure is limited to the interest-rate differential on the notional amount at each quarterly settlement period over the life of the agreements. The Company does not anticipate non-performance by the counterparty. The fair values of interest-rate swap agreements are the estimated amounts that the Company would receive or (pay) to terminate the agreements at the reporting date, taking into account current interest rates, the market expectation for future interest rates and the current creditworthiness of the counterparty. The fair value of these interest-rate swap agreements as of September 30, 1998, based upon quoted market prices, was ($10.9) million.

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

     The New Credit Facility contains covenants of the Company and the subsidiary borrowers, including, without limitation, restrictions on (i) indebtedness, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) minority investments, (v) the payment of cash dividends to shareholders, and (vi) various financial covenants. The financial covenants include requirements to maintain certain levels of interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA and to limit capital expenditures. The Company is in compliance with all covenants at September 30, 1998. Loans under the Term Facility are required to be prepaid with 50% of excess cash flow (as defined in the New Credit Facility and subject to certain limits as specified therein) and certain equity issuances of the Company, and 100% of net-cash proceeds of certain asset sales, certain insurance and condemnation proceeds and certain debt issuances of the Company. The mandatory repayment schedule of the Term Facility over the next five years and thereafter is as follows: $0.0 million in 1998, $5.2 million in 1999, $14.7 million in 2000, $19.0 million in 2001, $32.0 million in 2002 and $183.8 million in years subsequent to 2002.

     The Receivables Securitization relates to the sale, on a revolving basis, of certain of the accounts receivable of Fisher Scientific Company, L.L.C., a Delaware limited liability corporation ("FSC"), to a bankruptcy remote subsidiary of FSC that entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount based on a defined calculated percentage of the outstanding accounts receivable balance. As of September 30, 1998, the Company sold $168.2 million under the Receivables Securitization. The facility has a maturity of five years, and the effective interest rate is approximately LIBOR plus 50 basis points.

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

NOTE 7 - STOCKHOLDERS' (DEFICIT) EQUITY

     The following is a summary of the changes in stockholders' (deficit) equity for the period ended September 30, 1998. Total comprehensive income components included in stockholders' (deficit) equity include any changes in equity during a period that are not the result of transactions with the Company's stockholders.


                                                                         SHARES                ACCUMULATED
                                                   CAPITAL IN  SHARES     TO BE      RETAINED     OTHER                SUBTOTAL
                                           COMMON   EXCESS OF  HELD IN  DISTRIBUTED  EARNINGS  COMPREHENSIVE         COMPREHENSIVE
                                            STOCK   PAR VALUE   TRUST   FROM TRUST   (DEFICIT)    INCOME      TOTAL     INCOME
                                           ------  ----------  -------  -----------  --------- ------------- ------- -------------

Balance, January 1, 1998                    $ 0.2    $ 278.9    $ (6.1)    $  --     $  96.7       $(22.6)   $ 347.1
Comprehensive income:
     Net loss                                  --         --        --        --       (32.8)          --      (32.8)    $(32.8)
     Foreign currency translation
        adjustments                            --         --        --        --          --          1.9        1.9        1.9
                                                                                                                         ------
     Subtotal-comprehensive income             --         --        --        --          --           --         --     $(30.9)
                                                                                                                         ======
Five-for-one stock split                      0.3       (0.3)       --        --          --           --         --
Common stock issued                            --        0.5        --        --          --           --        0.5
Change in market value of common shares
     held in trust                             --         --     (21.0)       --          --           --      (21.0)
Reversal of changes in market value of
     common stock held in trust                --         --      25.3        --          --           --       25.3
Reclass from other liabilities                 --         --        --      30.3          --           --       30.3

Transaction-related activity:
  Common stock repurchased and conversion
     of options to cash                      (0.2)    (268.7)       --        --      (686.2)          --     (955.1)
  Shares deposited in trust                   --          --     (28.5)       --          --           --      (28.5)
  Equity contribution by FSI                  0.1      302.9        --        --          --           --      303.0
  Proceeds from stock options                 --          --        --        --        55.7           --       55.7
  Recapitalization fees and expenses          --          --        --        --       (34.9)          --      (34.9)
                                            -----    -------    ------     -----     -------       ------    -------
Balance, September 30, 1998                 $ 0.4    $ 313.3    $(30.3)    $30.3     $(601.5)      $(20.7)   $(308.5)
                                            =====    =======    ======     =====     =======       ======    =======



     In July 1998, the Emerging Issues Task Force issued bulletin No. 97-14 ("EITF 97-14"). In order to comply with the guidance set forth in EITF 97-14, the Company reduced other liabilities and stockholders' equity (shares held in trust) by approximately $25.3 million to eliminate the impact of the previous practice of adjusting shares held in trust to market value. Also, the amount representing the cash exercise price for shares placed in the trust (approximately $30.3 million) previously included in other liabilities, was reclassified to shareholders' equity.

     After the Transaction, the Company's authorized capital stock consisted of 50,000,000 shares of Common Stock, par value $.01 per share, and 15,000,000 shares of Preferred Stock, par value $.01 per share, of which 35,988,645 shares of Common Stock and 4,035,290 shares of non-voting Common Stock shares were outstanding at January 21, 1998. As of September 30, 1998, the Company's authorized capital stock consisted of 100,000,000 shares of Common Stock, par value $.01 per share, and 15,000,000 shares of Preferred Stock, par value $.01 per share, of which 35,998,860 shares of Common Stock and 4,035,290 shares of non-voting Common Stock were outstanding. Of the total 40,034,150 shares of Common Stock, 3,714,720 represents shares owned by employees and 1,194,285 represents shares retained by management pursuant to the stock election process. In addition, warrants to purchase 2,583,315 shares of Common Stock at $9.65 per share were issued as part of the Transaction.

     Pursuant to the Merger Agreement, the vesting of all options accelerated on the date of the Transaction. Of the 17,570,000 options outstanding at December 31, 1997, approximately 6,720,000 were converted to cash and the remainder were converted to Fisher Common Stock. When the options were converted, the Company recorded compensation expense of approximately $56 million to reflect the "cashless" conversion of the options into cash or common stock having a value on the date of the Transaction equal to the product of (x) the excess of $9.65 over the exercise price per share of Fisher Common Stock subject to such option, and (y) the total number of shares of Fisher Common Stock subject to option, subject to any required tax withholdings. In connection with the Transaction, the Company adopted the 1998 Equity Incentive Plan ("1998 Plan"), under which up to 10,000,000 shares of Fisher Common Stock are reserved for issuance. Awards under the 1998 Plan may be made in the form of options (whether incentive or otherwise), stock appreciation rights, restricted stock, dividend equivalents and other stock-based awards. Pursuant to the Transaction, the Company granted options to purchase 3,621,757 shares of Fisher Common Stock having a ten-year term and vesting on a pro rata basis over 5 years. The options have an exercise price equal to $9.65, the fair market value of a share of Fisher Common Stock on the date of grant. The Company also granted options to purchase 1,812,000 shares of Fisher Common Stock having a ten-year term and vesting nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets and other factors. These options have an exercise price equal to $19.30 per share. In addition, the Company granted to certain executives, options to purchase 516,665 shares of Fisher Common Stock having a ten-year term and vesting nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets, or unless "put" to the Company by the executive or "called" by the Company in accordance with their terms. The total "put" / "call" right is limited to $10 million (plus interest) and was issued in exchange for a three-year non-compete agreement pursuant to which the executives agree not to participate in the scientific-instrument or clinical-research-laboratory business in the United States. The Company recorded $10 million of compensation expense related to this "put"/"call" right in January 1998.


NOTE 8 - EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 1998 and 1997 (in millions):


                                                    Three Months Ended    Nine Months Ended
                                                       September 30,        September 30,
                                                    ------------------    -----------------
                                                     1998        1997      1998       1997
                                                    ------      ------    ------     ------

BASIC EARNINGS PER SHARE:
Net Income (Loss)                                    $ 6.7      $  3.9    $(32.8)    $ 24.5
                                                     =====      ======    ======     ======
Average Shares of Common Stock Outstanding            40.0       101.7      40.0      101.3
                                                     =====      ======    ======     ======
Basic Earnings (Loss) Per Share                      $0.17      $  0.4    $(0.82)    $ 0.24
                                                     =====      ======    ======     ======

DILUTED EARNINGS PER SHARE:
Net Income (Loss)                                    $ 6.7      $  3.9    $(32.8)    $ 24.5
                                                     =====      ======    ======     ======
Average Shares of Common Stock Outstanding            40.0       101.7      40.0      101.3
Common Stock Equivalents (a)                           1.2         3.4        --        3.0
                                                     -----      ------    ------     ------
Total Shares Used in Diluted Earnings Per Share
     Calculation                                      41.2       105.1      40.0      104.3
                                                     =====      ======    ======     ======
Diluted Earnings (Loss) Per Share                    $0.16      $  0.4    $(0.82)    $ 0.23
                                                     =====      ======    ======     ======





(a) For the three and nine months ended September 30, 1998, the Company had options and warrants outstanding to purchase 3.4 million and 9.9 million shares, respectively, that could potentially dilute basic earnings per share that were excluded from the diluted earnings per share computation because to do so would have been antidilutive.

     Earnings (loss) per share and weighted average common shares outstanding for the three and nine months ended September 30, 1998 are based on the Company's recapitalized structure and reflect the five-for-one stock split declared on March 9, 1998. Earnings (loss) per share for the three and nine months ended September 30, 1997 are based on the Company's capital structure at that time (prior to the recapitalization) and have been restated to reflect the aforementioned stock split.


NOTE 9 - RELATED PARTIES

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

RECAPITALIZATION AND MERGER

     Pursuant to the Second Amended and Restated Agreement and Plan of Merger dated November 14, 1997 (as amended, the "Merger Agreement") between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, "the Transaction"), which Transaction was consummated on January 21, 1998, approximately 87% of the fully diluted shares of common stock of Fisher were converted into the right to receive $9.65 per share in cash (approximately $955 million in the aggregate) pursuant to an election process that provided stockholders the right to elect for each share of Fisher common stock held, subject to proration, either $9.65 in cash or to retain one share of common stock, $.01 par value ("Common Stock"), in the recapitalized company. Pursuant to the Merger Agreement, vesting of all outstanding options accelerated.

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

RESULTS OF OPERATIONS

     SALES

     Sales for the three and nine months ended September 30, 1998 increased 6.8% and 5.7% to $592.8 million and $1,716.6 million, respectively, from $554.8 million and $1,624.1 million for the comparable periods in 1997, primarily due to growth in domestic operations and lower sales in 1997 attributable to the August 1997 United Parcel Service of America, Inc. ("UPS") Strike.

     GROSS PROFIT

     Fisher's gross profit for the three and nine month periods ended September 30, 1998 increased 9.3% and 6.4% to $167.2 million and $476.4 million, respectively, from $153.0 million and $447.8 million for the comparable periods in 1997, primarily as a result of increased volume. Gross profit as a percent of sales increased to 28.2% for the three months ended September 30, 1998, from 27.6% for the same period in 1997 and increased by 0.2% to 27.8% for the nine months ended September 30, 1998 as compared to the same period in the prior year. The increase in gross profit for the three and nine month periods ended September 30, 1998 largely reflects improvements in gross margins of Fisher's domestic operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense for the three month period ended September 30, 1998 decreased 2.6% to $130.2 million from $133.7 million for the comparable period in 1997, primarily as a result of a decrease in nonrecurring cost due to the UPS strike in 1997 and system-related changes in 1997. Selling, general and administrative expense for the nine month period ended September 30, 1998 increased 0.9% to $386.0 million from $382.6 million for the comparable period in 1997 primarily as a result of increased sales volume partially offset by the aforementioned decrease in nonrecurring costs. Selling, general and administrative expense in both periods includes nonrecurring costs associated with the implementation of the restructuring plan that began in the third quarter of 1995 as well as costs to integrate Curtin Matheson Scientific ("CMS"), acquired in October 1995, into Fisher. The periods ended September 30, 1997 also include information system-related charges associated with the Company's implementation of new global computer systems and direct costs resulting from the UPS strike. Additionally, the periods ended September 30, 1998 include nonrecurring costs associated with the implementation of the 1997 Restructuring Plan. Certain costs resulting from the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other one-time and redundant costs, which will be eliminated as the restructuring plans are completed, are recognized as incurred. For the three and nine month periods ended September 30, 1998, $1.7 million and $5.8 million of such costs were included in selling, general and administrative expense, compared with $10.2 million and $18.5 million for the corresponding periods in 1997. Excluding such costs, selling, general and administrative expense as a percentage of sales was 21.7% and 22.1% for the three and nine months ended September 30, 1998 compared with 22.3% and 22.4% for the same periods in 1997.

     Operations outside of the United States have higher selling, general and administrative expense as a percentage of sales as compared with that of Fisher's domestic operations. These higher costs are being incurred as part of a plan to develop an integrated worldwide supply capability. As a result of increased revenues and restructuring actions taken to date, selling, general and administrative expense as a percentage of sales for operations outside of the United States has improved.

     TRANSACTION-RELATED COSTS

     In connection with the Transaction, the Company recorded $71.0 million of expenses consisting primarily of non-cash compensation expense relating to the conversion of employee stock options, the implementation of certain executive severance agreements and the grant of options to certain executives in accordance with the terms of the Transaction.

     INCOME FROM OPERATIONS

     Income from operations for the three months ended September 30, 1998 increased to $37.0 million from $19.3 million for the corresponding period in 1997. Income from operations decreased to $19.4 million for the nine months ended September 30, 1998, compared with $65.2 million for the corresponding period in 1997. Income from operations, excluding Transaction-related costs and the aforementioned nonrecurring costs, as a percent of sales was 5.6% and 5.2% for the nine months ended September 30, 1998 and September 30, 1997, respectively.

     INTEREST EXPENSE

     Interest expense increased to $20.8 million and $67.3 million for the three and nine month periods ended September 30, 1998 from $5.4 million and $17.6 million for the comparable periods in 1997. The increase is the result of additional indebtedness resulting from the Transaction as well as $6.9 million of charges, incurred during the first quarter of 1998, related to the consummation of the Transaction, including one-time bank commitment fees, the write-off of unamortized financing costs related to long-term debt refinanced and the loss on the sale of accounts receivable (discussed below).

     OTHER (INCOME) EXPENSE, NET

     Other (income) expense, net for the three and nine month periods ended September 30, 1998 decreased to $0.2 million of expense and increased to $3.0 million of income, respectively, from $4.6 million and $0.1 million of expense for the comparable periods in 1997. The decrease in expense for the quarter was primarily due to $3.6 million of fees and expenses related to the Board of Directors' review of strategic alternatives in 1997, which did not recur in 1998. The increase in income for the nine month period is due to increased interest income resulting from the timing of cash received from the Transaction.

     INCOME TAX (BENEFIT) PROVISION

     The income tax provision for the three months ended September 30, 1998 was $9.3 million compared to $5.4 million for the corresponding period in 1997. The effective tax rate for the nine months ended September 30, 1998 was a 26.9% tax benefit compared with a 48.4% tax charge for the corresponding period in 1997. Excluding the $71.0 million of Transaction-related costs, the effective income tax rate for the nine months ended September 30, 1998 was 59.6%. The increase in the effective tax rate from the prior year is primarily related to the reduction in domestic pretax income due to the additional interest expense incurred as a result of the Transaction and foreign losses for which no tax benefit is recorded.

     NET INCOME (LOSS)

     Net income (loss) for the three and nine months ended September 30, 1998 increased to income of $6.7 million and decreased to a loss of $32.8 million, respectively, from income of $3.9 million and $24.5 million for the comparable periods in 1997, as a result of the factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1998, the Company's operations generated $89.0 million of cash compared with $40.2 million for the same period in 1997. This increase in cash provided by operating activities primarily reflects an increase in cash flows from changes in working capital and other assets and liabilities. The increase in cash flows from changes in working capital is due primarily to an increase in cash provided by payables, accruals and other current liabilities partially offset by a decrease in cash provided by receivables. The payables and accruals change is primarily due to the timing of accounts payable payments, reduced payments of accrued compensation amounts and increased accrued interest as a result of the Transaction. Other assets and liabilities reduced operating cash flows by $6.4 million in 1998 compared with $21.8 million in 1997 primarily due to an unusually high balance at September 30, 1997, attributable to the increased effect of foreign currency translation in 1997 and increased payments to software service vendors related to the implementation of new global computer systems in 1997.

     The Company's operating working capital (defined as receivables plus inventories less accounts payable and accrued liabilities) decreased to ($19.7) million at September 30, 1998 from $185.7 million at December 31, 1997. The decrease is due principally to decreases in accounts receivable and inventories and increases in accounts payable and accrued liabilities. The decrease in accounts receivable is primarily the result of the sale of receivables under a receivables securitization, discussed below. Inventory decreased principally due to the ongoing consolidation of logistical facilities. The increases in accounts payable and accrued liabilities are principally attributable to the timing of payments and accrued interest associated with the new debt resulting from the Transaction.

     Currently, the Company is evaluating a number of potential acquisitions in the United States and Europe and implementing the planned consolidation and relocation of its logistical facilities in North America. While there is no guarantee that any of these potential acquisitions will be consummated or that the Company's consolidation and relocation activities will occur, one or more acquisitions and implementation of the Company's relocation activities could have a material impact on the Company's working capital requirements throughout the remainder of 1998. As a result, the Company is considering the issuance of additional senior unsecured indebtedness or expanding its existing credit facilities to make available additional working capital financing in the event that these acquisitions occur. The inability of the Company to obtain additional working capital financing would not have a material impact on the Company's current operations or planned relocation and consolidation activities.

     During the nine months ended September 30, 1998, the Company used $110.8 million of cash for investing activities compared with $45.6 million for the same period in 1997. The increase in cash used for investing activities is primarily due to increases in acquisition spending offset by decreases in capital expenditures. During the last nine months the Company has completed four acquisitions for an aggregate purchase price of $68.7 million. The acquisitions were funded with cash flow from operations and through borrowings of $25 million under the Company's $175 million Revolving Facility. For the nine months ended September 30, 1998 and 1997, the Company had capital expenditures of $43.7 million and $49.3 million, respectively. This decrease in capital expenditures is primarily due to timing. The Company anticipates its 1998 annual capital expenditures will exceed total 1997 expenditures as it continues its consolidation and relocation of logistics facilities in North America and its project to upgrade global computer systems. The Company is in the process of obtaining approximately $9 million of long term debt financing relating to its new warehouse in Hanover Park, Illinois.

     During the nine months ended September 30, 1998, the Company's financing activities provided $25.8 million compared with $10.8 million for the same period in 1997. This change is primarily due to an increase of $737.3 million in net long-term debt proceeds, including proceeds from the Receivables Securitization (discussed below), attributable to the Transaction. In connection with the Transaction, effective January 21, 1998, Fisher entered into new debt financing arrangements, providing for $469.2 million of senior bank financing (the "New Credit Facility"), a $150 million receivables securitization facility (the "Receivables Securitization") and $400 million of 9% Senior Subordinated Notes due 2008 (the "9% Notes"). The full proceeds of the 9% Notes, together with a portion of the proceeds of the New Credit Facility, were used to finance the conversion into cash of the shares of Fisher Common Stock then outstanding that were not retained by existing stockholders and employees, to refinance $107.8 million of indebtedness of the Company outstanding on the date of the Transaction and to pay related fees and expenses of the Transaction. In addition, the New Credit Facility will be used to provide for the Company's working capital requirements and future acquisitions, if any. The interest rates and maturity dates of the New Credit Facility, the Receivables Securitization and the 9% Notes are described in Note 6 to Financial Statements.

     On January 21, 1998, the Company executed two interest rate swap agreements exchanging its floating-rate obligation on $120 million notional principal amount for a fixed-rate payment obligation of 5.6425% per annum through January 23, 2001 and $250 million notional principal amount for a fixed- rate payment obligation of 5.7375% per annum through January 23, 2003. The fair value of these interest-rate swap agreements as of September 30, 1998, based upon quoted market prices, was ($10.9) million.

     The New Credit Facility contains covenants of the Company and the subsidiary borrowers, including, without limitation, restrictions on (i) indebtedness, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) minority investments, (v) the payment of cash dividends to shareholders, and (vi) various financial covenants. The financial covenants include requirements to maintain certain levels of interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA and limitations on capital expenditures. In addition to the mandatory repayment schedule discussed in Note 6 to Financial Statements, loans under the Term Facility are required to be prepaid with 50% of excess cash flow (as defined in the New Credit Facility and subject to certain limits as specified therein) and certain equity issuances of the Company, and 100% of net-cash proceeds of certain asset sales, certain insurance and condemnation proceeds and certain debt issuances of the Company.

     The Receivables Securitization relates to the sale, on a revolving basis, of certain of the accounts receivables of Fisher Scientific Company L.L.C., a Delaware limited liability corporation ("FSC"), to a bankruptcy remote subsidiary of FSC that entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable, up to a maximum amount based on a defined calculated percentage of the outstanding accounts receivable balance. As of September 30, 1998, the Company sold $168.2 million under the Receivable Securitization.

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

     EUROPEAN ECONOMIC AND MONETARY UNION

     The Company conducts business in many of the 11 countries which have agreed to join the European Economic and Monetary Union (the "EMU") and, among other things, adopt a single currency called the Euro. On January 1, 1999, a three-year transition period for the Euro will begin and the conversion rates between the Euro and the national currencies will be fixed. Business enterprises have the option of switching to the single currency at any time prior to January 1, 2002. In connection with the upgrade of its management information systems, the Company is incorporating the necessary changes to allow it to conduct business in Euros and the national currencies during the transition period and entirely in Euros thereafter. The Company is not able to accurately estimate or segregate the costs relating to the conversion to the Euro, but management does not believe that such costs are material. The Company does not anticipate that the conversion to the Euro will have a material impact on its future results of operation.


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

     Based upon assessments of each of the Company's business units and the information systems supporting those operations, the Company has begun implementing a program having the following major elements and a target completion date no later than December 31, 1999:

     First, the applications and other software supporting each business unit has been inventoried and analyzed and then planned for either: (a) confirmation as Year 2000 compliant, (b) upgrade to a Year 2000 compliant version, (c) remediation to become Year 2000 compliant or (d) replacement by other software which provides Year 2000 compliance and other benefits. For example, certain of the financial applications supporting the U.S. distribution business have been (or by December 31, 1999 will be) replaced by Oracle software; most of the remaining software supporting the U.S. distribution businesses has been remediated.

     The primary methods of assuring Year 2000 compliance for core business systems are: (a) remediation for the U.S., Canadian and U.K. distribution systems, (b) replacement by new Year 2000 and Euro compliant software for the other European businesses, (c) upgrade to Year 2000 versions for certain manufacturing businesses and (d) replacement by new Year 2000 software for the remaining manufacturing businesses and overseas distribution businesses.

     Second, the Company has initiated programs to assure Year 2000 compliance for the equipment and software licenses that it currently markets to customers and to obtain and transmit to customers information about the equipment and software licenses which customers may have purchased in the past. Various units of the Company are also assisting customers in developing plans to replace or upgrade any non-compliant equipment or software, especially in laboratories, whether or not the products were acquired from the Company.

     Third, the Company has initiated programs to identify those suppliers whose own systems could lead to delays or interruptions in supply, either because of Year 2000 non-compliance or because of systems upgrades or replacements to avoid Year 2000 issues. The Company is developing contingency plans during the fourth quarter of 1998 and first quarter of 1999, including adjustments in inventory levels and order lead times for products provided by vendors who have not provided adequate assurances, to ameliorate any resultant delays or interruptions and to prevent or reduce any adverse effect on fill rates to the Company's customers.

     Fourth, with particular regard to Electronic Data Interchange ("EDI"), the Company has developed plans to work with trading partners, including both suppliers and customers, to either work around the requirement for six digit date fields in the prior EDI standards or to migrate, with the trading partner, to ANSI version 4010, which employs eight digit date fields. By mid-1999, the Company will be in a position to accept either six or eight digit date fields in its EDI dealings with customers, suppliers and other EDI trading partners.

     Fifth, the Company is implementing a project involving testing with available test software personal computers and associated software at various Company locations, followed by upgrade or replacement where appropriate. In addition, the Company is implementing projects which include inventory, identification, assessment (through vendor contacts, testing or both), planning, implementation (replacement, repair or upgrade) and testing of manufacturing equipment, environmental control equipment, elevators, security systems, telecommunications software and equipment and similar purchased equipment, software and systems. While this portion of the overall program is targeted for completion by June 30, 1999, it is currently anticipated that a limited amount of this activity would remain incomplete until later in 1999.

     With regard to financial cost, implementation of the program has resulted in and will continue to result in significant time expenditure by Company personnel and outside software and equipment providers and some expenditures for equipment and software upgrades and replacements. Because many of these efforts have been designed to achieve other functional or systems improvements, in addition to Year 2000 compliance, and are being carried out by operational personnel within each business unit, it is difficult to allocate particular funding levels solely to the Year 2000 compliance activities. In general, however, the Company has spent $2.2 million in operating expenses and $23.0 million in capital expenditures on Year 2000 activities to date and estimates incurring an additional $4.5 million in operating expenses and $14.5 million in capital expenditures to complete its Year 2000 programs.

      Although the Company believes that its present remediation and replacement programs will adequately address the Year 2000 issues with respect to its internal systems, there can be no assurance that the Company's belief is correct or that its present assessment is in fact accurate. There can be no assurance that the remediation and replacement programs will be completed prior to the Year 2000 or that if completed prior to the Year 2000 that disruption will not occur. In addition, there can be no assurance that the Company's vendors, suppliers and the myriad of other financial, transportation, utility and other service providers will successfully resolve their own Year 2000 issues in a manner which avoids significant impact to the Company. The Company has received written assurances from many of its suppliers and other providers acknowledging the Year 2000 issues and stating their present intention to be compliant. The Company has not received assurances from all of its suppliers and other providers and there is no guarantee that one or more key suppliers and other providers will not fail to become compliant in time to avoid a disruption to the Company's business which, in spite of the Company's contingency plans, would have a significant adverse impact on the Company. Because of the complexity of the Company's systems, the number of transactions processed and the number of third parties with whom the Company interacts, certain failures of the Company or its suppliers, vendors and other service providers to completely overcome the Year 2000 issue could result in substantial and material impact on the Company's business, operations and financial results.

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




                                   FISHER SCIENTIFIC INTERNATIONAL INC.



Date: November 10, 1998            /s/ PAUL M. MEISTER
      -----------------            --------------------------------------------
                                   PAUL M. MEISTER
                                   Vice Chairman of the Board,
                                   Executive Vice President - Chief Financial
                                   Officer and Director

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------







                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                    for the quarter ended September 30, 1998







--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX



     EXHIBIT NO.                   DESCRIPTION
     ----------              -----------------------

         27                  Financial Data Schedule