Form 10-K
period 1998-12-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1999-03-31
CIK 880430

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

   [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM                TO

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
          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
           Common Stock, par value                        New York Stock Exchange
               $.01 per share

     Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]       No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1999 was approximately $69,715,027.

     The number of shares of Common Stock outstanding as of March 26, 1999 was 40,030,270.

     Documents Incorporated by Reference: Portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1999 are incorporated by reference into Part III.

================================================================================

ITEM 1.  BUSINESS

INTRODUCTION

     Fisher Scientific International Inc. ("Fisher" or the "Company") is a world leader in serving science, providing more than 260,000 products and services to research, healthcare, industrial, educational and government customers in 145 countries. The Company serves as a one-stop source for the scientific and laboratory needs of its customers, supplying a broad product offering of leading brands of instruments, research chemicals, clinical consumables, diagnostics, laboratory workstations and other laboratory supplies. The Company also provides procurement outsourcing services and supply chain management technology and software through its ProcureNet, Inc., Strategic Procurement Services Inc. and UniKix Technology businesses. Fisher was founded in 1991, although the business conducted by its principal operating subsidiary, Fisher Scientific Company, has been in continuous operation since 1902 and traces its roots to 1851. Fisher's principal executive offices are located at Liberty Lane, Hampton, New Hampshire 03842, and its telephone number is (603) 926-5911.

     During the fourth quarter of 1998, management decided to dispose of its technology segment, which consists of its procurement outsourcing services and supply chain management technology business (the "ProcureNet Business") and its UniKix Technology software business. In December 1998, the Company's Board of Directors approved a plan to (i) spinoff the ProcureNet Business to Fisher stockholders (the "Spinoff") and (ii) sell the UniKix Technology software business (the "UniKix Sale"). Following the Spinoff, the Company and ProcureNet will operate as separate, stand-alone companies. As part of the Spinoff the Company and ProcureNet will enter into a transition services agreement pursuant to which Fisher will provide ProcureNet with certain management and other administrative services and ProcureNet will continue to provide Fisher and its customers third party procurement and electronic commerce support and services. It is not expected that the Spinoff will have a material impact on Fisher's business or operations. The Company currently anticipates that the consummation of the Spinoff will occur in the second quarter of 1999. See Note 5 to Financial Statements.

     In December 1998, Fisher acquired 90% of Bioblock Scientific S.A. ("Bioblock"), a leading distributor of scientific and laboratory instrumentation in France. Fisher acquired the remaining 10% of Bioblock in the first quarter of 1999.

     Pursuant to the Second Amended and Restated Agreement and Plan of Merger dated as of November 14, 1997, amending an Agreement and Plan of Merger dated August 7, 1997 (as amended, the "Merger Agreement") between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, "the Transaction"), which Transaction was consummated on January 21, 1998, approximately 87% of the fully diluted shares of common stock of Fisher were converted into the right to receive $9.65 per share in cash (approximately $955.0 million in the aggregate) pursuant to an election process that provided stockholders the right to elect, subject to proration, for each share of Fisher common stock held either $9.65 in cash or to retain one share of common stock, $.01 par value ("Common Stock"), in the recapitalized company. Pursuant to the Merger Agreement, vesting of all outstanding options accelerated. See Note 2 to Financial Statements.

THE INDUSTRY

     Fisher's market consists of five principal sectors: (i) scientific research and development activities conducted by biotechnology, pharmaceutical, chemical, environmental and other entities; (ii) hospitals and physicians' offices that perform diagnostic tests on patients, (iii) commercial and national reference laboratories; (iv) educational activities in research institutions, medical schools, universities, colleges, elementary and secondary schools; and (v) users of maintenance, repair and operating ("MRO") materials and occupational health and safety products in production and other activities.

     The Company's largest market is the scientific research supply market. According to a recent study conducted by the Laboratory Products Association, sales to the scientific research supply market were estimated to be approximately $5 billion during 1998. The scientific research market is primarily impacted by the level of applicable scientific and technology related research and development ("R&D") spending in the U.S. The National Science Foundation estimates that non-defense related R&D expenditures increased from $44 billion in 1980 to over $200 billion in 1998, representing a compound annual growth rate of approximately 8.8%. In addition to this growth, non-defense-related R&D expenditures have typically not been subject to cyclical swings, having not experienced a year-over-year decline since 1960 (when the National Science Foundation began publishing such data).

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

     The markets in which the Company competes are typically characterized by high transaction volume (units) with relatively small average order prices. As a result, customers in these markets incur relatively high average procurement costs per order. The Company believes that as end users consolidate their vendor base and/or outsource their procurement functions to reduce costs, manufacturer's use of distribution and demand for the Company's distribution and third party procurement services, including demand for the Company's electronic ordering technology, will increase. By leveraging the Company's distribution and technological capabilities as well as its national sales force, manufacturers and end users can reduce the cost of procurement for an expanding list of products.

     Over the last few years, the trend toward fewer suppliers has resulted in consolidation of the fragmented scientific distribution market. Consolidation benefits larger distributors by presenting them with the opportunity to leverage large distribution infrastructures over higher sales volume and more customers. The mergers of Fisher with Curtin Matheson Scientific Inc. ("CMS"), VWR Scientific Products Corporation with Baxter International Inc. and more recently, Cardinal Health Inc. and Allegiance Corporation, are illustrative of this trend. These same trends exist in most international markets.

PRODUCTS AND SERVICES

     Fisher currently has over 260,000 products available for delivery from its electronic and other order-entry systems and is continuously expanding and refining its product offerings to provide its customers with a complete array of laboratory and clinical testing supplies. In addition to supplying leading brands of instruments, supplies and equipment, Fisher offers research chemicals, clinical consumables, instruments, diagnostics, and laboratory workstations of its own manufacture.

     Fisher Products. Fisher's product portfolio is comprised of proprietary products as well as sourced products. Proprietary offerings consist of self-manufactured products and products sold through exclusive distribution agreements. Management estimates that proprietary products accounted for approximately 40% of total sales in fiscal 1998. Consumable products, such as laboratory supplies and specialty chemicals, represented approximately 80% of the Company's total sales in fiscal 1998.

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

     Fisher Catalog. The Fisher Catalog has been published for over 90 years and is a standard reference for the scientific community worldwide. In addition, the Company publishes the CMS/Fisher HealthCare Catalog, the Fisher Chemical Catalog, the Fisher Science Education catalog, as well as several international catalogs in seven different languages. In 1995, Fisher established an Internet site (Fishersci.com), which currently features the Fisher Catalog, the Fisher Chemical Catalog, the Fisher Safety Catalog, the Acros Organics Catalog of Fine Chemicals and the CMS/Fisher HealthCare Catalog, as well as other product, safety and general information, all in electronic form for quick and easy access. More than 260,000 products and over 22,000 images can be browsed. New products are continuously added, making the Fisher suite of catalogs a dynamic library, one of the most complete and up-to-date sources of laboratory and safety products available. Fisher customers now have the ability to place their orders electronically through an intuitive, integrated and easy-to-use process. Fisher also continues to publish over a dozen international catalogs to support its growing worldwide presence. More than one million copies of the Company's various catalogs are produced biannually, with supplements tailored to specific market segments such as biotechnology, research chemicals, educational materials and occupational health and safety.

DISTRIBUTION

     The Company's distribution network comprises 25 locations in the U.S., including a national distribution center in Somerville, New Jersey, four regional centers (New Jersey, California, Illinois and Georgia) and 20 local facilities throughout the United States. The Company also has two distribution centers in Canada and one each in Germany, France, England, Belgium, Singapore, Korea, Malaysia, Mexico and Australia. Through its worldwide distribution networks, the Company distributes an average of 20,000 items every business day, with products accounting for more than 90% of total sales in fiscal 1998 shipped to customers within 24 hours of being ordered.

MANUFACTURING

     The Company operates principal manufacturing facilities in Fair Lawn, Somerville and Swedesboro, New Jersey; Two Rivers, Wisconsin; Indiana and Pittsburgh, Pennsylvania; Huntersville, North Carolina; Loughborough, United Kingdom; Geel, Belgium; Rochester and Conklin, New York; and Mountain Home, Arkansas. Products manufactured include research, bulk and organic chemicals, laboratory equipment, laboratory fume hoods, wood, plastic and metal laboratory workstations and furniture, computer local area network ("LAN") furniture, scientific glassware and plastic labware, and diagnostic instruments and educational materials. More than one-half of these products are sold directly to end users, other dealers and distributors with the balance sold through the Company's distribution network.

     The Company's manufacturing customers range from small start-up operations to large national corporations and government agencies. The Company's manufacturing operations are not dependent on any single customer and are operated on a "stand alone" basis to complement the Company's distribution organization by providing the Company's sales representatives with a full range of value added service and product offerings and to position the Company as a one-stop source for all of its customers' scientific research and laboratory needs.

SUPPLIERS

     The Company distributes laboratory instruments, supplies and equipment obtained from over 3,200 vendors. Vendors generally offer these products to all distributors on substantially similar terms. Although certain products are available from only a limited number of vendors, Fisher does not anticipate that it will be unable to purchase any of the products it distributes. The Company's largest supplier represented approximately 10% of 1998 sales.

COMPETITION

     The Company operates in a highly competitive market. The Company competes primarily with a wide range of suppliers and manufacturers that sell their own products directly to end users. The Company also competes with other distributors, such as VWR Scientific Products Corporation in the scientific research market and Cardinal Health Inc./Allegiance Corporation in the clinical market. The principal means of competition in the markets the Company serves are systems capabilities, breadth and exclusivity of product offerings, price and service. The Company believes that it competes effectively in these areas through the Fisher Catalog, electronic procurement systems, integrated supply capabilities, and international logistics and distribution capabilities.

TRADEMARKS AND PATENTS

     Fisher owns or licenses a number of patents and patent applications that are important to its businesses. Fisher has more than 200 registered and unregistered service marks and trademarks for its products and services. Some of its more significant marks include Fisher Rims, Accumet, Acros, Biochemical Sciences, Chemalert, Chemguard, CMS, Curtin Matheson Scientific, Enviroware, Fisher, Fisherbiotech, Fisherbrand, Fisher Diagnostics, Fisher Healthcare, Fisher Safety, Fisher Scientific, Gastrak, Hamilton, Histoprep, Isotemp, Marathon, Microprobe, Optima, Pacific Hemostasis, and Valutrak. Registered trademarks generally can have perpetual life, provided they are renewed on a timely basis and continue to be used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks.

CUSTOMERS, SEASONALITY AND BACKLOG

     Fisher's sales are not materially dependent upon any single customer or any few customers. No single customer of the Company represents 5% or more of the total sales during the year. The Company's customers range in size from start-up companies, hospital purchasing consortiums, and government agencies to nationally and internationally recognized scientific research, medical and educational institutions. Fisher's sales are generally related to applicable R&D spending and to clinical testing practices and are therefore not seasonal to any significant extent. In addition, no material portion of Fisher's business is subject to renegotiation of profits or termination at the election of the United States Government. Because Fisher's products are, in most cases, sold for immediate shipment, there are no significant backlogs.

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

     The potential costs related to environmental matters and the possible impact on future operations are difficult to predict given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company's responsibility. However, such costs could be material. Accruals for environmental liabilities are recorded, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon reports prepared by environmental specialists, management's knowledge to date and its experience with the foregoing environmental matters, and include potential costs for investigation, remediation, operation and maintenance of cleanup sites and related capital expenditures. Accrued liabilities for environmental matters were $34.2 million and $35.1 million at December 31, 1998 and 1997, respectively. Although these amounts do not include third-party recoveries, certain sites may be subject to indemnification. The Company has accounted for environmental liabilities in accordance with Accounting Standards Statement of Position 96-1, "Environmental Remediation Liabilities", which addresses accounting and reporting for environmental remediation liabilities. Management believes this accrual is adequate for the environmental liabilities expected to be incurred, and, as a result, believes that the ultimate liability incurred with respect to environmental matters will not have a material adverse effect on the Company's financial statements or results of operations. However, future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies or changes in the conduct of Fisher's operations, may give rise to additional compliance costs which could have a material adverse effect on the Company's financial statements.

     Fisher spent approximately $1.0 million and $2.3 million during the years ended December 31, 1998 and 1997, respectively, on remediation and related environmental monitoring and compliance. Amounts expensed for environmental matters, including compliance costs under the existing administrative consent orders, installation and operation of groundwater treatment systems and other planned expenses, are expected to average between $1 million and $2 million per year. See "Cautionary Factors Regarding Forward-Looking Statements".

EMPLOYEES

     As of December 31, 1998, Fisher had approximately 7,300 full-time employees. Fisher considers relations with its employees to be satisfactory. Fisher has several labor contracts, none of which are considered material to its business as a whole. From time to time, union actions have been threatened or taken. However, management does not believe such actions have had, or will have a material adverse effect on the financial statements of the Company or on the Company's ability to serve its customers.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     For information regarding foreign and domestic operations and export sales, see Note 21 to Financial Statements, which is incorporated herein by reference.

EXECUTIVE OFFICERS OF FISHER

     Set forth below is information with respect to each executive officer of
Fisher:

            NAME AND TITLE               AGE                    BUSINESS EXPERIENCE
            --------------               ---                    -------------------
Paul M. Montrone.......................  57    Mr. Montrone has been Chairman of the Board of Fisher
Chairman of the Board                          since March 1998, Chief Executive Officer of Fisher
and Chief Executive Officer                    since prior to 1994, and served as President from
                                               prior to 1994 to 1998. Mr. Montrone was Vice Chairman
                                               of Abex from prior to 1994 to June 1995. Since August
                                               1994, he has been Chairman of the Board of The General
                                               Chemical Group Inc. ("General Chemical")
                                               (manufacturing) and was President from prior to 1994
                                               to August 1994. Mr. Montrone is also a director of
                                               Waste Management, Inc.
Paul M. Meister........................  46    Mr. Meister has been Vice Chairman of the Board,
Vice Chairman of the Board                     Executive Vice President and Chief Financial Officer
Executive Vice President and Chief             of Fisher since March 1998, and was Senior Vice
Financial Officer                              President and Chief Financial Officer of Fisher from
                                               prior to 1994 to March 1998. Prior to that time, he
                                               was Senior Vice President of Abex from prior to 1994
                                               to 1995. Mr. Meister is a member of the Board of
                                               Directors of M&F Worldwide Corp., General Chemical
                                               (Vice Chairman) and Minerals Technologies Inc.
David T. Della Penta...................  51    Mr. Della Penta has been President and Chief Operating
President and Chief                            Officer of Fisher since April 1998. From prior to 1994
Operating Officer                              until April 1998, Mr. Della Penta served as President
                                               of Nalge Nunc International, a subsidiary of Sybron
                                               International Corporation (medical laboratory device
                                               manufacturer).
Denis N. Maiorani......................  50    Mr. Maiorani has been President of Fisher Scientific
President of Fisher Scientific                 Worldwide Inc., a subsidiary of Fisher, since 1996. He
Worldwide Inc.                                 was President of Fisher Scientific Europe Limited from
                                               January 1996 to July 1996, and a consultant to Fisher
                                               from 1995 to 1996. From prior to 1994 to January 1995,
                                               Mr. Maiorani was president of Robertson-Ceco
                                               Corporation (building components manufacturing).
Kevin P. Clark.........................  36    Mr. Clark has been Vice President and Controller of
Vice President and Controller                  Fisher since May 1998. Mr. Clark served as Vice
                                               President and Treasurer of Fisher from September 1997
                                               to May 1998, and as Assistant Treasurer of Fisher from
                                               1995 to 1997. Mr. Clark served as Treasurer of
                                               Federal-Mogul Corporation (automotive components) from
                                               1994 to 1995, and held various financial executive
                                               positions at Chrysler Corporation from prior to 1994
                                               to 1994, the most current being Manager of Corporate
                                               Finance of Chrysler Financial Corp. (financial
                                               services).
Todd M. DuChene........................  35    Mr. DuChene has been Vice President, General Counsel
Vice President -- General                      and Secretary of Fisher since November 1996. He served
Counsel and Secretary                          as Senior Vice President, Secretary and General
                                               Counsel of OfficeMax, Inc. (retailer) from March 1995
                                               to November 1996, and Vice President, General Counsel
                                               and Assistant Secretary from January 1994 to March
                                               1995. He was an Associate with Baker & Hostetler (law
                                               firm) from prior to 1994 to January 1994.
Robert J. Gagalis......................  44    Mr. Gagalis has been Vice President-Finance and
Vice President-Finance                         Treasurer of Fisher since May 1998. From 1997 to May
and Treasurer                                  1998, he was Vice President, Chief Financial Officer
                                               and Treasurer of Wheelabrator Technologies Inc.
                                               ("WTI") (environmental services) and Vice President,
                                               Corporate Development of WTI from prior to 1994 to
                                               1996.

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

     The following table identifies Fisher's principal facilities, which are owned in fee unless otherwise indicated:

U.S. LOGISTICS FACILITIES
Santa Clara, California(a)                     Florence, Kentucky
Denver, Colorado(a)                            Agawam, Massachusetts
Delmar (Newark), Delaware                      Houston, Texas
Suwanee, Georgia(a)                            Tustin, California(a)
Itasca, Illinois(a)                            Somerville, New Jersey
                                               Hanover Park, Illinois
NON-U.S. FACILITIES
Geel, Belgium                                  Offices, Logistics and Manufacturing Center
Edmonton, Alberta, Canada                      Offices and Logistics Center
Whitby, Ontario, Canada                        Logistics Center
Nepean, Ontario, Canada                        Offices
Markham, Ontario, Canada(a)                    Offices and Data Center
Maurepas, France                               Offices and Logistics Center
Kamen, Germany(a)                              Logistics Center
Kuala Lumpur, Malaysia(b)                      Offices and Logistics Center
Monterrey, Mexico                              Offices and Logistics Center
Loughborough, United Kingdom                   Offices, Logistics and Manufacturing Center
Zoetermeer, Netherlands                        Manufacturing and Logistics Center
Schwerte, Germany                              Manufacturing and Logistics Center
Strasbourg, France                             Offices and Logistics Center
OTHER PROPERTIES
Hampton, New Hampshire                         Corporate Offices
Fair Lawn, New Jersey                          Manufacturing
Pittsburgh, Pennsylvania(a)                    Offices, Data Center and Manufacturing
Two Rivers, Wisconsin                          Offices and Manufacturing Center
Indiana, Pennsylvania                          Manufacturing
Somerville, New Jersey                         Manufacturing
Mountain Home, Arkansas(a)                     Manufacturing
Conklin, New York                              Manufacturing

---------------

(a) Leased

(b) One property owned, three leased

ITEM 3.  LEGAL PROCEEDINGS

     There are various lawsuits and claims pending against Fisher and certain of its subsidiaries. In the opinion of Fisher's management, the Company's ultimate liability with respect to these matters, if any, will not have a material adverse effect on Fisher's results of operations and financial condition.

     The Company is subject to the jurisdiction of various regulatory agencies including, among others, the United States Food and Drug Administration and the Agency for International Development. Various governmental agencies conduct investigations from time to time to examine matters relating to the Company's operations. Some of the Company's operations involve and have involved the handling, manufacture or use of substances that are classified as toxic or hazardous substances within the meaning of applicable environmental laws. Consequently, some risk of environmental and other damage is inherent in particular operations and products of the Company as it is with other companies engaged in similar businesses, and there can be no assurance that material damage will not occur or be discovered to have occurred or be determined to be material in the future. The Company is currently involved in various stages of investigation and remediation relative to environmental protection matters. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Environmental Matters". The Company's management believes that such investigations and expenditures in connection therewith, individually and in the aggregate, will not have a material adverse effect upon the Company's results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Fisher common stock ("Common Stock") is listed on the New York Stock Exchange (the "NYSE") under the trading symbol FSH. The following table sets forth the high and low closing sale prices of the Common Stock, as reported by the NYSE for each of the quarterly periods listed:

                                                                           DIVIDENDS
                                                                            PAID PER
                                                          HIGH     LOW       SHARE
                                                          ----     ----    ---------
YEAR ENDED DECEMBER 31, 1997
     First Quarter...................................   9 13/32   8 29/64    $0.004
     Second Quarter..................................   9 1/2     7 3/32     $0.004
     Third Quarter...................................  10 11/64   9 1/16     $0.004
     Fourth Quarter..................................   9 19/32   8 7/8          --

YEAR ENDED DECEMBER 31, 1998
     First Quarter...................................  16 1/64    9 35/64        --
     Second Quarter..................................  19 7/8    12 1/8          --
     Third Quarter...................................  17 7/16   13 1/16         --
     Fourth Quarter..................................  20 3/16   14 5/16         --

YEAR ENDED DECEMBER 31, 1999
     First Quarter (through March 26, 1999)..........  20 1/16   16 3/8          --

HOLDERS

     As of March 26, 1999, there were approximately 146 holders of record of the Common Stock.

DIVIDENDS

     On January 21, 1998, in connection with the Transaction, the Company and certain of its subsidiaries entered into a Credit Agreement which restricts the Company's ability to pay cash dividends. Accordingly, the Company does not anticipate paying cash dividends on its Common Stock at any time in the foreseeable future.

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

ITEM 6.  SELECTED FINANCIAL DATA

     This summary of selected financial data for the five years in the period ended December 31, 1998 should be read in conjunction with the Financial Statements presented elsewhere herein. See Notes 1 and 3 to Financial Statements for a further discussion of the basis of presentation, principles of consolidation and defined terms.

                                                          YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                            1998        1997        1996      1995(I)       1994
                                          --------    --------    --------    --------    --------
                                                  (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Sales...................................  $2,252.3    $2,175.3    $2,144.4    $1,435.8    $1,126.7
Gross profit(a).........................     636.3       591.7       578.5       386.9       318.9
Selling, general and administrative
  expense(b)............................     503.8       518.8       483.9       334.4       255.0
Transaction-related costs(c)............      71.0          --          --          --          --
Restructuring and other charges(d)......      23.6        51.8          --        34.3          --
Loss from operations to be disposed
  of(e).................................      15.1          --          --          --          --
Income from operations..................      22.8        21.1        94.6        18.2        63.9
Interest expense........................      90.3        23.0        27.1        15.0         9.0
Income tax (benefit) provision..........     (10.8)       25.4        30.8         1.1        27.0
Net (loss) income(f)....................     (49.5)      (30.5)       36.8         3.2        35.7

SHARE DATA:
Earnings (loss) per common share(g):
     Basic..............................  $  (1.24)   $  (0.30)   $   0.40    $   0.04    $   0.45
     Diluted............................     (1.24)      (0.30)       0.38        0.04        0.44
Weighted average shares outstanding:
     Basic..............................      40.0       101.5        91.5        81.0        80.0
     Diluted............................      40.0       101.5       102.5        81.0        82.0
Dividends declared per common share.....  $     --    $  0.012    $  0.016    $  0.016    $  0.016

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital.........................  $  107.9    $  237.5    $  259.8    $  284.0    $  162.8
Total assets............................   1,357.6     1,176.5     1,262.7     1,270.5       722.5
Long-term debt(h).......................   1,022.0       267.8       281.5       446.3       128.4
Stockholders' (deficit) equity(h).......    (324.7)      347.1       386.2       226.0       218.6

---------------

(a) Gross profit in 1998 was negatively affected by $2.7 million of costs related to adjustments of certain inventory reserves due to the 1998 Restructuring Plan. Gross profit in 1997 was negatively affected by $6.7 million of costs related to adjustments of certain inventory reserves due to changes in estimates, costs attributable to the impact of the strike by employees of United Parcel Service who are members of the International Brotherhood of Teamsters (the
     "UPS strike") and the integration of Curtin Matheson
     Scientific ("CMS") into Fisher. Gross profit in 1996 and
     1995 includes $1.2 million of costs in each year associated with the revaluation of CMS and Fisons Scientific Equipment
     ("FSE") inventory acquired from Fisons plc ("Fisons").
(b) Selling, general and administrative expense in 1998, 1997, 1996 and 1995 included nonrecurring and redundant costs of $8.5 million, $29.8 million, $18.2 million and $14.5 million, respectively, primarily associated with the implementation of the 1995 Restructuring Plan (discussed below), the integration of CMS into Fisher, and management retention payments primarily related to the Transaction.
     Additionally in 1997, actions were taken to improve operating efficiencies, software write-offs and other information system-related charges associated with the Company's implementation of new global computer systems, direct costs resulting from the UPS strike, and management retention payments primarily related to the Transaction.

(c)  In connection with the Transaction, the Company recorded
     $71.0 million of expenses consisting primarily of non-cash compensation expense related to the conversion of employee stock options, the implementation of certain executive severance agreements and the grant of options to certain executives in accordance with the terms of the Transactions.
(d) In the fourth quarter of 1998, the Company recorded $23.6 million ($17.0 million, net of tax) of restructuring and other charges. The charges include asset impairment charges in the United States and Asia and personnel reductions in the United States and Europe.
     During the fourth quarter of 1997, Fisher recorded $51.8 million ($47.0 million, net of tax) of restructuring and other charges. These charges related to the closure of additional logistics and customer-service centers and related asset write-offs in the United States, personnel reductions in the United States and internationally, and the write-off of goodwill related to certain international operations.
     During the third quarter of 1995, Fisher recorded a $34.3 million ($20.3 million, net of tax) restructuring charge.
     The charge is primarily related to the elimination and in some cases relocation of certain administrative functions, a sales force reorganization, and the global consolidation of certain domestic and international logistics and customer service facilities and systems.
(e) The Company is implementing its plan relating to the Spinoff and the UniKix Sale. The 1998 results from operations of these businesses are reported as loss from operations to be disposed of.
(f) Net (loss) income in 1998, 1997, 1996 and 1995 includes the costs discussed in (a), (b), (c) and (d) above as well as $5.0 million of other expense in 1997 related to the Board's review of strategic alternatives and a loss on the sale of a non-strategic business, $2.8 million of gains realized in 1997 related to the sale of non-core assets, and $1.5 million of realized gains in 1996 related primarily to the restructuring and integration plans.
(g) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No.
     128). SFAS No. 128 establishes new standards for computing and presenting earnings per share. Earnings per share for all years presented have been restated to comply with this statement.
     On March 9, 1998, Fisher's Board of Directors declared a five-for-one stock split on the Company's Common Stock. As a result of the stock split, four additional shares of Common
     Stock were issued for each share of Common Stock held by the shareholders of record as of the close of business on March
     19, 1998. The number of shares and per-share amounts have been restated as appropriate to give effect to the stock split.
(h) In 1996, the Company issued a notice of redemption for its $125 million step-up convertible subordinated notes due
     2003. Approximately 97%, or $121.6 million, of the notes were converted into 3,463,154 shares of the Company's Common
     Stock and the remaining notes were redeemed by the Company.
     The conversion of the debt and associated accrued interest and subsequent redemption resulted in an increase in stockholders' equity and a reduction in long-term debt of approximately $125 million. In addition, the Transaction, which was consummated on January 21, 1998, resulted in a significant increase in long-term debt and a decrease in stockholders' equity.
(i) On October 17, 1995, Fisher acquired CMS and FSE from Fisons plc. The operations of CMS and FSE have been included in Fisher's financial statements from the date of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     Fisher Scientific International Inc. ("Fisher" or the "Company") was formed in September 1991. The Company's operations are conducted by wholly-owned and majority-owned subsidiaries, joint ventures, equity interests and agents, located in North and South America, Europe, the Far East, the Middle East and Africa. The Company is managed in four business segments: domestic distribution, international distribution, laboratory workstations and technology. The domestic and international distribution segments engage in the supply, marketing, service and manufacture of scientific, clinical, educational, occupational health and safety products. The laboratory workstations segment manufactures laboratory workstations and computer (LAN) furniture. Fisher's technology segment provides procurement outsourcing services and supply chain management technology and software.

     Pursuant to the Second Amended and Restated Agreement and Plan of Merger dated as of November 14, 1997, amending an Agreement and Plan of Merger dated August 7, 1997 (as amended, the "Merger Agreement") between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, "the Transaction"), which Transaction was consummated on January 21, 1998, approximately 87% of the fully diluted shares of common stock of Fisher were converted into the right to receive $9.65 per share in cash (approximately $955.0 million in the aggregate) pursuant to an election process that provided stockholders the right to elect, subject to proration, for each share of Fisher common stock held either $9.65 in cash or to retain one share of common stock, $.01 par value ("Common Stock"), in the recapitalized company. Pursuant to the Merger Agreement, vesting of all outstanding options accelerated. See Note 2 to Financial Statements.

     In December 1998, Fisher acquired 90% of Bioblock Scientific S.A. ("Bioblock"), a leading distributor of scientific and laboratory instrumentation in France in a transaction accounted for as a purchase. The remaining 10% of Bioblock was acquired by Fisher in the first quarter of 1999. In October 1995, Fisher acquired the principal businesses of the laboratory supplies division of Fisons in a transaction accounted for as a purchase. The Company purchased the outstanding stock of CMS and substantially all of the net assets of FSE. CMS is a supplier of diagnostic test kits, equipment and laboratory supplies to integrated health care organizations, managed care organizations, national and independent reference laboratories, and physicians' office laboratories where human specimens are tested for subsequent diagnosis, as well as a supplier to the scientific research community. FSE is a leading supplier of laboratory products in the United Kingdom and also serves markets throughout Europe, Africa, the Middle East and the Far East. During 1998, 1997 and 1996, Fisher made certain smaller acquisitions of laboratory products distributors and other businesses. All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in Fisher's consolidated financial statements from their respective dates of acquisition. See Note 4 to Financial Statements.

     During the fourth quarter of 1998, management decided to dispose of its technology segment, which consists of its procurement outsourcing services and supply chain management technology business (the "ProcureNet Business") and its UniKix Technology software business. In December 1998, the Company's Board of Directors approved the Spinoff and the UniKix Sale. Following the Spinoff, the Company and ProcureNet will operate as separate, stand-alone companies. As part of the Spinoff the Company and ProcureNet will enter into a transition services agreement pursuant to which Fisher will provide ProcureNet with certain management and other administrative services and ProcureNet will continue to provide Fisher and its customers third party procurement and electronic commerce support and services. It is not expected that the Spinoff will have a material impact on Fisher's business or operations. The Company currently anticipates that the consummation of the Spinoff will occur in the second quarter of 1999. See Note 5 to Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth the Company's sales and income (loss) from operations by segment:

                                                                            INCOME (LOSS) FROM
                                                   SALES                        OPERATIONS
                                       ------------------------------     -----------------------
                                         1998       1997       1996        1998    1997     1996
                                       --------   --------   --------     ------   -----   ------
Domestic distribution................  $1,830.8   $1,740.7   $1,727.4     $113.2   $85.3   $100.9
International distribution...........     417.3      403.8      383.8       (1.5)  (12.5)    (7.3)
Laboratory workstations..............     145.6      122.4      108.0       21.0    16.1      8.7
Technology...........................        --       41.0       36.7      (15.1)  (14.3)    (7.4)
Transaction-related costs............        --         --         --      (71.0)     --       --
Restructuring and other charges......        --         --         --      (23.6)  (51.8)      --
Eliminations.........................    (141.4)    (132.6)    (111.5)      (0.2)   (1.7)    (0.3)
                                       --------   --------   --------     ------   -----   ------
     Total...........................  $2,252.3   $2,175.3   $2,144.4     $ 22.8   $21.1   $ 94.6
                                       ========   ========   ========     ======   =====   ======

1998 AS COMPARED WITH 1997

  Sales

     Sales for the year ended December 31, 1998 increased 3.5% to $2,252.3 million from $2,175.3 million for the comparable period in 1997. Sales growth in Fisher's domestic distribution, international distribution, and laboratory workstations segments were partially offset by the exclusion of technology sales in reported sales for 1998. Sales in the laboratory workstations segment increased 18.9% due to internal growth and a strategic acquisition during 1998. Overall sales volume and income from operations in 1997 was negatively effected by the strike by employees of United Parcel Service ("UPS") who are members of the International Brotherhood of Teamsters (the "UPS Strike"), which occurred in August of 1997.

     As a national distributor, Fisher utilizes the services of UPS for a significant portion of its domestic shipments. Fisher believes it is one of UPS's largest customers in terms of annual revenue to the shipper. The UPS Strike negatively affected sales for the third and fourth quarters of 1997 and increased operating costs.

  Gross Profit

     Fisher's gross profit for the year ended December 31, 1998 increased 7.5% to $636.3 million from $591.7 million for the comparable period in 1997, primarily as a result of higher volume. Gross profit as a percent of sales increased to 28.3% for the year ended December 31, 1998 from 27.2% for the comparable period in 1997. Gross profit in 1997 was negatively affected by $6.7 million of charges related to adjustments to certain inventory reserves due to changes in estimates, direct costs resulting from the UPS Strike and the integration of CMS into Fisher. Gross profit in 1998 was negatively affected by $2.7 million of charges for adjustments of certain domestic and international inventory reserves related to the 1998 Restructuring Plan (discussed below). The increase in gross profit percentage largely reflects improvements in gross margins of Fisher's domestic operations and decreased inventory adjustments.

  Selling, General and Administrative Expense

     Selling, general and administrative expense for the year ended December 31, 1998 decreased 2.9% to $503.8 million from $518.8 million for the comparable period in 1997. Selling, general and administrative expense in both periods includes nonrecurring and redundant costs associated with the implementation of the 1995 Restructuring Plan (discussed below), the integration of CMS into Fisher, and management retention payments related to the Transaction. During 1997 selling, general and administrative expense included software write-offs and other information system-related charges associated with the Company's implementation of new global computer systems and direct costs resulting from the UPS Strike. Additionally, 1998 includes nonrecurring costs associated with the implementation of the 1997 Restructuring Plan. Nonrecurring integration and restructuring-related costs include costs resulting from the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other one-time and redundant costs, which will be eliminated as the integration and restructuring plans are completed. These costs are recognized as incurred. For the year ended December 31, 1998, approximately $8.5 million of such nonrecurring costs were included in selling, general and administrative expense compared with $29.8 million for the corresponding period in 1997.

     Excluding such costs, selling, general and administrative expense as a percentage of sales was 22.0% for 1998 compared with 22.5% for 1997. This decrease is principally the result of increased sales volume and the impact of excluding selling, general and administrative expense (and the related sales) from the technology segment in 1998. See discussion below. The Company has taken and is continuing to take actions to improve efficiencies and reduce this expense as a percent of sales.

     The international distribution segment continues to have significantly higher selling, general and administrative expense as a percentage of sales as compared with that of Fisher's domestic distribution segment. These higher costs are being incurred as part of a plan to develop an integrated worldwide supply capability, the benefit of which has not been fully realized.

  Transaction-Related Costs

     In connection with the Transaction, the Company recorded $71.0 million of expenses consisting primarily of non-cash compensation expense relating to the conversion of employee stock options, the implementation of certain executive severance agreements and the grant of options to certain executives in accordance with the terms of the Transaction.

  Restructuring and Other Charges

     In the fourth quarter of 1998, the Company recorded $23.6 million of restructuring and other charges which included $26.5 million of charges related to the 1998 Restructuring Plan and $2.9 million of reversals for adjustments to prior period restructuring charges due to revised estimates. The 1998 Restructuring was adopted in December 1998 and affects the Company's domestic and international distribution segments. The charges include asset impairment charges internationally attributable to the economic slow-down in the Far East and write-offs of information systems as a result of the Company's global information system strategy. The charges also include employee separation and other exit costs due to a restructuring in Europe and a restructuring domestically of the Company's management team and selected components of its sales force. Implementation of the 1998 Restructuring Plan is expected to be completed and the related accrual substantially expended by the end of 1999.

     Following the execution of the Merger Agreement, during the fourth quarter of 1997 in conjunction with the annual business planning process, the Company evaluated its business strategy for both its domestic and international operations and, as a result, adopted the 1997 Restructuring Plan and recorded restructuring and other charges of $51.8 million. The charges include costs associated with the closure of additional logistics and customer-service centers and related asset write-offs in the United States and internationally, the write-off of goodwill related to certain international operations and the write-off of systems-related assets. During 1998 the Company continued to close additional logistics and customer-service centers in an orderly fashion, in conjunction with the original plan. The 1997 Restructuring Plan is expected to be substantially completed and the original accruals expended by the end of 2000.

  Loss From Operations To Be Disposed Of

     As discussed above, Management plans to dispose of its technology segment. Accordingly, the 1998 results of operations of this segment are reported separately in the statement of operations. The loss includes $1.3 million of asset write-offs and $1.3 million of severance and other exit costs, all related to a restructuring plan in contemplation of the disposal of the businesses.

  Income from Operations

     Income from operations for the year ended December 31, 1998 increased to $22.8 million from $21.1 million for the comparable period in 1997 primarily due to the items discussed above. Income from operations as a percent of sales remained the same at 1.0% for the year ended December 31, 1998 as compared with the same period in 1997. Excluding Transaction-related, restructuring and other charges and nonrecurring costs of $108.4 million and $88.3 million for 1998 and 1997, respectively, income from operations for the year ending December 31, 1998 increased to $131.2 million from $109.4 million in 1997.

  Interest Expense

     Interest expense for the year ended December 31, 1998 increased by $67.3 to $90.3 million from $23.0 million for the comparable period in 1997. The increase is the result of additional indebtedness resulting from the Transaction as well as $6.5 million of charges related to the consummation of the Transaction, including one-time bank commitment fees, the write-off of unamortized financing costs related to long-term debt refinanced and the loss on the sale of accounts receivable.

  Other (Income) Expense, net

     Other (income) expense, net for the year ended December 31, 1998 increased to $7.2 million of income from $3.2 million of expense for the comparable period in 1997. The increase in income is due to increased interest income resulting from the timing of cash received from the Transaction and certain unusual expenses in 1997 including $5.0 million of fees and expenses related to the Board of Directors' review of strategic alternatives and a loss on the sale of a non-strategic business.

  Income Tax (Benefit) Provision

     The income tax (benefit) provision was ($10.8) million for the year ended December 31, 1998 compared with $25.4 million for the comparable period in 1997. The effective tax rate was 18% for 1998, decreasing significantly compared with that of 1997. The 1997 effective tax rate was unusually high due to foreign losses for which no tax benefits were currently being provided, the write-off of previously recognized foreign tax benefits, and non-deductible fees and expenses incurred in connection with the Board's review of strategic alternatives. The effective tax rate for 1998 is primarily the result of reductions in domestic pretax income due to the additional interest expense incurred as a result of the Transaction and foreign losses for which no tax benefit was recorded.

  Net Income (Loss)

     Net income (loss) for the year ended December 31, 1998 decreased to a loss of $49.5 million from a loss of $30.5 million during the comparable period in 1997. These changes are due to the factors discussed above.

1997 AS COMPARED WITH 1996

  Sales

     Sales for the year ended December 31, 1997 increased 1.4% to $2,175.3 million from $2,144.4 million for the comparable period in 1996 due to sales growth in all segments and the inclusion of sales of operations acquired in the fourth quarter of 1996 (UniKix Technologies and a laboratory products distributor in Mexico). Sales growth in the domestic distribution segment slowed due to decreased sales to the U.S. clinical laboratory market and the impact of the strike by employees of United Parcel Service ("UPS") who are members of the International Brotherhood of Teamsters (the "UPS Strike"), which occurred in August 1997.

     As a national distributor, Fisher utilizes the services of UPS for a significant portion of its domestic shipments. In 1997, Fisher was one of UPS's largest customers in terms of annual revenue to the shipper. The UPS Strike significantly reduced sales for the third and fourth quarters of 1997 and increased operating costs.

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

  Selling, General and Administrative Expense

     Selling, general and administrative expense for the year ended December 31, 1997 increased 7.2% to $518.8 million from $483.9 million for the comparable period in 1996. Selling, general and administrative expense in both periods includes nonrecurring and redundant costs associated with the implementation of the 1995 Restructuring Plan (defined below), the integration of CMS into Fisher, and, in 1997, software write-offs and other information system-related charges associated with the Company's implementation of new global computer systems, direct costs resulting from the UPS Strike, and management retention payments related primarily to the Transaction. Nonrecurring integration and restructuring-related costs include costs resulting from the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other one-time and redundant costs, which will be eliminated as the integration and restructuring plans are completed. These costs were recognized as incurred. For the year ended December 31, 1997, approximately $29.8 million of such nonrecurring costs were included in selling, general and administrative expense compared with $18.2 million for the corresponding periods in 1996.

     Excluding nonrecurring costs, selling, general and administrative expense as a percentage of sales was 22.5% for 1997 compared with 21.7% for 1996. This increase is primarily due to lower than expected sales volume without a corresponding decrease in expense. The Company has taken actions to improve efficiencies and reduce this expense as a percent of sales.

     The international distribution segment continued to have significantly higher selling, general and administrative expense as a percentage of sales as compared with that of Fisher's domestic distribution segment.

  Restructuring and Other Charges

     Following the execution of the Merger Agreement, during the fourth quarter of 1997 in conjunction with the annual business planning process, the Company evaluated its business strategy for both its domestic and international operations and, as a result, adopted the 1997 restructuring plan and recorded restructuring and other charges of $51.8 million. The charges include costs associated with the closure of additional logistics and customer-service centers and related asset write-offs in the United States and internationally, the write-off of goodwill related to certain international operations and the write-off of systems-related assets. During 1998 the Company continued to close additional logistics and customer-service centers in an orderly fashion, in conjunction with the original plan. The 1997 restructuring plan is expected to be substantially completed and the original accruals expended by the end of 2000.

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

  Other (Income) Expense, net

     Other (income) expense, net for the year ended December 31, 1997 decreased to $3.2 million of expense from $0.1 million of income for the comparable period in 1996. The increase in expense for the year was primarily due to foreign exchange losses, $5.0 million of fees and expenses related to the Board of Directors' review of strategic alternatives and a loss on the sale of non-strategic business, offset by $2.8 million of gains on sales of non-core assets.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1998, the Company's operations generated $149.9 million of cash compared with $46.1 million in 1997. This increase in cash provided by operating activities primarily reflects an increase in net income adjusted for noncash items, coupled with an increase in cash flows from changes in working capital. The net increase in cash flows from changes in working capital is due to changes in accounts payable and accrued and other current liabilities partially offset by changes in inventories. The payables and accruals change is primarily due to the timing of accounts payable payments, reduced payments of accrued compensation and increased accrued interest as a result of the Transaction. The decreased cash flow from changes in inventories is due to efforts in 1997 to decrease inventory levels which had increased in 1996 due to the integration of CMS into Fisher.

     The Company's operating working capital (defined as receivables plus inventories less accounts payable and accrued liabilities) decreased to $(7.0) million at December 31, 1998 from $185.7 million at December 31, 1997. This decrease is primarily due to decreases in receivables and increases in payables and accruals. The decrease in receivables is primarily the result of the sale of receivables under the receivables securitization, discussed below. The increases in accounts payable and accrued liabilities are principally attributable to the timing of payments, accrued interest associated with the new debt resulting from the Transaction and accruals recorded as part of the 1998 Restructuring Plan. Excluding the effect, if any, of future acquisitions and anticipated temporarily higher levels of inventory as the Company stocks up in anticipation of higher demand related to Year 2000 (see below) and as it completes the consolidation and relocation of certain of its logistical facilities in North America, the Company's working capital requirements are not anticipated to increase in 1999.

     During the year ended December 31, 1998, the Company used $231.8 million for investing activities compared with $50.7 million for the same period in 1997. The increase in cash used for investing activities is primarily attributable to acquisitions. During 1998 the Company completed five acquisitions, the largest of which was Bioblock for approximately $138 million. The acquisitions were funded with cash flow from operations and $187 million of net proceeds from new debt issued in November 1998. During the years ended December 31, 1998 and 1997, the Company made capital expenditures of $67.2 million and $59.2 million, respectively. The increase is due to the Company's continued investments in logistical facilities in North America and global computer systems. The decrease in proceeds from the sale of property, plant and equipment is due to the receipt of proceeds in 1997 from the sale of non-core fixed assets. Capital expenditures in 1999 are expected to be at a similar level as 1998 as the Company continues its consolidation and relocation of logistical facilities in North America. The Company's capital expenditures were primarily funded by the Company's cash on hand, cash provided by operating activities and financing activities.

     Cash provided by financing activities was $129.3 million in 1998 compared with cash used in financing activities of $1.9 million in 1997. This change is primarily due to an increase of $861.0 million in net long-term debt proceeds, including proceeds from a receivables securitization, attributable to the Transaction and the November 1998 notes offering.

     In January 1999, the Company spent $14 million to purchase the majority of the remaining 10% of Bioblock stock outstanding. The Company also acquired Columbia Diagnostics Inc., a Virginia-based provider of laboratory products and supplies to the healthcare industry, and Structured Computer Systems, a Connecticut-based provider of procurement and materials management solutions to businesses, for total cash consideration of approximately $25 million. The Company intends to continue to pursue acquisitions of complementary businesses that will enhance growth and profitability. The Company currently has no commitment, understanding or arrangement relating to any material acquisition.

     Fisher expects that 1999 cash flows from operations, together with cash on hand and funds available under the new debt financing arrangement entered into as part of the Transaction, will be sufficient to meet ongoing operating and capital expenditure requirements.

  Restructuring and Other Charges

     In the fourth quarter of 1998, the Company recorded $23.6 million of restructuring and other charges which included $26.5 million of charges related to the 1998 Restructuring Plan and $2.9 million of reversals for adjustments to prior period restructuring charges due to revised estimates. The 1998 Restructuring was adopted in December 1998 and affects the Company's domestic and international distribution segments. The charges include asset impairment charges internationally attributable to the economic slow-down in the Far East and write-offs of information systems as a result of the Company's global information system strategy. The charges also include employee separation and other exit costs due to a restructuring in Europe and a restructuring domestically of the Company's management team and selected components of its sales force. The 1998 charges consist of $13.6 million related to noncash asset impairments, $12.0 million of accruals for employee separation arrangements and $0.9 million of exit costs. Upon completion of the 1998 Restructuring Plan, the Company expects an improvement in annual pre-tax profitability in excess of $6 million. The 1998 Restructuring Plan is expected to be completed and the related accruals substantially expended by the end of 1999. See "Cautionary Factors Regarding Forward-Looking Statements."

     Following execution of the Merger Agreement, during the fourth quarter of 1997 in conjunction with the annual business planning process, the Company evaluated its business strategy for both its domestic and international operations, and, as a result, adopted the 1997 Restructuring Plan and recorded restructuring and other charges of $51.8 million. The charges include costs associated with the closure of additional logistics and customer-service centers and related asset write-offs in the United States and internationally, the write-off of goodwill related to certain international operations and the write-off of systems-related assets. The restructuring and other charges consist of $38.3 million related to noncash asset impairments, $9.1 million of accruals for employee separation arrangements and $4.4 million of exit costs. During 1998 the Company continued to close additional logistics and customer-service centers in an orderly fashion, in conjunction with the original plan. The 1997 Restructuring Plan is expected to be substantially completed and the original accruals expended by the end of 2000.

     As previously noted, in 1995 the Company recorded a pre-tax restructuring charge of $34.3 million, of which approximately $18 million consisted of noncash charges and approximately $16 million consisted of accrued cash charges related to separation arrangements and exit costs related to consolidation efforts. The 1995 Restructuring Plan is expected to be completed in conjunction with the 1997 Restructuring Plan. Fisher expects cash expenditures in 1999 related to these plans to approximate $4 million, which will be paid from available funds. Cash expenditures in 1998 and 1997 were approximately $6 million and $2 million, respectively. Certain costs resulting from the temporary duplication of certain operations, relocation of inventory, relocation of employees, hiring and training new employees, other start-up costs and redundant costs, which are expected to be eliminated as the plan is implemented, are not included in the restructuring charge and were recognized in income from operations as incurred. Upon completion of the 1995 and 1997 Restructuring Plans and the integration of CMS into Fisher, the Company expects an improvement in annual pretax profitability in excess of $25 million. See "Cautionary Factors Regarding Forward-Looking Statements".

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

     The Company's Fair Lawn and Somerville, New Jersey, facilities are the subject of administrative consent orders, issued pursuant to New Jersey's Environmental Clean-Up and Responsibility Act ("ECRA") (now called the Industrial Site Recovery Act ("ISRA")), in connection with prior transfers of a controlling interest in the Company, which require that certain remediation and other activities be undertaken at these sites. The Fair Lawn facility is also part of a site listed on the "Superfund" National Priority List under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Fisher has also been notified that it is among the potentially responsible parties under CERCLA or similar state laws for the costs of investigating and/or remediating contamination caused by hazardous materials at certain other sites. The Company's non-Superfund liabilities for environmental matters are principally related to compliance with ECRA/ISRA administrative consent orders and other environmental regulatory requirements such as the Clean Air Act, the Clean Water Act and other generally applicable requirements.

     The potential costs related to environmental matters and the possible impact on future operations are difficult to predict given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company's responsibility. However, such costs could be material. Accruals for environmental liabilities are recorded, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon reports prepared by environmental specialists, management's knowledge to date and its experience with the foregoing environmental matters, and include potential costs for investigation, remediation, operation and maintenance of cleanup sites and related capital expenditures. Accrued liabilities for environmental matters were $34.2 million and $35.1 million at December 31, 1998 and 1997, respectively. Although these amounts do not include third-party recoveries, certain sites may be subject to indemnification. The Company has accounted for environmental liabilities in accordance with Accounting Standards Statement of Position 96-1, "Environmental Remediation Liabilities," which addresses accounting and reporting for environmental remediation liabilities. Management believes this accrual is adequate for the environmental liabilities expected to be incurred and, as a result, believes that the ultimate liability incurred with respect to environmental matters will not have a material adverse effect on the Company's financial statements or results of operations. However, future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, or changes in the conduct of Fisher's operations, may give rise to additional compliance costs which could have a material adverse effect on the Company's financial statements.

  Dividends

     On January 21, 1998, in connection with the Transaction, the Company and certain of its subsidiaries entered into a Credit Agreement which restricts the Company's ability to pay future dividends. Accordingly, the Company does not anticipate paying cash dividends on its Common Stock at any time in the future.

  Financial Condition

     At December 31, 1998, current assets decreased $31.3 million from December 31, 1997, with reductions in accounts receivable of $91.5 million offset by increases in cash and cash equivalents of $47.4 million. The decrease in accounts receivable is primarily due to the sale of certain of the Company's accounts receivables under a receivables securitization. Increased cash and cash equivalents at December 31, 1998 was a result of excess proceeds from the $200 million 9% Notes issued in November 1998, $39 million of which was used for acquisitions in January 1999.

     Current liabilities increased by $98.3 million from December 31, 1997 primarily due to an increase of $46.5 million in accounts payable and an increase of $51.8 million in accrued and other current liabilities related to the timing of accounts payable payments, increased accrued interest relating to the additional indebtedness associated with the Transaction and additional accruals recorded as part of the 1998 Restructuring Plan. Long-term debt increased by $754.2 million due to additional indebtedness as a result of the Transaction and the 9% Notes issued in November 1998. Stockholders' equity at December 31, 1998 is a deficit of $324.7 million as a result of the Transaction.

EUROPEAN ECONOMIC AND MONETARY UNION

     The Company conducts business in many of the 11 countries which have agreed to join the European Economic and Monetary Union (the "EMU") and, among other things, adopt a single currency called the Euro. On January 1, 1999, a three-year transition period for the Euro began and the conversion rates between the Euro and the national currencies were fixed. Business enterprises have the option of switching to the single currency at any time prior to January 1, 2002. In connection with the upgrade of its management information systems, the Company is incorporating the necessary changes to allow it to conduct business in Euros and the national currencies during the transition period and entirely in Euros thereafter. The Company is not able to estimate or segregate the costs relating to the conversion to the Euro, but management does not believe that such costs are material. The Company does not anticipate that the conversion to the Euro will have a material impact on its future results of operations.

ACCOUNTING PRONOUNCEMENTS

     During 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements and requires companies to disclose comprehensive income as part of the basic financial statements. SFAS No. 131 establishes standards for reporting information on operating segments in financial statements. The Company has adopted SFAS No. 130 during the first quarter of 1998 and SFAS No. 131 during the fourth quarter of 1998.

     In February 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" (SFAS No. 132). SFAS No. 132 addresses disclosures only and supersedes the disclosure requirements in SFAS No. 87 "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company adopted SFAS No. 132 in the fourth quarter of 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity," which will be effective for the fiscal year beginning January 1, 2000. Management does not anticipate that the adoption of this statement will have a material effect on the Company's financial statements.

     During 1998, the Accounting Standards Executive Committee of the AICPA (AcSEC) released Statement of Position 98-1 (SOP 98-1) "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," and Statement of Position 98-5 (SOP 98-5) "Reporting on the Cost of Start-Up Activities." SOP 98-1 requires the capitalization of certain costs related to the development of software for internal use, and SOP 98-5 requires entities to expense, as incurred, costs associated with start-up activities. Both standards will be effective for the Company during fiscal year 1999. The Company is essentially complying with these new standards and therefore does not expect their implementation in 1999 to have a material effect on the Company's financial statements.

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

DEPENDENCE ON INFORMATION SYSTEMS; SYSTEMS CONVERSION; YEAR 2000 ISSUE

     The statements in the following section include "Year 2000 readiness disclosure" within the meaning of Year 2000 Information and Readiness Disclosure Act.

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

     First, the applications and other software supporting each business unit has been inventoried and analyzed and then planned for either: (a) confirmation as Year 2000 compliant, (b) upgrade to a Year 2000 compliant version, (c) remediation to become Year 2000 compliant or (d) replacement by other software which provides Year 2000 compliance and other benefits. For example, certain of the financial applications supporting the U.S. distribution business have been replaced by Oracle software; most of the remaining software (including all remaining essential core software applications) supporting the U.S. distribution businesses have been remediated, tested by software professionals and end-users, and implemented in regular business operations. A limited number of other software applications are scheduled for upgrade or replacement prior to June 30, 1999.

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

     Third, the Company has initiated programs to identify those suppliers whose own systems could lead to delays or interruptions in supply, either because of Year 2000 non-compliance or because of the necessity of extensive systems upgrades or replacements to avoid Year 2000 issues. The Company is addressing such system changes by suppliers, where appropriate, by adjusting inventory levels and order lead times to ameliorate any delays or interruptions of product supply to the Company's customers and is developing similar contingency plans, on a supplier-specific basis to assure availability of products from suppliers making future systems changes or not providing adequate assurances of readiness to fill orders at the beginning of 2000 and in order to prevent or reduce any adverse effect on fill rates to the Company's customers.

     Fourth, with particular regard to Electronic Data Interchange ("EDI"), the Company has developed plans to work with trading partners, including both suppliers and customers, to either work around the requirement for six digit date fields in the prior EDI standards or to migrate, with the trading partner, to ANSI version 4010, which employs eight digit date fields. The Company has begun exchanging ANSI Version 4010 transactions with customers and has identified many of the customers who plan to migrate to Version 4010 and many of the customers who plan to remain on earlier levels, windowing the transmitted six digit date at both ends and recognizing the correct year. The Company is scheduling test sessions with customers requesting either migration to Version 4010 or testing of Year 2000 compliance of such windowing. The Company will schedule similar testings of suppliers during the second and third quarters.

     Fifth, the Company is implementing a project involving testing, with available test software, personal computers and associated software at various Company locations, followed by upgrade or replacement where appropriate. In addition, the Company is implementing projects which include inventory, identification, assessment (through vendor contacts, testing or both), planning, implementation (replacement, repair or upgrade) and testing of manufacturing equipment, environmental control equipment, elevators, security systems, telecommunications software, and equipment and similar purchased equipment, software, and systems. While this portion of the overall program is targeted for completion by June 30, 1999, it is currently anticipated that a limited amount of this activity of certain of the Company's sites would remain incomplete until a date no later than September 1999. Contingency plans may be developed to work around these sites not fully compliant by June 30, 1999.

     With regard to financial cost, implementation of the program has resulted in and will continue to result in significant time expenditure by Company personnel and outside software and equipment providers and some expenditures for equipment and software upgrades and replacements. Because many of these efforts have been designed to achieve other functional or systems improvements, in addition to Year 2000 compliance, and are being carried out by operational personnel within each business unit, it is difficult to allocate particular funding levels solely to the Year 2000 compliance activities. In general, however, the Company has spent $3.3 million in operating expenses and $27.6 million in capital expenditures on Year 2000 activities to date and estimates incurring an additional $4.2 million in operating expenses and $10.2 million in capital expenditures to complete its Year 2000 programs.

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

     The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure", the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

CONTROL OF THE COMPANY

     As a result of the Transaction, certain affiliates of THL ("THL Entities"), Chase Equity Associates, L.P. ("Chase Equity"), Merrill Lynch & Co. ("Merrill Lynch") and DLJ Merchant Banking Partners II, L.P. and certain of its affiliates ("DLJMB" and, together with the THL Entities, Chase Equity and Merrill Lynch, the "Equity Investors") own 78.4% of the issued and outstanding Fisher Common Stock, with the THL Entities owning 55.8% of such outstanding stock. Accordingly, the Equity Investors control the Company and have the power to elect a majority of its directors, appoint new management and approve any action requiring the approval of the holders of recapitalized Fisher Common Stock, including adopting amendments to the Company's certificate of incorporation and approving mergers or sales of substantially all of the Company's assets. In connection with the Transaction, the Equity Investors and certain members of management entered into an Investor's Agreement dated January 21, 1998, as amended March 29, 1999 (the "Investor's Agreement"). The Investor's Agreement provides that the Board of Directors of the Company will comprise at least 9, but not more than 10 directors, four of whom will be appointed by the THL Entities, one of whom will be appointed by DLJMB, one of whom will be Mr. Paul
M. Montrone and one of whom will be Mr. Paul M. Meister. The directors elected pursuant to the Investors' Agreement will have the authority to make decisions affecting the capital structure of the Company, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. There can be no assurance that the interests of the Equity Investors will not conflict with the interests of the other shareholders.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company operates manufacturing and logistical facilities as well as offices around the world and utilizes fixed and floating rate debt to finance its global operations. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes the political and economic risks related to its foreign operations are mitigated due to the stability of the countries in which its largest foreign operations are located.

     In the normal course of business, the Company uses derivative financial instruments including interest rate swaps and foreign currency forward exchange contracts to manage its market risks. Additional information regarding the Company's financial instruments is contained in Notes 6 and 12 to the financial statements. The Company's objective in managing its exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower its overall borrowing costs. The Company's objective in managing its exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flow associated with such changes. The Company's principal currency exposures are in the major European currencies and in Canadian currency. The Company does not hold derivatives for trading purposes.

     The Company measures its market risk, related to its holdings of financial instruments based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest and currency exchange rates. The Company used December 31, 1998 market rates on its financial instruments to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits were not included in the analysis.

     The Company's primary interest rate exposures relate to its cash, fixed and variable rate debt and interest rate swaps. The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates does not have a material impact on the fair values, cash flows or earnings of the Company.

     The Company's primary currency rate exposures are to its foreign denominated debt, intercompany debt, cash and foreign currency forward exchange contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in the currency exchange rates does not have a material impact on the fair values, cash flows or earnings of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGES
                                                              -----
Independent Auditors' Report................................   27
Statements of Operations for the years ended December 31,
  1998, 1997 and 1996.......................................   28
Balance Sheets at December 31, 1998 and 1997................   29
Statements of Cash Flows for the years ended December 31,
  1998, 1997 and 1996.......................................   30
Statements of Changes in Stockholders' (Deficit) Equity and
  Comprehensive Income for the years ended December 31,
  1998, 1997 and 1996.......................................   31
Notes to Financial Statements...............................   32

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Fisher Scientific International Inc.:

     We have audited the accompanying balance sheets of Fisher Scientific International Inc. and subsidiaries as of December 31, 1998 and 1997, and the related statements of operations, cash flows, and changes in stockholders' (deficit) equity and comprehensive income for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Fisher Scientific International Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

New York, New York
February 26, 1999

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
Sales.......................................................  $2,252.3    $2,175.3    $2,144.4
Cost of sales...............................................   1,616.0     1,583.6     1,565.9
Selling, general and administrative expense.................     503.8       518.8       483.9
Transaction-related costs...................................      71.0          --          --
Restructuring and other charges.............................      23.6        51.8          --
Loss from operations to be disposed of......................      15.1          --          --
                                                              --------    --------    --------
Income from operations......................................      22.8        21.1        94.6
Interest expense............................................      90.3        23.0        27.1
Other (income) expense, net.................................      (7.2)        3.2        (0.1)
                                                              --------    --------    --------
(Loss) income before income taxes...........................     (60.3)       (5.1)       67.6
Income tax (benefit) provision..............................     (10.8)       25.4        30.8
                                                              --------    --------    --------
Net (loss) income...........................................  $  (49.5)   $  (30.5)   $   36.8
                                                              ========    ========    ========
Net (loss) income per common share:
     Basic..................................................  $  (1.24)   $  (0.30)   $   0.40
                                                              ========    ========    ========
     Diluted................................................  $  (1.24)   $  (0.30)   $   0.38
                                                              ========    ========    ========

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                 BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                                ----      --------
                                      ASSETS
Current assets:
     Cash and cash equivalents..............................  $   65.6    $   18.2
     Receivables, net.......................................     205.6       297.1
     Inventories............................................     220.9       223.8
     Other current assets...................................      69.0        53.3
                                                              --------    --------
          Total current assets..............................     561.1       592.4
Property, plant and equipment, net..........................     246.0       223.6
Goodwill....................................................     385.9       251.4
Other assets................................................     149.9       109.1
Net assets from operations to be disposed of................      14.7          --
                                                              --------    --------
          Total assets......................................  $1,357.6    $1,176.5
                                                              ========    ========

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Short-term debt........................................  $   19.7    $   19.7
     Accounts payable.......................................     246.3       199.8
     Accrued and other current liabilities..................     187.2       135.4
                                                              --------    --------
          Total current liabilities.........................     453.2       354.9
Long-term debt..............................................   1,022.0       267.8
Other liabilities...........................................     207.1       206.7
                                                              --------    --------
          Total liabilities.................................   1,682.3       829.4
                                                              --------    --------
Commitments and contingencies (Note 14)
Stockholders' (deficit) equity:
     Preferred stock ($.01 par value; 15,000,000 shares
      authorized, none outstanding).........................        --          --
     Common stock ($.01 par value; 100,000,000 shares
      authorized; 40,034,150, and 101,783,820 shares issued
      and outstanding at December 31, 1998 and 1997,
      respectively).........................................       0.4         0.2
Capital in excess of par value..............................     313.3       278.9
Retained (deficit) earnings.................................    (618.2)       96.7
Accumulated other comprehensive income......................     (19.7)      (22.6)
Treasury stock, at cost, 39,785 shares at December 31,
  1998......................................................      (0.5)         --
Other.......................................................        --        (6.1)
                                                              --------    --------
          Total stockholders' (deficit) equity..............    (324.7)      347.1
                                                              --------    --------
          Total liabilities and stockholders' (deficit)
           equity...........................................  $1,357.6    $1,176.5
                                                              ========    ========

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998       1997      1996
                                                              ------     ------     -----
Cash flows from operating activities:
     Net (loss) income......................................  $(49.5)    $(30.5)    $36.8
     Adjustments to reconcile net (loss) income to cash
       provided by operating activities:
       Transaction-related costs............................    70.5         --        --
       Restructuring and other charges, net of cash
          expended..........................................    23.6       51.6        --
       Depreciation and amortization........................    53.0       47.0      44.6
       Loss (gain) on sale of property, plant and equipment,
          and write-off of assets...........................    (2.5)       0.9      (3.0)
       Gain on sale of business and investments.............      --       (0.7)       --
       Deferred income taxes................................   (17.8)      (1.3)     12.3
     Changes in working capital:
       Receivables, net.....................................     2.3       22.0     (22.3)
       Inventories..........................................    10.8       32.0     (13.7)
       Other current assets.................................    (4.6)       4.1       9.4
       Accounts payable.....................................    45.3      (41.7)     12.3
       Accrued and other current liabilities................    33.2      (14.8)    (22.1)
     Net cash flow from operations to be disposed of........     0.4         --        --
     Other assets and liabilities...........................   (14.8)     (22.5)     (5.3)
                                                              ------     ------     -----
          Cash provided by operating activities.............   149.9       46.1      49.0
                                                              ------     ------     -----
Cash flows from investing activities:
     Acquisitions, net of cash acquired.....................  (172.7)     (11.6)    (10.4)
     Capital expenditures...................................   (67.2)     (59.2)    (40.7)
     Proceeds from sale of property, plant and equipment....     8.1       19.1       6.9
     Marketable securities proceeds and maturities..........      --        7.8       3.0
     Other..................................................      --       (6.8)     (0.8)
                                                              ------     ------     -----
          Cash used in investing activities.................  (231.8)     (50.7)    (42.0)
                                                              ------     ------     -----
Cash flows from financing activities:
     Common stock repurchased and conversion of stock to
       cash.................................................  (955.1)        --        --
     Proceeds from common stock sold to FSI.................   303.0         --        --
     Financing-related fees and expenses....................   (72.2)        --        --
     Proceeds from accounts receivable securitization,
       net..................................................   105.2         --        --
     Long-term debt proceeds................................   958.8      107.3      29.8
     Long-term debt payments................................  (210.4)    (114.7)    (82.2)
     Proceeds from sale of common stock.....................     0.5         --        --
     Acquisition of treasury stock..........................    (0.5)        --        --
     Proceeds from stock options exercised..................      --        6.7       7.9
     Dividends paid.........................................      --       (1.2)     (1.5)
                                                              ------     ------     -----
          Cash provided by (used in) financing activities...   129.3       (1.9)    (46.0)
                                                              ------     ------     -----
Net change in cash and cash equivalents.....................    47.4       (6.5)    (39.0)
Cash and cash equivalents -- beginning of year..............    18.2       24.7      63.7
                                                              ------     ------     -----
Cash and cash equivalents -- end of year....................  $ 65.6     $ 18.2     $24.7
                                                              ======     ======     =====
Supplemental Cash Flow Information:
     Cash paid during the year for:
       Income taxes.........................................  $  7.7     $ 19.6     $10.7
                                                              ======     ======     =====
       Interest.............................................  $ 64.3     $ 23.0     $27.7
                                                              ======     ======     =====

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                        EQUITY AND COMPREHENSIVE INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                            CAPITAL                                               ACCUMULATED
                                              IN          SHARES      SHARES TO BE   RETAINED        OTHER
                                  COMMON   EXCESS OF   DEPOSITED IN   DISTRIBUTED    EARNINGS    COMPREHENSIVE   TREASURY
                                  STOCK    PAR VALUE      TRUST        FROM TRUST    (DEFICIT)      INCOME        STOCK      TOTAL
                                  ------   ---------   ------------   ------------   ---------   -------------   --------   -------
Balance, December 31, 1995......  $ 0.2     $ 135.5       $   --         $  --        $  93.1       $  (2.8)      $  --     $ 226.0
Comprehensive income (loss):
  Net income....................     --          --           --            --           36.8            --          --        36.8
  Foreign currency translation
    adjustment..................     --          --           --            --             --          (4.3)         --        (4.3)
  Subtotal-comprehensive
    income......................     --          --           --            --             --            --          --          --
  Proceeds from stock options...     --         7.9           --            --             --            --          --         7.9
  Tax benefit from exercise of
    stock options...............     --         1.9           --            --             --            --          --         1.9
  Dividends ($0.08 per share)...     --          --           --            --           (1.5)           --          --        (1.5)
  Conversion of Convertible
    Subordinated Notes..........     --       125.4           --            --             --            --          --       125.4
  Shares deposited in trust.....     --          --         (6.0)           --             --            --          --        (6.0)
                                  -----     -------       ------         -----        -------       -------       -----     -------
Balance, December 31, 1996......    0.2       270.7         (6.0)           --          128.4          (7.1)         --       386.2
Comprehensive income (loss):
  Net loss......................     --          --           --            --          (30.5)           --          --       (30.5)
  Foreign currency translation
    adjustment..................     --          --           --            --             --         (14.5)         --       (14.5)
  Minimum pension liability.....     --          --           --            --             --          (1.0)         --        (1.0)
  Subtotal-comprehensive
    (loss)......................     --          --           --            --             --            --          --          --
  Proceeds from stock options...     --         6.7           --            --             --            --          --         6.7
  Tax benefit from exercise of
    stock options...............     --         1.5           --            --             --            --          --         1.5
  Dividends ($0.06 per share)...     --          --           --            --           (1.2)           --          --        (1.2)
  Shares deposited in trust.....     --          --         (0.1)           --             --            --          --        (0.1)
                                  -----     -------       ------         -----        -------       -------       -----     -------
Balance, December 31, 1997......    0.2       278.9         (6.1)           --           96.7         (22.6)         --       347.1
Comprehensive income (loss):
  Net loss......................     --          --           --            --          (49.5)           --          --       (49.5)
  Foreign currency translation
    adjustment..................     --          --           --            --             --           2.9          --         2.9
  Subtotal-comprehensive
    (loss)......................     --          --           --            --             --            --          --          --
  Five-for-one stock split......    0.3        (0.3)          --            --             --            --          --          --
  Common stock issued...........     --         0.5           --            --             --            --          --         0.5
  Shares held in Treasury.......     --          --           --            --             --            --        (0.5)       (0.5)
  Reversal of changes in market
    value of common stock held
    in trust....................     --          --          4.3            --             --            --          --         4.3
  Reclass from other
    liabilities.................     --          --           --          29.8             --            --          --        29.8
  Transaction-related activity:
    Common stock repurchased and
      conversion of options to
      cash......................   (0.2)     (268.7)          --            --         (686.2)           --          --      (955.1)
  Shares deposited in trust.....     --          --        (28.0)           --             --            --          --       (28.0)
  Equity contribution by FSI....    0.1       302.9           --            --             --            --          --       303.0
  Proceeds from stock options...     --          --           --            --           55.7            --          --        55.7
  Recapitalization fees and
    expenses....................     --          --           --            --          (34.9)           --          --       (34.9)
                                  -----     -------       ------         -----        -------       -------       -----     -------
Balance, December 31, 1998......  $ 0.4     $ 313.3       $(29.8)        $29.8        $(618.2)      $ (19.7)      $(0.5)    $(324.7)
                                  =====     =======       ======         =====        =======       =======       =====     =======

                                    SUBTOTAL
                                  COMPREHENSIVE
                                     INCOME
                                     (LOSS)
                                  -------------
Balance, December 31, 1995......
Comprehensive income (loss):
  Net income....................     $ 36.8
  Foreign currency translation
    adjustment..................       (4.3)
                                     ------
  Subtotal-comprehensive
    income......................     $ 32.5
                                     ======
  Proceeds from stock options...
  Tax benefit from exercise of
    stock options...............
  Dividends ($0.08 per share)...
  Conversion of Convertible
    Subordinated Notes..........
  Shares deposited in trust.....
Balance, December 31, 1996......
Comprehensive income (loss):
  Net loss......................     $(30.5)
  Foreign currency translation
    adjustment..................      (14.5)
  Minimum pension liability.....       (1.0)
                                     ------
  Subtotal-comprehensive
    (loss)......................     $(46.0)
                                     ======
  Proceeds from stock options...
  Tax benefit from exercise of
    stock options...............
  Dividends ($0.06 per share)...
  Shares deposited in trust.....
Balance, December 31, 1997......
Comprehensive income (loss):
  Net loss......................     $(49.5)
  Foreign currency translation
    adjustment..................        2.9
                                     ------
  Subtotal-comprehensive
    (loss)......................     $(46.6)
                                     ======
  Five-for-one stock split......
  Common stock issued...........
  Shares held in Treasury.......
  Reversal of changes in market
    value of common stock held
    in trust....................
  Reclass from other
    liabilities.................
  Transaction-related activity:
    Common stock repurchased and
      conversion of options to
      cash......................
  Shares deposited in trust.....
  Equity contribution by FSI....
  Proceeds from stock options...
  Recapitalization fees and
    expenses....................
Balance, December 31, 1998......

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- FORMATION AND BACKGROUND

     Fisher Scientific International Inc. ("Fisher" or the "Company") was formed in September 1991. The Company's operations are conducted by wholly owned and majority-owned subsidiaries, joint ventures, equity interests and agents, located in North and South America, Europe, the Far East, the Middle East and Africa. The Company is managed in four business segments: domestic distribution, international distribution, laboratory workstations and technology. The domestic and international distribution segments engage in the supply, marketing, service and manufacture of scientific, clinical, educational, occupational health and safety products. The laboratory workstations segment manufactures laboratory workstations and computer (LAN) furniture. Fisher's technology segment provides procurement outsourcing services and supply chain management technology and software.

     Fisher provides more than 260,000 products and services to research, health care, industrial, educational and governmental markets in 145 countries. The Company serves scientists engaged in biomedical, biotechnology, pharmaceutical, chemical and other fields of research and development, and is a supplier to clinical laboratories, hospitals, health care alliances, physicians' offices, environmental testing centers, remediation companies, quality-control laboratories and many other customers. The Company's largest supplier represents approximately 10% of 1998 sales.

NOTE 2 -- RECAPITALIZATION AND MERGER

     Pursuant to the Second Amended and Restated Agreement and Plan of Merger dated as of November 14, 1997, amending an Agreement and Plan of Merger dated August 7, 1997 (as amended, the "Merger Agreement") between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, "the Transaction"), which Transaction was consummated on January 21, 1998, approximately 87% of the fully diluted shares of common stock of Fisher were converted into the right to receive $9.65 per share in cash (approximately $955.0 million in the aggregate) pursuant to an election process that provided stockholders the right to elect, subject to proration, for each share of Fisher common stock held either $9.65 in cash or to retain one share of common stock, $.01 par value ("Common Stock"), in the recapitalized company. Pursuant to the Merger Agreement, vesting of all outstanding options accelerated.

     The Transaction has been accounted for as a recapitalization which had no impact on the historical basis of assets and liabilities. In connection with the Transaction, the Company recorded $71.0 million of expenses consisting primarily of non-cash compensation expense relating to the conversion of employee stock options, the implementation of certain executive employment agreements and the grant of options to certain executives in accordance with the terms of the Transaction. See Note 19.

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

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications -- Certain prior year amounts have been reclassified to conform to their current presentation.

     Cash and Cash Equivalents -- Cash and cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of acquisition.

     Inventories -- Inventories are valued at the lower of cost or market, cost being determined principally by the last-in, first-out ("LIFO") method for inventories of Fisher Scientific Company L.L.C., and by the first-in, first-out ("FIFO") method for all other subsidiaries.

     Other Current Assets -- Other current assets primarily consist of deferred income taxes of $51.0 million and $43.7 million at December 31, 1998 and 1997, respectively.

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

     Goodwill -- Goodwill is being amortized for financial statement purposes on a straight-line basis over 15 to 40 years. The amounts presented are net of accumulated amortization of $59.9 million and $50.5 million at December 31, 1998 and 1997, respectively.

     Intangible Assets -- Intangible assets are being amortized on a straight-line basis over their estimated useful lives, ranging up to 20 years, are included in Other Assets and are stated net of accumulated amortization of $15.8 million and $12.1 million at December 31, 1998 and 1997, respectively. During 1998, 1997, and 1996, the Company amortized $3.7 million, $3.5 million, and $2.9 million, respectively, of intangible assets.

     Impairment of Long-Lived Assets -- Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the anticipated undiscounted operating cash flow generated by those assets are less than the assets' carrying value. During 1998, the Company recorded an impairment loss of $13.6 million. See Note 20.

     Revenue Recognition -- The Company recognizes revenue from product sales at the time products are shipped.

     Income Taxes -- Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using expected rates in effect in the years in which the differences are expected to reverse.

     Deferred Debt Issue Costs -- Deferred debt issue costs of $36.7 million and $3.3 million at December 31, 1998 and 1997, respectively, relate to the Company's 9% Notes, 7 1/8% Notes and Credit Facility debt. Deferred debt issue costs are included in Other Assets and are amortized using the effective interest rate method over the term of the related debt. During 1998, 1997, and 1996, the Company amortized $4.8 million, $0.7 million, and $0.7 million, respectively, of capitalized debt costs.

     Environmental accruals are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. These amounts do not include third-party recoveries. See Note 14 for additional information.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     Other (income) expense, net represents interest income on cash and cash equivalents and other non-operating income and expense items, including income resulting from the Company's inactive insurance subsidiary.

     Foreign Currency Translation -- Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included in a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are reported on the income statement line item "other (income) expense, net," when recognized.

     Financial Instruments -- The Company enters into forward currency contracts to hedge exposure to fluctuations in foreign currency rates. Gains and losses on the Company's forward currency contracts generally offset gains and losses on certain firm commitments of the Company. Gains and losses on these positions are deferred and included in the basis of the transaction when it is completed. At December 31, 1998 the outstanding forward currency contracts all had maturities of less than twelve months. Cash flows from forward currency contracts accounted for as hedges are classified in the Statement of Cash Flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

     Interest-Rate Swap Agreements -- The Company enters into interest-rate swap agreements in order to manage its exposure to interest-rate fluctuations. The Company does not hold or issue financial instruments for trading or speculative purposes. Net-interest differentials to be paid or received are included in interest expense. Any undesignated interest rate swap agreements are immediately marked-to-market.

     Accounting Pronouncements -- During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements and requires companies to disclose comprehensive income as part of the basic financial statements. SFAS No. 131 establishes standards for reporting information on operating segments in financial statements. The Company adopted SFAS No. 130 during the first quarter of 1998 and SFAS No. 131 during the fourth quarter of 1998.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" (SFAS No. 132). SFAS No. 132 addresses disclosures only and supersedes the disclosure requirements in SFAS No. 87 "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company adopted SFAS No. 132 in the fourth quarter of 1998.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity," which will be effective for fiscal years beginning January 1, 2000. Management does not anticipate that the adoption of this statement will have a material impact on the Company's financial statements.

     During 1998, the Accounting Standards Executive Committee of the AICPA (AcSEC) released Statement of Position 98-1 (SOP 98-1) "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," and Statement of Position 98-5 (SOP 98-5) "Reporting on the Cost of Start-Up Activities." SOP 98-1 requires the capitalization of certain costs related to the development of software for internal use, and SOP 98-5 requires entities to expense, as incurred, costs associated with start-up activities. Both standards will be effective for the Company during fiscal year 1999. The Company is essentially complying with these new standards and therefore does not expect their implementation to have a material effect on the Company's financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 4 -- ACQUISITIONS

     In December 1998, Fisher purchased for approximately $138 million in cash approximately 90% of Bioblock Scientific S.A. ("Bioblock"), a leading distributor of scientific and laboratory instrumentation in France. At the time of the acquisition, Bioblock had approximately $32 million of cash and cash equivalents on hand. In addition, the Company acquired the remaining Bioblock shares in January 1999 for an additional $14 million, bringing Fisher's the total ownership position to 100%.

     The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition of Bioblock had occurred at the beginning of the period presented (in millions, except per share amounts).

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Sales...............................................   $2,325.8      $2,243.8
Net income (loss)...................................      (57.3)        (37.2)
Earnings (loss) per common share:
     Basic..........................................   $  (1.43)     $  (0.37)
     Diluted........................................      (1.43)        (0.37)

     The pro forma financial information includes the results of Bioblock combined with the Company's historical results (including the 1998 and 1997 restructuring charges described in Note 20 and Transaction related costs described in Note 2), the effects of the purchase accounting allocations, and adjustments to interest expense to reflect borrowings to finance the acquisitions described in Note 12. The pro forma financial information does not purport to present what the Company's results of operations would actually have been had the acquisition of Bioblock occurred on the assumed date, nor does it project the Company's results of operations for any future period.

     The Company's balance sheet at December 31, 1998 includes the estimated fair value of assets and liabilities acquired in connection with the acquisition of Bioblock based upon valuations and other studies which have not been finalized. Estimates of acquisition liabilities relating to the integration of Bioblock with Fisher's operations are not reflected as the integration plans have not been finalized. Accordingly, the allocation of the purchase price is preliminary. The preliminary goodwill related to the acquisition of Bioblock is approximately $92 million and is being amortized over 25 years.

     In August of 1998, the Company acquired the net assets of Systems Manufacturing Corporation, a manufacturer of local area network ("LAN") furniture and command bridges for $58 million in cash. The Company also made three smaller acquisitions with an aggregate purchase price of approximately $11 million in cash during 1998. These acquisitions were accounted for as purchases.

     During 1997 and 1996, the Company made several small acquisitions for an aggregate purchase price of approximately $12 million and $10 million, respectively. These acquisitions were accounted for as purchases; operations of the companies and businesses acquired have been included in the accompanying financial statements from their respective dates of acquisition. These acquisitions are not material to the Company's financial statements.

     The excess of the purchase price over the fair value of all net assets acquired in 1998 and 1997 was approximately $151 million and $10 million, respectively, and is being amortized over 15 to 40 years.

NOTE 5 -- OPERATIONS TO BE DISPOSED OF

     During the fourth quarter of 1998, management decided to dispose of its technology segment, which consists of its procurement outsourcing services and supply chain management technology business (the "ProcureNet Business") and its UniKix Technology software business. In December 1998, the Company's

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

Board of Directors approved a plan to (i) spinoff the ProcureNet Business to Fisher stockholders (the "Spinoff") and (ii) sell the UniKix Technology software business (the "UniKix Sale"). Following the Spinoff, the Company and ProcureNet will operate as separate, stand-alone companies. As part of the Spinoff, the Company and ProcureNet will enter into a transition services agreement pursuant to which Fisher will provide ProcureNet with certain management and other administrative services and ProcureNet will continue to provide Fisher and its customers third party procurement and electronic commerce support and services. It is not expected that the Spinoff will have a material impact on Fisher's business or operations. The Company currently anticipates that the consummation of the Spinoff will occur in the second quarter of 1999.

     Revenues, costs and expenses, assets and liabilities, and cash flows of the new company have been excluded from their respective captions in the Statement of Operations, Balance Sheet, and Statements of Cash Flows. These items have been reported as "loss from operations to be disposed of", "net assets from operations to be disposed of" and "net cash flows from operations to be disposed of" at December 31, 1998.

     Summarized financial information for the technology segment is set for below (in millions):

                                                    1998     1997     1996
                                                    -----    -----    -----
Net sales.........................................  $59.5    $41.0    $36.7
Operating loss....................................   15.1     14.3      7.4
Net loss..........................................    9.1      8.6      4.4
Diluted loss per share............................   0.23     0.08     0.04

Current assets....................................  $12.2    $11.3
Current liabilities...............................   10.1     12.1
Total assets......................................   24.6     28.8
Total liabilities.................................    9.9     12.1
                                                    -----    -----
Net assets from operations to be disposed of......  $14.7    $16.7
                                                    =====    =====

     The operating loss in 1998 includes $1.3 million of asset write-offs and $1.3 million of severance and other exit costs. All balance sheet data presented above excludes intercompany obligations.

NOTE 6 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash in banks, receivables, debt and interest rate swaps. In addition, the Company has forward foreign currency contracts that hedge certain firm commitments and balance sheet exposures.

     The carrying amounts for cash and cash equivalents, receivables, and short-term debt approximate fair value due to the short-term nature of these instruments. The carrying and fair values of long-term debt were $1,022.0 million and $1,011.6 million, respectively, at December 31, 1998 and $267.8 million and $257.6 million, respectively, at December 31, 1997. The fair value of the long-term fixed rate debt was estimated based on current quotes from bond traders making a market in the debt instrument. The fair value of debt with variable rates approximates the net carrying value. The Company has off-balance sheet standby letters of credit with a notional amount of $25.6 million with no unrealized gain or loss at December 31, 1998.

     During 1998, the Company executed two interest-rate swap agreements with a counterparty exchanging its floating-rate obligation on $120 million notional principal amount for a fixed-rate payment obligation of 5.6425% per annum through January 23, 2001 and on $250 million notional principal amount for a fixed- rate payment obligation of 5.7375% per annum through January 23, 2003. In the unlikely event that the counterparty fails to meet the terms of the interest-rate swap agreement, the Company's exposure is limited to the interest-rate differential on the notional amount at each quarterly settlement period over the life of the agreements. The Company does not anticipate non-performance by the counterparty. The fair values of interest-rate swap agreements are the estimated amounts that the Company would receive or (pay) to terminate the agreements at the reporting date, taking into account current interest rates, the market expectation for future interest rates and the current creditworthiness of the counterparty. The fair value of

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

these interest-rate swap agreements as of December 31, 1998, based upon quoted market prices, was ($5.8) million of which approximately $1.0 million was recorded at December 31, 1998 to accrue for the undesignated portion.

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

NOTE 7 -- RECEIVABLES

     The following is a summary of receivables at December 31 (in millions):

                                                           1998      1997
                                                          ------    ------
Trade and other receivables.............................  $233.4    $320.9
Allowance for doubtful accounts.........................   (27.8)    (23.8)
                                                          ------    ------
                                                          $205.6    $297.1
                                                          ======    ======

     Provisions for doubtful accounts were $7.7 million, $5.5 million and $4.4 million and write-offs were $3.7 million, $3.6 million and $1.6 million for the years ending December 31, 1998, 1997 and 1996, respectively. Allowances of companies acquired at their acquisition date were $0.3 million and $1.1 million in 1998 and 1997, respectively, and allowances of operations to be disposed were $0.3 million at December 31, 1997.

NOTE 8 -- INVENTORIES

     The following is a summary of inventories by major category at December 31 (in millions):

                                                           1998      1997
                                                          ------    ------
Raw materials...........................................  $ 19.5    $ 17.5
Work in process.........................................     3.7       3.2
Finished products.......................................   197.7     203.1
                                                          ------    ------
                                                          $220.9    $223.8
                                                          ======    ======

     Inventories valued using the LIFO method amounted to $153.4 million at December 31, 1998 and $169.6 million at December 31, 1997, which were below estimated replacement cost by approximately $26.4 million and $28.8 million for the years ended December 31, 1998 and 1997, respectively.

NOTE 9 -- PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment by major class of asset at December 31 (in millions):

                                                          1998      1997
                                                         ------    ------
Land, buildings and improvements.......................  $176.0    $154.9
Machinery, equipment and other.........................   176.6     159.1
                                                         ------    ------
                                                          352.6     314.0
Accumulated depreciation...............................  (106.6)    (90.4)
                                                         ------    ------
                                                         $246.0    $223.6
                                                         ======    ======

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 10 -- OTHER ASSETS

     The following is a summary of other assets at December 31 (in millions):

                                                          1998      1997
                                                         ------    ------
Deferred income taxes..................................  $ 47.8    $ 37.1
Deferred financing fees................................    37.0       3.3
Intangible assets......................................    17.9      23.0
Other..................................................    47.2      45.7
                                                         ------    ------
                                                         $149.9    $109.1
                                                         ======    ======

NOTE 11 -- ACCRUED AND OTHER CURRENT LIABILITIES

     The following is a summary of accrued and other current liabilities at December 31 (in millions):

                                                          1998      1997
                                                         ------    ------
Wages and benefits.....................................  $ 43.0    $ 29.3
Interest...............................................    22.0       0.8
Other..................................................   122.2     105.3
                                                         ------    ------
                                                         $187.2    $135.4
                                                         ======    ======

NOTE 12 -- DEBT

     The following is a summary of debt and other obligations at December 31 (in millions):

                                                          1998       1997
                                                        --------    ------
9% Senior Subordinated Notes (net of discount of $7.0
  million)............................................  $  593.0    $   --
New Credit Facility...................................     253.7        --
Prior Credit Facility.................................        --     100.6
7 1/8% Notes (net of a discount of $0.9 and $1.0
  million in 1998 and 1997, respectively).............     149.1     149.0
Other.................................................      45.9      37.9
Less short-term debt..................................     (19.7)    (19.7)
                                                        --------    ------
          Total.......................................  $1,022.0    $267.8
                                                        ========    ======

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

     In March, the Company paid down $40.0 million of borrowings under the New Credit Facility, funded by $20 million of proceeds from the sale of accounts receivable under the Receivables Securitization, increasing that facility limit to $170 million, and $20 million of cash generated by operations. As of December 31, 1998, the New Credit Facility consisted of (i) a $253.7 million term loan facility (the "Term Facility") consisting of a (a) $107.5 million tranche A term loan ("Tranche A"), (b) $86.4 million tranche B term loan ("Tranche B") and (c) $59.8 million tranche C term loan ("Tranche C"); and (ii) a $175.0 million revolving credit

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

facility (the "Revolving Facility"). Of the $253.7 million outstanding under the Term Facility, $205.0 million is denominated in U.S. dollars, $36.8 million is denominated in British pounds and $11.9 million is denominated in Canadian dollars. Borrowings under the Term Facility bear interest at a rate equal to, at the Company's option, the following: Tranche A, LIBOR plus 2.25% or Prime Rate plus 1.25%; Tranche B, LIBOR plus 2.50% or Prime Rate plus 1.50%; and Tranche C, LIBOR plus 2.75% or Prime Rate plus 1.75%. Borrowings made under the Revolving Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25%, or the Prime Rate plus 1.25%. The Company will also pay to the lenders a commitment fee equal to .50% per annum of the undrawn portion of each lender's commitment from time to time. The LIBOR and Prime Rate margins and the commitment fees are subject to reductions, based upon certain changes in the leverage ratio. The Term Facilities have the following maturity periods from the date of inception: Tranche A -- 6 years, Tranche B -- 7 years and Tranche
C -- 7.75 years. The Revolving Facility expires six years from the date of inception. The mandatory repayment schedule of the Term Facility over the next five years and thereafter is as follows: $5.2 million in 1999, $14.6 million in 2000, $18.9 million in 2001, $31.8 million in 2002, $23.2 million in 2003, and
$160.0 million in years subsequent to 2003.

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

     The New Credit Facility contains covenants of the Company and the subsidiary borrowers, including, without limitation, restrictions on (i) indebtedness, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) minority investments, (v) the payment of cash dividends to shareholders, and (vi) various financial covenants. The financial covenants include requirements to maintain certain levels of interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum EBITDA and to limit capital expenditures. The Company is in compliance with all covenants at December 31, 1998. Loans under the Term Facility are required to be prepaid with 50% of excess cash flow (as defined in the New Credit Facility and subject to certain limits as specified therein) and certain equity issuances of the Company, and 100% of net-cash proceeds of certain asset sales, certain insurance and condemnation proceeds and certain debt issuances of the Company.

     The Receivables Securitization relates to the sale, on a revolving basis, of certain of the accounts receivable of Fisher Scientific Company, L.L.C., a Delaware limited liability corporation ("FSC"), to a bankruptcy remote subsidiary of FSC that entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount based on a defined calculated percentage of the outstanding accounts receivable balance. As of December 31, 1998, the Company sold $105.2 million under the Receivables Securitization. The facility has a maturity of five years, and the effective interest rate is approximately LIBOR plus 50 basis points.

     On January 21, and November 20, 1998, the Company issued $400 million and $200 million, respectively, of 9% Senior Subordinated Notes ("9% Notes"). The 9% Notes issued in January were issued at par while the 9% Notes issued in November were issued net of a $7 million discount. The 9% Notes will mature on February 1, 2008 with interest payable semiannually in arrears on February 1 and August 1 of each year commencing August 1, 1998. The 9% Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness and rank pari passu in light of payment with all other existing and future senior subordinated indebtedness of the Company. The 9% Notes are redeemable at the option of the Company at any time after February 1, 2003 at an initial redemption price of 104.5%, declining ratably to par on or after February 1, 2006. In addition, on or prior to February 1, 2001, the Company may redeem up to 40% of the original principal amount of the 9% Notes at a redemption price of 109% of the

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption with the net cash proceeds of one or more public equity offerings, provided that at least 60% of the aggregate principal amount of the 9% Notes originally issued remains outstanding immediately after the occurrence of such redemption. Upon a Change of Control Triggering Event (as defined in the Indenture under which the 9% Notes are issued), the Company will be required to make an offer to purchase all outstanding 9% Notes at 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase.

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

     The Company also has outstanding $150.0 million aggregate principal amount of 7 1/8% Notes due December 15, 2005, which were sold on December 18, 1995 at a price to the public equal to 99.184% of principal bringing the effective interest rate to 7.5%. The estimated fair market value of the 7 1/8% Notes at December 31, 1998, based on quotes from bond traders making a market in the Notes, was approximately $142.5 million.

     On November 20, 1998, the Company borrowed $8.8 million from LaSalle National Bank, as lender, pursuant to the Illinois State Treasurer's Economic Program ("STEP"). The Company was eligible for the STEP benefits based on its creation of permanent jobs in the state of Illinois. The Company subsequently pledged a first lien mortgage on the property at Hanover Park which was approved by the lenders under the New Credit Facility. The Company will use the amounts borrowed under the loan agreement to finance part of the consolidation of the Midwestern distribution centers into one central location. The loan agreement provides for an interest rate of 4.90% up until November 20, 2000, and an interest rate thereafter of 0.25% plus the rate for U.S. Treasury Bonds maturing over a three year period.

NOTE 13 -- OTHER LIABILITIES

     The following is a summary of other liabilities at December 31 (in millions):

                                                          1998      1997
                                                         ------    ------
Postretirement benefit costs other than pensions.......  $ 71.5    $ 74.7
Environmental..........................................    31.6      32.3
Other..................................................   104.0      99.7
                                                         ------    ------
                                                         $207.1    $206.7
                                                         ======    ======

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

     The following is a summary of annual future minimum lease and rental commitments under operating leases as of December 31, 1998 (in millions):

1999........................................................  $18.6
2000........................................................   13.5
2001........................................................   10.4
2002........................................................    6.8
2003........................................................    5.3
Thereafter..................................................   24.8
                                                              -----
Net minimum lease payments..................................  $79.4
                                                              =====

     Total rental expense included in the accompanying income statements amounted to $19.4 million in 1998, $18.7 million in 1997, and $16.9 million in 1996.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

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

     The Company is currently involved in various stages of investigation and remediation relative to environmental protection matters. The potential costs related to environmental matters and the possible impact on future operations are difficult to predict given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company's responsibility. Accruals for environmental liabilities are recorded, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon reports prepared by environmental specialists, management's knowledge to date and its experience with the foregoing environmental matters, and include potential costs for investigation, remediation, operation and maintenance of cleanup sites and related capital expenditures. Accrued liabilities for environmental matters were $34.2 million and $35.1 million at December 31, 1998 and 1997, respectively. Although these amounts do not include third-party recoveries, certain sites may be subject to indemnification. The Company has accounted for environmental liabilities in accordance with Accounting Standards Statement of Position 96-1, "Environmental Remediation Liabilities," which addresses accounting and reporting for environmental remediation liabilities. Management believes this accrual is adequate for the environmental liabilities expected to be incurred and, as a result, believes that the ultimate liability incurred with respect to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations. However, future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies or changes in the conduct of Fisher's operations, may give rise to additional compliance costs which could have a material adverse effect on the Company's financial condition or results of operations.

     At December 31, 1998, the Company had letters of credit outstanding totaling $25.6 million, which primarily represent guarantees with respect to various insurance activities as well as performance letters of credit issued in the normal course of business. In addition, the Company has $8.4 million of insurance related letters of credit related to its inactive insurance subsidiary each of which is collateralized by the cash of such subsidiary.

NOTE 15 -- STOCKHOLDERS' EQUITY

     On May 12, 1998, the stockholders of the Company approved the Amendment to the Restated Certificate of Incorporation of the Company increasing the authorized number of shares of Common Stock that may be issued from 50,000,000 to 100,000,000. Fisher's authorized capital stock consists of Common Stock, par value $.01 per share, of which 40,034,150 and 101,783,820 shares were outstanding at December 31, 1998 and 1997, respectively, and 15,000,000 shares of Preferred Stock, par value $.01 per share (the "Fisher Preferred Stock"), none of which were outstanding at the above dates. At December 31, 1998, the Company's capital stock consisted of 35,998,860 shares of Common Stock, 4,035,290 shares of non-voting Common Stock outstanding and 39,785 shares of Treasury Stock. Of the total 40,034,150 shares of Common Stock outstanding, 3,702,655 represents shares owned by employees as a result of the conversion of stock options and 1,206,350 represents shares retained by management pursuant to the stock election process. In addition, warrants to purchase 2,583,315 shares of Common Stock at $9.65 per share were issued as part of the Transaction.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

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

NOTE 16 -- EARNINGS PER SHARE

     The computation of basic and diluted earnings per share for 1998, 1997, and 1996 in accordance with Financial Accounting Standard No. 128 "Earnings Per Share" is as follows (in millions):

                                                            1998      1997     1996
                                                           ------    ------    -----
BASIC (LOSS) EARNINGS PER SHARE:
     Net (Loss) Income...................................  $(49.5)   $(30.5)   $36.8
     Average Shares of Common Stock Outstanding..........    40.0     101.5     91.5
                                                           ------    ------    -----
     Basic (Loss) Earnings Per Share.....................  $(1.24)   $(0.30)   $0.40
                                                           ======    ======    =====
DILUTED (LOSS) EARNINGS PER SHARE:
     Net (Loss) Income...................................  $(49.5)   $(30.5)   $36.8
     Interest Expense of Convertible Subordinated Notes,
       Net of Tax........................................      --        --      2.1
                                                           ------    ------    -----
                                                            (49.5)    (30.5)    38.9
     Average Shares of Common Stock Outstanding..........    40.0     101.5     91.5
     Effective of Dilutive Securities:
     Convertible Subordinated Notes......................      --        --      8.5
     Common Stock Equivalents............................      --        --      2.5
                                                           ------    ------    -----
     Total Shares Used in Diluted Earnings Per Share
       Calculation.......................................    40.0     101.5    102.5
                                                           ------    ------    -----
     Diluted (Loss) Earnings Per Share...................  $(1.24)   $(0.30)   $0.38
                                                           ======    ======    =====

     At December 31, 1998, the Company had options and warrants outstanding to purchase 7.3 million and 2.6 million shares, respectively, that could potentially dilute basic earnings per share that were excluded from the diluted earnings per share computation because to do so would have been anti-dilutive. Additionally, options to purchase 250,000 and 325,000 shares of Common Stock were outstanding at December 31, 1997 and 1996, respectively that were also not included in the computation of diluted earnings per share as inclusion would have been anti-dilutive.

     Earnings (loss) per share and weighted average common shares outstanding at December 31, 1998 are based on the Company's recapitalized structure and reflect the five-for-one stock split declared on March 9, 1998. Earnings (loss) per share at December 31, 1997 and 1996 are based on the Company's capital structure at that time (prior to the recapitalization) and have been restated to reflect the aforementioned stock split.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 17 -- INCOME TAXES

     The domestic and foreign components of (loss) income before income taxes are as follows (in millions):

                                                  YEAR ENDED DECEMBER 31,
                                                  ------------------------
                                                   1998     1997     1996
                                                  ------    -----    -----
Domestic........................................  $(49.1)   $44.4    $69.2
Foreign.........................................   (11.2)   (49.5)    (1.6)
                                                  ------    -----    -----
(Loss) income before income taxes...............  $(60.3)   $(5.1)   $67.6
                                                  ======    =====    =====

     The components of the income tax (benefit) provision are as follows (in millions):

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                        1998     1997     1996
                                                       ------    -----    -----
Current income tax expense:
     Federal.........................................  $  3.1    $16.8    $11.6
     State...........................................     0.4      5.9      5.8
     Foreign.........................................     3.5      4.0      1.1
                                                       ------    -----    -----
          Total current..............................     7.0     26.7     18.5
                                                       ------    -----    -----
Deferred income tax (benefit) expense:
     Federal.........................................   (13.8)    (2.5)    11.8
     State...........................................    (4.0)    (0.3)     1.1
     Foreign.........................................      --      1.5     (0.6)
                                                       ------    -----    -----
          Total deferred.............................   (17.8)    (1.3)    12.3
                                                       ------    -----    -----
Total income tax (benefit) provision.................  $(10.8)   $25.4    $30.8
                                                       ======    =====    =====

     The principal items accounting for the differences in taxes on (loss) income computed at the applicable U.S. statutory rate and as recorded are as follows (in millions):

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                        1998     1997     1996
                                                       ------    -----    -----
Taxes computed at statutory rate.....................  $(21.1)   $(1.8)   $23.7
Foreign taxes over U.S. rate and foreign losses not
  tax benefited......................................     6.3     21.4      1.8
State income taxes (net of federal benefit)..........    (2.4)     3.6      4.5
Increase in valuation allowance......................      --      2.4       --
Nondeductible permanent items........................     5.2       --       --
Other................................................     1.2     (0.2)     0.8
                                                       ------    -----    -----
Income tax (benefit) provision.......................  $(10.8)   $25.4    $30.8
                                                       ======    =====    =====

     The tax effects of temporary items that gave rise to significant portions of the deferred tax accounts are as follows (in millions):

                                                           DECEMBER 31,
                                                         ----------------
                                                          1998      1997
                                                         ------    ------
Deferred tax assets:
     Postretirement benefit costs other than
       pensions........................................  $ 30.6    $ 38.0
     Environmental accruals............................    13.2      13.6
     Operating loss and tax credit carryforwards.......    33.2      28.5
     Goodwill writeoff.................................     8.2       8.0
     Accrued employee benefits.........................    24.6       5.8
     Restructuring accruals............................    13.4       9.4
     Other items not deductible until paid.............    49.4      48.1
                                                         ------    ------
     Gross deferred tax assets.........................   172.6     151.4

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

                                                           DECEMBER 31,
                                                         ----------------
                                                          1998      1997
                                                         ------    ------
     Less valuation allowance..........................   (37.7)    (31.4)
                                                         ------    ------
                                                         $134.9    $120.0
                                                         ======    ======
Deferred tax liabilities:
     Goodwill..........................................  $ 16.6    $ 15.8
     Property, plant and equipment.....................     6.8      11.5
     Other.............................................    12.7      11.9
                                                         ------    ------
                                                         $ 36.1    $ 39.2
                                                         ======    ======

     The deferred tax asset includes the benefit of net operating loss carryforwards subject to appropriate valuation allowances. The Company evaluates the tax benefits of operating loss carryforwards on an ongoing basis taking into consideration such factors as the future reversals of existing taxable temporary differences, projected future operating results, the available carryforward period and other circumstances. At December 31, 1998, the Company had accumulated foreign net operating loss carryforwards for tax purposes of approximately $87.6 million. These net operating losses expire as follows (in millions):

1999........................................................    $ 2.4
2000........................................................      1.2
2001........................................................      1.1
2002........................................................      3.6
2003........................................................      5.5
No Expiration...............................................     73.8
                                                                -----
                                                                $87.6
                                                                =====

     Statement of Financial Accounting Standards No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowances at December 31, 1998, 1997 and 1996 predominantly represent allowances against foreign net operating losses which are not anticipated to result in future tax benefits. At December 31, 1998 and 1997, $1.5 million and $2.3 million, respectively, relates to deferred tax assets applicable to net operating loss carryforwards of acquired companies (subsequent recognition of tax benefits, if any, will result in a reduction of goodwill).

     At December 31, 1998, the Company had not recognized a deferred tax liability on approximately $23 million of undistributed earnings of foreign subsidiaries as these earnings are considered to be permanently reinvested. These earnings could become subject to additional tax if they were remitted as dividends or if the Company should sell its stock in the subsidiaries. The amount of additional tax on these earnings has not been determined.

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

NOTE 18 -- RETIREMENT BENEFITS

  Pension Plans

     The Company has defined benefit pension plans available to substantially all employees that are either fully paid for by the Company or provide for mandatory employee contributions as a condition of participation. Effective July 1, 1997, the Company amended the U.S. plans to change the current pension benefit formula to

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

reflect that of a cash balance plan. Under the cash balance plan, a participating employee accumulates a cash balance account which is credited monthly with a 3.5% of compensation allocation and interest. The Company's funding policy is to contribute annually the statutorily required minimum amount as actuarially determined.

     The Company, generally at its own discretion, provides a postretirement health care program that is administered by the Company to employees who elect to and are eligible to participate . Fisher funds a portion of the costs of this program on a self-insured and insured-premium basis and, for the years ended December 31, 1998, 1997 and 1996, made premium payments totaling $1.7 million, $1.5 million and $1.4 million, respectively.

     The changes in benefit obligations and plan assets were as follows at December 31 (in millions):

                                                                                    OTHER
                                                                                POSTRETIREMENT
                                                          PENSION BENEFITS         BENEFITS
                                                          ----------------      --------------
                                                           1998      1997       1998     1997
                                                          ------    ------      -----    -----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.................  $213.9    $164.9      $34.2    $31.7
     Service costs......................................     8.1       6.5        0.7      0.8
     Interest costs.....................................    14.6      12.3        2.1      2.3
     Plan amendment.....................................      --     (11.1)
     Special termination benefit........................     0.7        --         --       --
     Curtailment........................................     1.3        --         --       --
     Actuarial (gain) loss..............................    10.1      20.0       (2.6)     0.9
     Acquisition........................................      --      30.2         --       --
     Benefits paid......................................   (15.6)     (8.9)      (1.7)    (1.5)
                                                          ------    ------      -----    -----
Benefit obligation at end of year.......................  $233.1    $213.9      $32.7    $34.2
                                                          ======    ======      =====    =====

                                                          PENSION BENEFITS
                                                          ----------------
                                                           1998      1997
                                                          ------    ------
CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning of year.....  $246.7    $180.8
     Actual return (loss) on plan assets................    15.7      40.0
     Acquisition........................................      --      33.7
     Employer contribution..............................     1.3        --
     Plan participants' contribution....................     1.7       1.0
     Benefits paid......................................   (13.5)     (8.8)
                                                          ------    ------
Fair value of plan assets at end of year................  $251.9    $246.7
                                                          ======    ======

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     The funded status of the Company's pensions and postretirement programs was as follows at December 31 (in millions):

                                                                              OTHER POSTRETIREMENT
                                                          PENSION BENEFITS          BENEFITS
                                                          ----------------    --------------------
                                                           1998      1997       1998        1997
                                                          ------    ------    --------    --------
FUNDED STATUS...........................................  $ 18.8    $ 32.8     $(32.7)     $(34.2)
Unrecognized net actuarial (gain) loss..................    (7.0)    (16.8)     (25.9)      (25.4)
Unrecognized prior service costs........................     3.4      (8.4)     (13.9)      (16.0)
Unrecognized net transition (asset)/obligation..........     3.4      (4.0)        --          --
Adjusted required to recognize minimum liability........      --      (3.8)        --          --
                                                          ------    ------     ------      ------
Prepaid (accrued) pension cost..........................  $ 18.6    $ (0.2)    $(72.5)     $(75.6)
                                                          ======    ======     ======      ======

     The net periodic pension costs and postretirement health care benefit obligation income includes the following components for the years ended December 31, (in millions):

                                                                                   OTHER
                                                   PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                               ------------------------   ------------------------
                                                1998     1997     1996     1998     1997     1996
                                               ------   ------   ------   ------   ------   ------
COMPONENTS OF NET PERIODIC BENEFIT COST
  (INCOME)
Service cost.................................  $  8.1   $  6.5   $  6.2   $ 0.7    $ 0.8    $ 0.7
Interest cost................................    14.6     12.3     11.5     2.1      2.3      2.2
Expected return on plan assets...............   (20.3)   (16.2)   (16.8)     --       --       --
Amortization of unrecognized net
  (gain)/loss................................      --      0.4      0.2    (2.3)    (2.0)    (2.0)
Amortization of unrecognized prior service
  cost.......................................    (0.6)    (0.2)     0.6    (2.1)    (2.1)    (2.1)
Amortization of unrecognized net transition
  (asset)/obligation.........................    (1.1)    (1.1)     1.0      --       --       --
Special termination benefit (gain)/loss......     0.7       --       --      --       --       --
Settlement/Curtailment (gain)/loss...........     1.3       --       --     0.2       --       --
                                               ------   ------   ------   -----    -----    -----
Net periodic benefit cost (income)...........  $  2.7   $  1.7   $  2.7   $(1.4)   $(1.0)   $(1.2)
                                               ======   ======   ======   =====    =====    =====

     In 1993, the Company amended certain of its existing postretirement health care programs creating an unrecognized prior service benefit. The unrecognized prior service benefit is being amortized over approximately 13 years, providing a $2 million credit to postretirement costs in 1998, 1997 and 1996.

     The development of the net periodic pension cost and the projected benefit obligation was based upon the following assumptions:

                                                      1998    1997    1996
                                                      ----    ----    ----
Discount rate.......................................  6.75%   7.25%   7.5%
Average rate of increase in employee compensation...   4.0%    4.5%   4.5%
Expected long-term rate of return on assets.........  9.75%   9.75%   9.0%

     The date used to measure plan assets and liabilities was October 31 in each year. Plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

  Defined Contribution Plan

     The Company maintains a defined contribution savings and profit sharing plan (the "Plan"). The Plan allows eligible employees to participate after six months and 500 hours of service. Participants may elect to contribute between 1% and 15% of their annual compensation as defined in the Plan. The Company is obligated to contribute an amount equal to 25% of each employee's basic contribution, as defined, and may, at the discretion of the Company, contribute additional amounts. Through June 30, 1997, certain employees participated in a Company sponsored retirement account in lieu of a defined benefit pension plan. Generally, the Company made a contribution equal to a certain percentage of a participating employee's annual salary into the defined contribution plan. Effective July 1, 1997, the Company amended the Plan for consistency

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

among all Fisher employees. As a result, future contributions to the retirement account were eliminated and the assets of the Curtis Matheson Scientific Savings Incentive Plan were merged into the Plan. For the years ended December 31, 1998, 1997 and 1996 the Company's contributions to the Plan were $2.5 million, $3.2 million and $5.0 million, respectively.

     The weighted average discount rate used in determining the accumulated postretirement health care benefit obligation was 6.75% for December 31, 1998, 7.25% for December 31, 1997, and 7.5% for December 31, 1996. A 7.5% annual rate of increase in per capita cost of covered health care benefits was assumed for 1998 which gradually decreases to an average ultimate rate of 6.5%. Because of limitations on the Company's contributions under the amended health care program, changes in the health care trend rate assumption do not have a significant effect on the amounts reported. To illustrate, a change in the assumed health care cost trend rate by 1 percentage point effective January 1998 would change the accumulated postretirement benefit obligation as of December 31, 1998 by approximately $2.3 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1998 by approximately $0.3 million.

NOTE 19 -- STOCK AND OTHER PLANS

  Stock Plans

     During 1998, the Company's Board of Directors approved the 1998 Equity Incentive Plan ("1998 Plan"). Under the 1998 Plan, the Company may grant up to an aggregate of 10,000,000 shares of stock. Awards under the 1998 Plan may be made in the form of options (whether incentive or otherwise), stock appreciation rights, restricted stock, dividend equivalents and other stock-based awards. At December 31, 1998, the Company granted options to purchase 4,026,982 shares of Common Stock having a ten-year term and vesting over three to five years, on a pro rata basis. Outstanding options under the 1998 Plan were generally granted at 100% of market price on the date of grant. The Company also granted options to purchase 2,225,000 shares of Common Stock having a ten-year term and vesting nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets and other factors. These options have an exercise price equal to $19.30 per share. In addition, the Company granted to certain executives, options to purchase 1,016,665 shares of Common Stock having a ten-year term and vesting five to nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or unless "put" to the Company by the executive or "called" by the Company in accordance with their terms. The total "put" and/or "call" rights are limited to $14.5 million plus interest.

     Prior to the 1998 Plan, Fisher had three stock option plans, the 1991 Stock Plan, as amended, (the "1991 Plan") the 1995 Operating Unit Stock Plan ("OUSP") and the 1997 Equity-Based Incentive Plan (the "1997 Plan"). Following adoption of the 1997 Plan by shareholders on May 13, 1997, all of the stock available for award under the 1991 Plan was incorporated into the 1997 Plan and made subject to the terms of the 1997 Plan. Outstanding awards under the 1991 Plan remained subject to the terms of the 1991 Plan. Fisher may grant options for up to an aggregate of 23,020,000 shares of stock under the 1991 Plan and the 1997 Plan and 7,500,000 shares of stock under the OUSP to officers, employees and other individuals who provide services to Fisher. Under these plans, the Company granted options of 15,671,000 shares and 6,311,000 shares, respectively, through January 21, 1998 at which point all outstanding options vested, pursuant to the Merger Agreement. Outstanding options under these stock plans were granted at 100% of market value on the date of grant. The 1991 Plan, the 1997 Plan and OUSP have a ten-year term, vest after three years and expire 90 days after the last day of an employee's employment; 12 months if the employee retires.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     A summary of the status of the Company's two stock option plans at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table:

                                               1998                1997                1996
                                        ------------------   -----------------   -----------------
                                                  WEIGHTED            WEIGHTED            WEIGHTED
                                                  AVERAGE             AVERAGE             AVERAGE
                                        SHARES    EXERCISE   SHARES   EXERCISE   SHARES   EXERCISE
                                         (000)     PRICE     (000)     PRICE     (000)     PRICE
                                        -------   --------   ------   --------   ------   --------
Outstanding at beginning of year......   17,570    $ 6.45    18,150    $6.29     17,760    $5.79
Granted...............................    7,544     14.48     2,370     7.80      3,470     7.50
Exercised.............................       --        --    (1,145)    5.80     (2,025)    3.86
Canceled/Expired/Forfeited............  (17,845)     6.57    (1,805)    8.99     (1,055)    6.49
                                        -------              ------              ------
Outstanding at end of year............    7,269    $14.47    17,570    $6.45     18,150    $6.29
                                        =======              ======              ======
Exercisable at end of year............                 --     9,175    $5.98      6,185    $5.39
Weighted average fair value of options
  granted.............................             $ 3.95              $2.30               $1.97

     Pursuant to the Merger Agreement, the vesting of all options accelerated on the date of the Transaction. Of the 17,570,000 options outstanding at December 31, 1997, approximately 6,720,000 were converted to cash and the remainder were converted to common stock. When the options were converted, the Company recorded compensation expense of approximately $56 million to reflect the "cashless" conversion of the options into cash or common stock having a value on the date of the Transaction equal to the product of (x) the excess of $9.65 over the exercise price per share of Fisher Common Stock subject to such option, and (y) the total number of shares of Fisher Common Stock subject to option, subject to any required tax withholdings.

  Restricted Unit Plan

     Pursuant to the restricted unit plan of Fisher, each non-employee director of the Company received a one-time grant of 25,000 units upon becoming a director of the Company. The units represent the right to receive an equivalent number of shares of Common Stock upon separation from service as a member of the Board of Directors, subject to certain restrictions. The units are subject to certain transfer restrictions for a specified period during which the director has the right to receive dividends. The units vest 25% for each year of service. Unvested units are generally forfeited if the director ceases to be a non-employee director prior to the end of the restricted period. During 1996 and 1991, 25,000 and 100,000 units, respectively, were granted under the restricted unit plan. Pursuant to the Merger Agreement, the vesting of all units accelerated and the units were converted to cash.

  SFAS 123 Pro Forma Disclosures

     Had compensation cost for options granted subsequent to January 1, 1995 been based upon fair value determined under SFAS No. 123, the Company's 1998, 1997 and 1996 net income (loss) would have been ($51.2) million, ($35.9) million, and $31.7 million, respectively, with basic earnings (loss) per share of ($1.28), ($0.35), and $0.35 and diluted earnings (loss) per share of ($1.28), ($0.35) and $0.33. In 1998, the Company's Board of Directors approved the 1998 Equity Incentive Plan, replacing all prior equity incentive plans. The fair value of each option grant is estimated on the date of grant using a binomial option pricing model with the following weighted average assumptions used for grants in 1998: risk-free interest rates of approximately 5.2%, annual dividend of $0; expected lives of 5 years and expected volatility of 50%. In order to reflect the restrictive nature of the stock underlying the options granted, discount factors of 33% and 25%, depending upon the specific type of option, were applied in determining fair value.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     Prior to 1998, the Company had three stock option plans, the 1991 Stock Plan as amended (the "1991 Plan"), the 1995 Operating Unit Stock Plan ("OUSP") and the 1997 Equity-Based Incentive Plan (the "1997 Plan"). Pursuant to the Merger Agreement, the vesting of all options outstanding accelerated on the date of the Transaction, and were replaced by the 1998 Equity Incentive Plan. The following weighted average assumptions were used for grants in 1997 and 1996: risk-free interest rates of approximately 6.5% and 6.5% for the 1991 Plan options and 6.3% and 6.0% for the OUSP Plan; an annual dividend of $0.8 per share; expected lives of 7 years for the 1991 Plan options and 3 years for the OUSP options and expected volatility of 30% for grants in 1997 and 25% for grants in 1996. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

NOTE 20 -- RESTRUCTURING AND OTHER CHARGES

     In the fourth quarter of 1998, the Company recorded $23.6 million of restructuring and other charges which included $26.5 million of charges related to the 1998 Restructuring Plan and $2.9 million of reversals for adjustments to prior period restructuring charges due to revised estimates. The 1998 Restructuring was adopted in December 1998 and affects the Company's domestic and international distribution segments. The charges include asset impairment charges internationally attributable to the economic slow-down in the Far East and write-offs of information systems due to a change in management's global information system strategy. The charges also include employee separation and other exit costs due to a restructuring in Europe and a restructuring domestically of the Company's management team and selected components of its sales force. The 1998 charges consists of $13.6 million related to noncash asset impairments, $12.0 million of accruals for employee separation arrangements and $0.9 million of exit costs.

     Asset impairment charges in 1998 include $0.9 million of goodwill and other intangibles and $12.7 million of property, plant and equipment. The property, plant and equipment impairment charge includes $5.6 million related to land in the Far East which the Company no longer plans to develop and warehouses in the same region which are impaired due to reduced volume and projected operating losses. The impairment amounts are based on independent appraisals. The carrying value of this land held for sale is $1.4 million at December 31, 1998. The remainder of the property, plant and equipment impairment charge is primarily attributable to global information system software which the Company no longer uses due to a change in system strategy. The charge for employee separation arrangements relates to the termination and other severance costs associated with approximately 139 salaried and hourly employees who will be severed as part of the 1998 Restructuring Plan, none of whom were terminated as of December 31, 1998. The other exit costs primarily relate to the European restructuring.

     Following the execution of the Merger Agreement, during the fourth quarter of 1997 in conjunction with the annual business planning process, the Company evaluated its business strategy for both its domestic and international operations, and, as a result, adopted the 1997 Restructuring Plan and recorded restructuring and other charges of $51.8 million. The charges include costs associated with the closure of additional logistics and customer-service centers and related asset write-offs in the United States and internationally and the impairment of goodwill and property, plant and equipment related to certain international operations and the impairment of systems-related assets. The restructuring and other charges consist of $38.3 million related to noncash asset impairments, $9.1 million of accruals for employee separation arrangements and $4.4 million of exit costs.

     Asset impairment charges in 1997 include $31.5 million of goodwill and $1.3 million of property, plant and equipment related to the Company's international operations. The remaining amounts relate to facilities to be closed under the United States restructuring plan and to system-related assets. The charge for employee separation arrangements, relates to the termination and other severance costs associated with the approximately 520 salaried and hourly employees who have been or will be severed as a result of the 1997 Restructuring Plan. Approximately 270 employees were terminated as of December 31, 1998. The exit costs consist principally of future rent, net of estimated sublease rentals, and other costs related to leased facilities

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

which as a result of the 1997 Restructuring Plan, will be closed and exited prior to the contractual termination date of the leases.

     In the third quarter of 1995, the Company adopted a restructuring plan aimed at improving the efficiency and reducing the costs of its global logistics, customer service and administrative functions. As a result, the Company recorded a restructuring charge of $34.3 million. The 1995 Restructuring Plan, which anticipated the integration of the former Fisons businesses, including CMS, with the Company, included the elimination and in some cases relocation of certain administrative functions, reorganization of the research sales force and the consolidation and relocation of certain logistics and customer service systems and locations throughout the world. The 1995 Restructuring Plan is expected to be completed in conjunction with the 1997 Restructuring Plan. The restructuring charge consisted of $18.2 million related to noncash asset impairments, $12.0 million of employee separation arrangements and $4.1 million of exit costs.

     Asset impairment charges in 1995 were recorded primarily for certain owned facilities which were closed and sold in 1996. The net book value of each facility was adjusted to its estimated fair market value less costs to sell. The charge for employee separation arrangements relates to the termination and other severance costs associated with the approximately 300 salaried and hourly employees severed as a result of the 1995 Restructuring Plan, all of which were terminated prior to December 31, 1997. The exit costs relate primarily to future rent, net of estimated sublease rentals, and other costs related to leased facilities that as a result of the 1995 Restructuring Plan will be closed and exited prior to the contractual termination date of the leases.

     The following table summarizes the recorded accruals and impairments related to the 1998, 1997 and 1995 Restructuring Plan (in millions):

                                                                EMPLOYEE
                                                               SEPARATIONS
                                                   ASSET        AND OTHER
                                                IMPAIRMENTS    EXIT COSTS     TOTAL
                                                -----------    -----------    -----
1995 PLAN
Restructuring charge..........................     $18.2          $16.1       $34.3
Cash payments.................................        --           (1.8)       (1.8)
Noncash items.................................     (18.2)          (0.3)      (18.5)
                                                   -----          -----       -----
Balance as of December 31, 1995...............        --           14.0        14.0
Adjustments...................................       0.8           (0.8)         --
Cash payments.................................        --           (6.5)       (6.5)
Noncash items.................................      (0.8)            --        (0.8)
                                                   -----          -----       -----
Balance as of December 31, 1996...............        --            6.7         6.7
Cash payments.................................        --           (1.9)       (1.9)
                                                   -----          -----       -----
Balance as of December 31, 1997...............        --            4.8         4.8
Cash payments.................................        --           (1.4)       (1.4)
Change in estimates...........................        --           (1.5)       (1.5)
                                                   -----          -----       -----
Balance as of December 31, 1998...............     $  --          $ 1.9       $ 1.9
                                                   =====          =====       =====

1997 PLAN
Restructuring and other charges...............     $38.3          $13.5       $51.8
Cash payments.................................        --           (0.2)       (0.2)
Noncash items.................................     (38.3)            --       (38.3)
                                                   -----          -----       -----
Balance as of December 31, 1997...............        --           13.3        13.3
Cash payments.................................        --           (4.6)       (4.6)
Change in estimates...........................        --           (0.7)       (0.7)
                                                   -----          -----       -----
Balance as of December 31, 1998...............     $  --          $ 8.0       $ 8.0
                                                   =====          =====       =====

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

                                                                EMPLOYEE
                                                               SEPARATIONS
                                                   ASSET        AND OTHER
                                                IMPAIRMENTS    EXIT COSTS     TOTAL
                                                -----------    -----------    -----
1998 PLAN
Restructuring and other charges...............     $13.6          $12.9       $26.5
Noncash items.................................     (13.6)            --       (13.6)
                                                   -----          -----       -----
Balance as of December 31, 1998...............     $  --          $12.9       $12.9
                                                   =====          =====       =====

     The 1995 Restructuring Plan and the 1997 Restructuring Plan also include opening new logistics facilities and relocating certain customer service and administrative functions. In accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue 94-3, "Liability Recognition for Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", certain costs resulting from the relocation of inventories, relocation of employees, hiring and training new employees, and costs resulting from the temporary duplication of certain operations have not been included in the restructuring charge and are recognized as incurred.

     During the third quarter of 1991, Fisher recorded a $20.0 million restructuring charge relating primarily to improving operations of its North American distribution system through consolidation and expansion of certain facilities. Based upon current estimates, the Company reversed $0.7 million of the 1991 Restructuring charge in 1998. This plan is substantially complete and the remaining $1.0 million of accruals will be substantially expended by the end of 1999.

NOTE 21 -- SEGMENT AND GEOGRAPHICAL FINANCIAL INFORMATION

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information". Selected business segment financial information for the years ended December 31, 1998, 1997 and 1996 is shown below (in millions):

                                                                           INCOME (LOSS) FROM
                                                    SALES                      OPERATIONS
                                        ------------------------------   -----------------------
                                          1998       1997       1996      1998    1997     1996
                                        --------   --------   --------   ------   -----   ------
SALES AND INCOME (LOSS) FROM
  OPERATIONS BY SEGMENT:
Domestic distribution.................  $1,830.8   $1,740.7   $1,727.4   $113.2   $85.3   $100.9
International distribution............     417.3      403.8      383.8     (1.5)  (12.5)    (7.3)
Laboratory workstations...............     145.6      122.4      108.0     21.0    16.1      8.7
Technology............................        --       41.0       36.7    (15.1)  (14.3)    (7.4)
Transaction-related costs.............        --         --         --    (71.0)     --       --
Restructuring and other charges.......        --         --         --    (23.6)  (51.8)      --
Eliminations..........................    (141.4)    (132.6)    (111.5)    (0.2)   (1.7)    (0.3)
                                        --------   --------   --------   ------   -----   ------
     Total............................  $2,252.3   $2,175.3   $2,144.4   $ 22.8   $21.1   $ 94.6
                                        ========   ========   ========   ======   =====   ======

     Income (loss) from operations is revenue less related costs and direct and allocated expenses. Intercompany sales and transfers between segments were not material for the years ended December 31, 1998, 1997 or 1996.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     The domestic and international distribution segments accounted for $15.3 million and $8.3 million, respectively, of the 1998 restructuring charge. The 1997 charge consisted of $7.7 million, $41.8 million, $1.0 million and $1.3 million at the domestic distribution, international distribution, laboratory workstations and technology segments, respectively. See Note 20.

                                                                       CAPITAL      DEPRECIATION AND
                                                    ASSETS          EXPENDITURES      AMORTIZATION
                                              -------------------   -------------   -----------------
                                                1998       1997     1998    1997     1998      1997
                                              --------   --------   -----   -----   -------   -------
ASSETS, CAPITAL EXPENDITURES AND
  DEPRECIATION AND AMORTIZATION BY SEGMENT:
Domestic distribution.......................  $  699.7   $  763.3   $47.3   $41.8    $33.1     $26.9
International distribution..................     475.6      277.6    14.4    14.0     13.0      12.6
Laboratory workstations.....................     167.6      110.7     3.8     2.0      6.9       6.2
Technology group............................      14.7       24.9     1.7     1.4       --       1.3
                                              --------   --------   -----   -----    -----     -----
     Total..................................  $1,357.6   $1,176.5   $67.2   $59.2    $53.0     $47.0
                                              ========   ========   =====   =====    =====     =====

     The Company operates in more than 145 countries outside the United States. Sales outside the United States comprised 19% of consolidated sales in 1998 and 1997, and 17% of consolidated sales in 1996. No single foreign country accounted for more than 10% of consolidated sales during the past three years.

                                                         LONG-LIVED ASSETS
                                                         ------------------
                                                          1998       1997
                                                         -------    -------
LONG-LIVED ASSETS BY GEOGRAPHIC AREA:
Domestic...............................................  $184.2     $171.3
International..........................................    61.8       52.3
                                                         ------     ------
          Total........................................  $246.0     $223.6
                                                         ======     ======

     Fisher's product portfolio is comprised of consumable products, such as laboratory supplies and specialty chemicals, and durables. Approximately 80% of 1998 and 1997 sales were of consumable products and 20% of 1998 and 1997 sales were of durable products.

NOTE 22 -- RELATED PARTIES

     The Company paid a one-time transaction fee aggregating $20 million and will pay an aggregate annual management fee of $1 million to certain affiliates of THL. In exchange for the transaction fee, THL and its affiliates provided equity commitments for the Transaction, arranged additional equity financing, arranged the Transaction debt financing and structured and negotiated the Transaction. In return for the annual management fee, THL, and certain of its affiliates, will provide consulting and management advisory services. Additionally, in connection with the Transaction and the related debt financings, the Company paid its other equity investors (excluding management) one-time fees aggregating approximately $35 million.

     One of the Company's equity investors is a financial institution that provides financing to the Company at terms that are considered to be at arm's-length.

NOTE 23 -- SUBSEQUENT EVENTS

     In January 1999, the Company acquired Columbia Diagnostics Inc., a Virginia-based provider of laboratory products and supplies to the healthcare industry, and Structured Computer Systems, a Connecticut-based provider of procurement and materials management solutions to businesses, for total cash consideration of approximately $25 million.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 24 -- UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following is a summary of quarterly financial information for 1998 and 1997 (in millions, except per share amounts):

                                                                     1998
                                               ------------------------------------------------
                                               FIRST     SECOND    THIRD     FOURTH      YEAR
                                               ------    ------    ------    ------    --------
Sales........................................  $549.1    $549.1    $576.4    $577.7    $2,252.3
Gross profit.................................   151.1     153.7     164.3     167.2       636.3
Net (loss) income (a)........................   (41.9)      2.4       6.7     (16.7)      (49.5)
Earnings (loss) per common share:
     Basic...................................  $(1.05)   $ 0.06    $ 0.17    $(0.42)   $  (1.24)
     Diluted.................................   (1.05)     0.06      0.16     (0.42)      (1.24)

                                                                     1997
                                               ------------------------------------------------
                                               FIRST     SECOND    THIRD     FOURTH      YEAR
                                               ------    ------    ------    ------    --------
Sales........................................  $526.7    $542.6    $554.8    $551.2    $2,175.3
Gross profit.................................   146.3     148.5     153.0     143.9       591.7
Net income (loss) (b)........................    11.0       9.6       3.9     (55.0)      (30.5)
Earnings (loss) per common share:
     Basic...................................  $ 0.11    $ 0.09    $ 0.04    $(0.54)   $  (0.30)
     Diluted.................................    0.11      0.09      0.04     (0.54)      (0.30)

---------------

NOTE:  Amounts may not add due to rounding.

(a) During the fourth quarter of 1998, Fisher recorded $23.6 million ($17.0 million, net of tax) of restructuring and other charges. See Note 20.

(b) During the fourth quarter of 1997, Fisher recorded $51.8 million ($47.0 million, net of tax) of restructuring and other charges. See Note 20.

                                    PART III

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors. The information appearing in Fisher's Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 1999 (the "Proxy Statement") under the caption "Nomination and Election of Directors," pages 5 and 6, is incorporated herein by reference.

     Executive Officers. Information in answer to this Item appears under the caption "Executive Officers of Fisher" in Item 1 of this Annual Report.

     Compliance with Section 16(a) of the Exchange Act. The information appearing in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," page 6, is incorporated herein by reference.

ITEM 11. -- EXECUTIVE COMPENSATION

     The information appearing in the Proxy Statement under the caption "Compensation of Directors and Executive Officers," pages 9 through 12, is incorporated herein by reference.

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management", pages 3 and 4, is incorporated herein by reference.

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing in the Proxy Statement under the caption "Certain Transactions and Other Matters," pages 14 through 16, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS. The Index to Financial Statements of the Company appears at page 26 of this Annual Report.

        (2) SCHEDULES. Financial statement schedules are listed under Item 14(d) in this Annual Report.

        (3) EXHIBITS. Exhibits 10.1 through 10.15 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 2.1      --   Second Amended and Restated Agreement and Plan of Merger, as
               amended, dated as of November 14, 1997 by and between the
               Company and FSI Merger Corp. (1)
 2.2      --   Stock Purchase Agreement, dated November 9, 1998, among
               Fisher Scientific International Inc., Fisher Scientific
               Holdings France S.A., as Buyer, and Capiac, Sapaca 97,
               Sapcar 97, Sappi 97, Sappef 97, Pierre Block, Anne-Catherine
               Block-Derriey, Pierre-Francois Block, Caroline Block and
               Marthe Block, as Sellers. (2)
 3.1      --   Amended and Restated Certificate of Incorporation of the
               Company, as amended*
 3.2      --   Certificate of Designation of Series A Junior Participating
               Preferred Stock of the Company, dated June 9, 1997 (1)
 3.3      --   Certificate of Designation of Non-Voting Stock of the
               Company*
 3.4      --   Certificate of Designation of Series B Non-Voting Common
               Stock*
 3.5      --   Bylaws of the Company (3)
 4.1      --   Specimen Certificate of Common Stock, $.01 par value per
               share, of the Company*
 4.2      --   Certificate of Designation of Series A Junior Participating
               Preferred Stock, dated June 9, 1997 (see Exhibit 3.2)
 4.3      --   Certificate of Designation of Non-Voting Stock (see Exhibit
               3.3)
 4.4      --   Certificate of Designation of Series B Non-Voting Common
               Stock (See Exhibit 3.4)
 4.5      --   Rights Agreement dated as of June 9, 1997, between the
               Company and ChaseMellon Shareholder Services L.L.C., as
               Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common
               Stock as Exhibit B (4)
 4.6      --   First Amendment to Rights Agreement dated as of August 7,
               1997 between the Company and ChaseMellon Shareholder
               Services L.L.C. (5)
 4.7      --   Senior Debt Securities Indenture dated as of December 18,
               1995 between the Company and Mellon Bank, N.A., as Trustee
               (6)
 4.8      --   Indenture dated as of January 21, 1998 between Fisher and
               State Street Bank and Trust Company, as Trustee, relating to the 9% Senior Subordinated Notes due 2008 (7)
 4.9      --   Registration Rights Agreement dated as of January 21, 1998 among Fisher and Merrill Lynch, Pierce, Fenner and Smith
               Incorporated, Chase Securities Inc. and Donaldson, Lufkin
               and Jenrette Securities Corporation (8)
10.1      --   Amended and Restated Employment Agreement dated as of
               January 21, 1998 between the Company and Paul M. Montrone
               (9)
10.2      --   Amended and Restated Employment Agreement dated as of
               January 21, 1998 between the Company and Paul M. Meister (9)
10.3      --   Employment Agreement dated as of March 31, 1998 between the
               Company and David Della Penta (10)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.4      --   Credit Agreement among Fisher, Certain Subsidiaries of
               Fisher, Various Lending Institutions, The Chase Manhattan
               Bank, as Administrative Agent, The Chase Manhattan Bank of
               Canada, as Administrative Agent, Chase Manhattan
               International Limited, as U.K. Administrative Agent, Merrill
               Lynch Capital Corporation, as Syndication Agent, and DLJ
               Capital Funding, Inc., as Documentation Agent, dated as of
               January 21, 1998 (the "Credit Agreement")(7)
10.5      --   First Amendment and Waiver to the Credit Agreement dated as of November 13, 1998*
10.6      --   Second Amendment and Waiver to the Credit Agreement dated as of December 31, 1998*
10.7      --   Investors Agreement dated January 21, 1998 as amended March
               29, 1999 among the Company and (i) Thomas H. Lee Equity Fund
               III, L.P. ("THL"), certain individuals associated with THL,
               THL-CCI Limited Partnership, THL Foreign Fund III, L.P., and
               THL FSI Equity Investors, L.P., (ii) DLJ Merchant Banking
               Partners II, L.P., DLJ Offshore Partners II, C.V., DLJ
               Diversified Partners, L.P., DLJMB Funding II, Inc., DLJ
               Merchant Banking Partners II-A, L.P., DLJ Diversified
               Partners-A , L.P., DLJ Millenium Partners, L.P., DLJ
               Millennium Partners-A, L.P., UK Investment Plan 1997
               Partners, DLJ EAB Partners, L.P., DLJ ESC II, L.P. and DLJ
               First ESC, L.P., (iii) Chase Equity Associates, L.P. ("Chase
               Equity") and (iv) Merrill Lynch KECALP L.P. 1997, KECALP
               Inc., and ML IBK Positions, Inc.*
10.8      --   Fisher Scientific International Inc. Retirement Plan (3)
10.9      --   Fisher Scientific International Inc. Savings and Profit
               Sharing Plan (3)
10.10     --   Fisher Scientific International Inc. Incentive Compensation
               Plan (12)
10.11     --   Restricted Unit Plan for Non-Employee Directors of Fisher
               Scientific International Inc. (3)
10.12     --   Fisher Scientific International Inc. Deferred Compensation
               Plan for Non-Employee
               Directors (3)
10.13     --   Retirement Plan for Non-Employee Directors of Fisher
               Scientific International Inc. (3)
10.14     --   Fisher Scientific International Inc. Long-Term Incentive
               Plan (3)
10.15     --   Fisher Scientific International Inc. 1998 Equity and
               Incentive Plan (11)
21.1      --   List of Subsidiaries of the Company*
23.1      --   Consent of DELOITTE & TOUCHE LLP*
27.1      --   Financial Date Schedule-Fiscal Year Ended 1998*

---------------
   * Filed herewith

 (1) Included as an Annex or Exhibit to the Company's Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4 (Registration No. 333-42777) filed with the Securities and Exchange Commission on December 19, 1997 and incorporated herein by reference.

 (2) Included as an exhibit to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 17, 1999 and incorporated herein by reference.

 (3) Included in an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 24, 1993 and incorporated herein by reference.

 (4) Included as an exhibit to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 9, 1997 and incorporated herein by reference.

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

 (7) Included as an exhibit to the Company's Current Report on Form 8-K (Registration No. 001-10920) dated January 21, 1998 filed with the Securities and Exchange Commission on February 5, 1998 and incorporated herein by reference.

 (8) Included as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-48285) filed with the Securities and Exchange Commission on March 19, 1998 and incorporated herein by reference.

 (9) Included as an exhibit to the Company's Annual Report, as amended, on Form 10-K/A for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 20, 1998 and incorporated herein by reference.

(10) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 14, 1998 and incorporated herein by reference.

(11) Included as an exhibit to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 333-42777) filed with the Securities and Exchange Commission on February 2, 1998 and incorporated herein by reference.

(12) Included in an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 21, 1996 and incorporated herein by reference.

 (b) Report on Form 8-K: During the last quarter of the period covered by this report, the Company filed a Form 8-K (Registration No. 001-10920) with the Securities and Exchange Commission on December 4, 1998.

 (c) EXHIBITS.  The following exhibits are filed with this annual report:

     21.1 --   List of Subsidiaries of the Company.
          --
   23.1        Consent of DELOITTE & TOUCHE LLP.
          --
   27.1        Financial Data Schedule.

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

                                          FISHER SCIENTIFIC INTERNATIONAL INC.

                                          BY:      /s/ TODD M. DUCHENE
                                            ------------------------------------
                                                      TODD M. DUCHENE
                                             VICE PRESIDENT-GENERAL COUNSEL AND
                                                          SECRETARY
Date: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                     SIGNATURE                                       TITLE                         DATE
                     ---------                                       -----                         ----

               /s/ PAUL M. MONTRONE                  President, Chief Executive Officer         March 31, 1999
---------------------------------------------------  and Director (Principal Executive
                 PAUL M. MONTRONE                    Officer)

                /s/ PAUL M. MEISTER                  Executive Vice President, Chief            March 31, 1999
---------------------------------------------------  Financial Officer and Director
                  PAUL M. MEISTER                    (Principal Financial and Accounting
                                                     Officer)

            /s/ MITCHELL J. BLUTT, M.D.              Director                                   March 31, 1999
---------------------------------------------------
              MITCHELL J. BLUTT, M.D.

                 /s/ ROBERT A. DAY                   Director                                   March 31, 1999
---------------------------------------------------
                   ROBERT A. DAY

               /s/ ANTHONY J. DINOVI                 Director                                   March 31, 1999
---------------------------------------------------
                 ANTHONY J. DINOVI

              /s/ MICHAEL D. DINGMAN                 Director                                   March 31, 1999
---------------------------------------------------
                MICHAEL D. DINGMAN

               /s/ DAVID V. HARKINS                  Director                                   March 31, 1999
---------------------------------------------------
                 DAVID V. HARKINS

               /s/ SCOTT M. SPERLING                 Director                                   March 31, 1999
---------------------------------------------------
                 SCOTT M. SPERLING

                /s/ KENT R. WELDON                   Director                                   March 31, 1999
---------------------------------------------------
                  KENT R. WELDON

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------
                                    EXHIBITS
                                       TO
                                   FORM 10-K

                            ------------------------

                      FISHER SCIENTIFIC INTERNATIONAL INC.

================================================================================