Form 10-Q
period 1999-03-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1999-05-14
CIK 880430

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                ----------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------
                        Commission file number: 01-10920
                                                --------


                      FISHER SCIENTIFIC INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

                 DELAWARE                                  02-0451017
 ----------------------------------------       -------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

                Liberty Lane
           Hampton, New Hampshire                            03842
 ----------------------------------------       -------------------------------
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

The number of shares of Common Stock outstanding at May 10, 1999 was 40,048,514.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
Part I - Financial Information:

     Item 1 - Financial Statements:

          Introduction to the Financial Statements..................       3

          Statements of Operations -
          Three Months Ended March 31, 1999 and 1998................       4

          Balance Sheets -
          March 31, 1999 and December 31, 1998......................       5

          Statements of Cash Flows -
          Three Months Ended March 31, 1999 and 1998................       6

          Notes to Financial Statements.............................       7

     Item 2 - Management's Discussion and Analysis of Results of           12
                   Operations and Financial Condition...............

     Item 3 - Quantitative and Qualtitative Disclosures about
                   Market Risk......................................       17

Part II - Other Information:

     Item 6 - Exhibits and Reports on Form 8-K......................       18

SIGNATURE...........................................................       19

EXHIBIT INDEX.......................................................       20

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    INTRODUCTION TO THE FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by Fisher Scientific International Inc. ("Fisher" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1998 balance sheet is the balance sheet included in the audited financial statements as shown in the Company's 1998 Annual Report on Form 10-K. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                            STATEMENTS OF OPERATIONS
                     (in millions, except per share amounts)
                                   (unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            1999      1998
                                                           ------    ------
Sales                                                      $600.9    $549.1

Cost of sales                                               427.4     398.0
Selling, general and administrative expense                 133.2     123.2
Transaction-related costs                                      --      71.0
Loss from operations to be disposed of                        8.7       2.5
                                                           ------    ------

Income (loss) from operations                                31.6     (45.6)

Interest expense                                             26.8      24.9
Other income                                                 (2.6)     (2.4)
                                                           ------    ------
Income (loss) before income taxes                             7.4     (68.1)
Income tax provision (benefit)                                3.9     (26.2)
                                                           ------    ------
Net income (loss)                                          $  3.5    $(41.9)
                                                           ======    ======
Earnings (loss) per common share:

Basic                                                      $ 0.09    $(1.05)
                                                           ======    ======
Diluted                                                    $ 0.08    $(1.05)
                                                           ======    ======



               See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                                 BALANCE SHEETS
                                  (in millions)


                                             March 31,           December 31,
                                               1999                 1998
                                            -----------          ------------
                                            (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents               $   32.4            $   65.6
     Receivables, net                           173.5               205.6
     Inventories                                231.1               220.9
     Other current assets                        70.3                69.0
                                             --------            --------
          Total current assets                  507.3               561.1

Property, plant and equipment, net              242.8               246.0
Goodwill                                        409.4               385.9
Other assets                                    144.1               149.9
Net assets from operations to be
 disposed of                                     20.7                14.7
                                             --------            --------
                                             $1,324.3            $1,357.6
                                             ========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
     Short-term debt                         $   23.5            $   19.7
     Accounts payable                           243.9               246.3
     Accrued and other current liabilities      166.8               187.2
                                             --------            --------
          Total current liabilities             434.2               453.2

Long-term debt                                1,023.9             1,022.0
Other liabilities                               193.7               207.1
                                             --------            --------
          Total liabilities                   1,651.8             1,682.3

Commitments and Contingencies

Stockholders' deficit:
     Preferred stock                               --                  --
     Common Stock                                 0.4                 0.4
     Capital in excess of par value             313.3               313.3
     Retained deficit                          (614.7)             (618.2)
     Accumulated other comprehensive loss       (26.0)              (19.7)
     Treasury stock                              (0.5)               (0.5)
                                             --------            --------
          Total stockholders' deficit          (327.5)             (324.7)
                                             ========            ========
                                             $1,324.3            $1,357.6
                                             ========            ========





               See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)




                                                       Three Months Ended
                                                            March 31,
                                                       -------------------
                                                         1999        1998
                                                       --------    -------
Cash flows from operating activities:
     Net income (loss)                                 $   3.5     $  (41.9)
     Adjustments to reconcile net income (loss)
      to cash provided (used) by operating
      activities:
          Transaction-related costs, net of
            cash expended                                   --         70.5
          Depreciation and amortization                   15.3         13.3
          (Gain) loss on sale of property, plant
            and equipment and write-off of assets          3.2           --
          Deferred income taxes                           (0.8)       (15.3)
          Changes in working capital:
               Receivables, net                          (11.8)       (15.4)
               Inventories                                (7.3)         5.4
               Payables, accrued and other
                current liabilities                      (30.7)        37.1
               Other working capital changes              (1.4)       (12.3)
          Net cash flow from operations to be
           disposed of                                    (2.4)         0.5
          Other assets and liabilities                   (10.3)        (2.0)
                                                      --------     --------
               Cash (used in) provided by operating
                activities                               (42.7)        39.9
                                                      --------     --------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                  (41.9)        (0.8)
     Capital expenditures                                 (9.0)       (12.0)
     Proceeds from sale of property, plant
      and equipment                                        3.7           --
                                                      --------     --------
               Cash used in investing activities         (47.2)       (12.8)

Cash flows from financing activities:
     Common stock repurchased and conversion of
      stock to cash                                         --       (955.1)
     Proceeds from common stock sold to FSI                 --        303.0
     Transaction-related fees and expenses                  --        (67.5)
     Proceeds from accounts receivable
      securitization, net                                 49.5        170.0
     Proceeds from long-term debt                          9.4        694.5
     Payments of long-term debt                           (2.2)      (154.3)
                                                      --------     --------
               Cash provided by (used in)
                 financing activities                     56.7         (9.4)
                                                      --------     --------
Net change in cash and cash equivalents                  (33.2)        17.7
Cash and cash equivalents - beginning of period           65.6         18.2
                                                      --------     --------
Cash and cash equivalents - end of period             $   32.4     $   35.9
                                                      ========     ========



               See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND RESULTS OF OPERATIONS

     Fisher Scientific International Inc. ("Fisher" or the "Company") was formed in September 1991. The Company's operations are conducted by wholly owned and majority-owned subsidiaries, joint ventures, equity interests and agents, located in North and South America, Europe, the Far East, the Middle East and Africa. The Company is managed in four business segments: domestic distribution, international distribution, laboratory workstations and technology. The domestic and international distribution segments engage in the supply, marketing, service and manufacture of scientific, clinical, educational, occupational health and safety products. The laboratory workstations segment manufactures and sells laboratory workstations and computer (LAN) furniture. Fisher's technology segment includes the procurement outsourcing services and supply chain management technology and the Unikix Technology software business.

     Certain prior year amounts have been reclassified to conform to their current presentation.

RESTRUCTURING CHARGES

     In the fourth quarter of 1998, the Company recorded $26.5 million of restructuring and other charges related to the 1998 Restructuring Plan. The 1998 Restructuring was adopted in December 1998 and affects the Company's domestic and international distribution segments. The charges included asset impairment charges internationally attributable to the economic slowdown in the Far East and write-offs of information systems due to a change in management's global information system strategy. The charges also included employee separation and other exit costs due to a restructuring in Europe and a restructuring domestically of the Company's management team and selected components of its sales force. The 1998 charges consisted of $13.6 million related to noncash asset impairments, $12.0 million of accruals for employee separation arrangements and $0.9 million of exit costs. The 1998 Restructuring Plan continues to proceed as planned and is expected to be completed and the related accruals substantially expended by the end of 1999.

     Following the consummation of the Transaction (defined below), during the fourth quarter of 1997 in conjunction with the annual business planning process, the Company evaluated its business strategy for both its domestic and international operations, and, as a result, adopted the 1997 Restructuring Plan and recorded restructuring and other charges of $51.8 million. The charges included costs associated with the closure of additional logistics and customer-service centers and related asset write-offs in the United States and internationally and the impairment of goodwill and property, plant and equipment related to certain international operations and the impairment of systems-related assets. The restructuring and other charges consisted of $38.3 million related to noncash asset impairments, $9.1 million of accruals for employee separation arrangements and $4.4 million of exit costs. The 1997 Restructuring Plan continues to proceed as planned and is expected to be substantially completed and the related accruals expended by the end of 2000.

NOTE 2 - RECAPITALIZATION AND MERGER

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

     In connection with the Transaction in the first quarter of 1998, the Company recorded $71.0 million of expenses consisting primarily of non-cash compensation expense relating to the conversion of employee stock options, the implementation of certain executive employment agreements and the grant of options to certain executives in accordance with the terms of the Transaction.

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

NOTE 3 - ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity," which is expected to be effective for the fiscal years beginning January 1, 2000. Management does not anticipate that the adoption of this statement will have a material effect on the Company's financial statements.

     During 1998, the Accounting Standards Executive Committee of the AICPA (AcSEC) released Statement of Position 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," and Statement of Position 98-5 (SOP 98-5), "Reporting on the Cost of Start-Up Activities." SOP 98-1 requires the capitalization of certain costs related to the development of software for internal use, and SOP 98-5 requires entities to expense, as incurred, costs associated with start-up activities. As the Company's prior practice was generally consistent with these new standards, their adoption during the first quarter of 1999 did not have a material effect on the Company's financial statements.

NOTE 4 - ACQUISITIONS

     In December 1998, Fisher purchased for approximately $138 million in cash approximately 90% of Bioblock Scientific S.A. ("Bioblock"), a leading distributor of scientific and laboratory instrumentation in France. In January 1999, the Company acquired the remaining Bioblock shares for an additional $14 million, bringing Fisher's total ownership position to 100%.

     In January 1999, the Company acquired Columbia Diagnostics Inc., a Virginia-based provider of laboratory products and supplies to the healthcare industry, which is included in the domestic distribution segment, and Structured Computer Systems ("SCS"), a Connecticut-based provider of procurement and materials management solutions to businesses acquired by Fisher's ProcureNet Business (defined below), which is included in the technology segment. Fisher recorded a $5.2 million write-off for in-process research and development costs related to the acquisition of SCS. Total cash consideration paid for acquisitions in the first quarter was approximately $42 million.

     The Company's March 31, 1999 balance sheet includes estimates of fair market value of assets and liabilities acquired in connection with these acquisitions. The excess of the purchase price over the fair value of net assets acquired reflects certain estimates based upon preliminary studies; final allocation of the purchase price will be made after appraisals, valuations and other studies relating to the acquired assets and liabilities are completed. The excess of the purchase price over the estimated fair value of all net assets acquired in these first quarter transactions was approximately $27.9 million. The 1999 acquisitions are not material to the Company's financial position or results of operations.

NOTE 5 - OPERATIONS TO BE DISPOSED OF

     During the fourth quarter of 1998, management decided to dispose of its technology segment, which consists of its procurement outsourcing services and supply chain management technology business (the "ProcureNet Business") and its UniKix Technology software business. In December 1998, the Company's Board of Directors approved a plan to (i) spin off the ProcureNet Business to Fisher stockholders (the "Spinoff") and (ii) sell the UniKix Technology software business (the "UniKix Sale"). Following the Spinoff, which was consummated on April 15, 1999, the Company and ProcureNet began to operate as separate, stand-alone companies. As part of the Spinoff, the Company and ProcureNet entered into a transitional services agreement pursuant to which Fisher provides ProcureNet with certain management and other administrative services and ProcureNet continued to provide Fisher and its customers third party procurement and electronic commerce support and services. As of March 31, 1999, ProcureNet has entered into debt obligations to Fisher totaling $19 million. These obligations are not reflected in the Balance Sheet as all intercompany activity is eliminated in the Financial Statements. Subsequent to the Spinoff, these amounts will be reflected as notes receivable on Fisher's Balance Sheet. These notes bear interest at an annual rate of 9% and are due and payable on December 31, 2007. It is not expected that the Spinoff will have a material effect on Fisher's business or operations.

     Revenues, costs and expenses, assets and liabilities, and cash flows of the new company have been excluded from their respective captions in the Statements of Operations, Balance Sheet, and Statements of Cash Flows. These items have been reported as "loss from operations to be disposed of," "net assets from operations to be disposed of" and "net cash flows from operations to be disposed of."

     Summarized financial information for the technology segment is set forth below (in millions, except per share amounts):

                                March 31,     March 31,
                                 1999           1998
                               ---------     ---------
     Net sales                  $16.5          $12.4
     Operating loss              (8.7)          (2.5)
     Net loss                    (5.2)          (1.5)
     Diluted loss per share      (0.12)         (0.04)


                                March 31,   December 31,
                                 1999          1998
                               ---------    ------------
     Current Assets             $19.6          $12.2
     Current Liabilities         15.4           10.1
     Total Assets                36.4           24.6
     Total Liabilities           15.7            9.9
                                -----          -----
        Net assets from
          operations to be
          disposed of           $20.7          $14.7
                                =====          =====


     The operating loss for the period ended March 31, 1999 includes a $5.2 million write-off for in-process research and development costs related to the acquisition of SCS.

NOTE 6 - INVENTORIES

     The following is a summary of inventories by major category (in millions):

                                March 31,   December 31,
                                 1999          1998
                               ---------    ------------
     Raw material               $ 19.1         $ 19.5
     Work in process               4.5            3.7
     Finished products           207.5          197.7
                                ------         ------
     Total                      $231.1         $220.9
                                ======         ======


NOTE 7 - STOCKHOLDERS' DEFICIT

     The following is a summary of the changes in stockholders' deficit for the period ended March 31, 1999. Total comprehensive income components included in stockholders' deficit include any changes in equity during a period that are not the result of transactions with the Company's stockholders.

                                                              Shares                   Accumulated
                                   Capital in     Shares       To Be                      Other                         Subtotal-
                         Common     Excess of    Held in     Distributed   Retained   Comprehensive  Treasury          Comprehensive
                          Stock     Par Value     Trust      From Trust     Deficit        Loss       Stock     Total      Loss
                        --------   ----------    -------     -----------   --------   -------------  --------   -----  -------------
Balance, January 1,
  1999                    $0.4       $313.3      $(29.8)       $29.8       $(618.2)      $(19.7)     $(0.5)    $(324.7)
Comprehensive income
  (loss):
  Net income                --           --          --           --           3.5           --         --         3.5     $ 3.5
  Foreign currency
   translation
   adjustments              --           --          --           --            --         (6.3)        --        (6.3)     (6.3)
                                                                                                                           -----
  Subtotal-
   comprehensive loss                                                                                                      $(2.8)
                                                                                                                           =====
Shares withdrawn from
 Rabbi Trust                --           --         0.1         (0.1)           --           --         --          --
                          ----       ------      ------        -----       -------       ------      -----     -------
Balance, March 31, 1999   $0.4       $313.3      $(29.7)       $29.7       $(614.7)      $(26.0)     $(0.5)    $(327.5)
                          ====       ======      ======        =====       =======       ======      =====     =======


     Effective March 29, 1999 certain equity investors exchanged 9,000,000 shares of common stock for the same amount of non-voting common stock.

NOTE 8 - EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators for computing basic and diluted earnings per share for the three and nine months ended March 31, 1999 and 1998 (in millions):

                                            Three Months Ended
                                                March 31,
                                           --------------------
                                             1999       1998
                                           --------   ---------
     Basic Earnings (Loss) Per Share:
     --------------------------------
     Net Income (Loss)                      $ 3.5      $(41.9)
                                            =====      ======
     Average Shares of Common Stock
      Outstanding                            40.0        40.0
                                            =====      ======
     Basic Earnings (Loss) Per Share        $0.09      $(1.05)
                                            =====      ======

     Diluted Earnings (Loss) Per Share:
     ----------------------------------
     Net Income (Loss)                      $ 3.5      $(41.9)
                                            =====      ======
     Average Shares of Common Stock
      Outstanding                            40.0        40.0

     Common Stock Equivalents(a)              2.9          --
                                            -----      ------
     Diluted Potential Common Stock
      Outstanding                            42.9        40.0
                                            =====      ======
     Diluted Earnings (Loss) Per
      Share                                 $0.08      $(1.05)
                                            =====      ======


     (a) As of March 31, 1999 and 1998, the Company had options and warrants outstanding to purchase 2.8 million shares and 6.6 million shares, respectively, that could potentially dilute basic earnings per share. These options and warrants were excluded from the diluted earnings per share computation because to include such shares would have been antidilutive.

NOTE 9 - SEGMENT AND GEOGRAPHICAL FINANCIAL INFORMATION

     Selected business segment financial information for the three months ended March 31, 1999, and 1998 is shown below (in millions):


                                                                             Income (loss) from
                                                Sales                            Operations
                                       -------------------------           -----------------------
                                          1999          1998                 1999           1998
                                       ---------      --------             --------      ---------
     Domestic distribution               $474.8        $452.3               $32.6         $ 24.7
     International distribution           120.0          95.9                 1.2           (1.5)
     Laboratory workstations               40.9          34.3                 5.9            4.4
     Technology                              --            --                (8.7)          (2.5)
     Transaction-related costs               --            --                  --          (71.0)
     Eliminations                         (34.8)        (33.4)                0.6            0.3
                                         ------        ------               -----         ------
       Total                             $600.9        $549.1               $31.6         $(45.6)
                                         ======        ======               =====         ======




     Income (loss) from operations is revenue less related costs and direct and allocated expenses. Intercompany sales and transfers between segments were not material for the three months ended March 31, 1999 and 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition - Cautionary Factors Regarding Forward-Looking Statements" contained in the Company's Form 10-K for the year ended December 31, 1998.

RECAPITALIZATION AND MERGER

     Pursuant to the Second Amended and Restated Agreement and Plan of Merger as of November 14, 1997, amending an Agreement and Plan of Merger dated August 7, 1997, (as amended, the "Merger Agreement") between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, "the Transaction"), which Transaction was consummated on January 21, 1998, approximately 87% of the fully diluted shares of common stock of Fisher were converted into the right to receive $9.65 per share in cash (approximately $955 million in the aggregate) pursuant to an election process that provided stockholders the right to elect for each share of Fisher common stock held, subject to proration, either $9.65 in cash or to retain one share of common stock, $.01 par value ("Common Stock"), in the recapitalized company. Pursuant to the Merger Agreement, vesting of all outstanding options accelerated.

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

RESULTS OF OPERATIONS

         The following table sets forth the Company's sales and income (loss) from operations by segment:




                                                                             Income (loss) from
                                                Sales                            Operations
                                       -------------------------           -----------------------
                                          1999          1998                 1999           1998
                                       ---------      --------             --------      ---------
     Domestic distribution               $474.8        $452.3               $32.6         $ 24.7
     International distribution           120.0          95.9                 1.2           (1.5)
     Laboratory workstations               40.9          34.3                 5.9            4.4
     Technology                              --            --                (8.7)          (2.5)
     Transaction-related costs               --            --                  --          (71.0)
     Eliminations                         (34.8)        (33.4)                0.6            0.3
                                         ------        ------               -----         ------
       Total                             $600.9        $549.1               $31.6         $(45.6)
                                         ======        ======               =====         ======



     SALES

     Sales for the three months ended March 31, 1999 increased 9.4% to $600.9 million from $549.1 million for the comparable period in 1998. Sales growth in Fisher's domestic distribution, international distribution and laboratory workstations segments in 1999 was primarily due to sales of companies acquired during the second half of 1998 and the first quarter of 1999 as well as internal growth.

     GROSS PROFIT

     Fisher's gross profit for the three month period ended March 31, 1999 increased 14.8% to $173.5 million from $151.1 million for the comparable period in 1998, primarily as a result of increased sales volume. Gross profit as a percent of sales increased to 28.9% for the three months ended March 31, 1999, from 27.5% for the same period in 1998. The increase in gross profit as a percent of sales largely reflects the higher margins of businesses acquired in the second half of 1998 and first quarter of 1999 as well as improvements in gross margins of Fisher's domestic operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense for the three months ended March 31, 1999 increased 8.1% to $133.2 million from $123.2 million for the comparable period in 1998. The increase in selling, general and administrative expense in 1999 is primarily due to the selling, general and administrative expense of companies acquired since March 31, 1998 and increased sales volume. Selling, general and administrative expense in both periods includes nonrecurring costs associated with the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other one-time and redundant costs. For the three months ended March 31, 1999, $0.7 million of such costs were included in selling, general and administrative expense, compared with $1.8 million for the corresponding period in 1998. Excluding such costs, selling, general and administrative expense as a percentage of sales was 22.1% for the three months ended March 31, 1999 and the same for the comparable period in 1998.

     The international distribution segment continues to have significantly higher selling, general and administrative expenses as a percentage of sales as compared with that of Fisher's domestic distribution segment. These higher costs are being incurred as part of a plan to develop an integrated worldwide supply capability, the benefit of which has not been fully realized.

     TRANSACTION-RELATED COSTS

     During the first quarter of 1998, the Company recorded $71.0 million of expenses consisting primarily of non-cash compensation expense relating to the conversion of employee stock options, the implementation of certain executive severance agreements and the grant of options to certain executives in accordance with the terms of the Transaction.

     LOSS FROM OPERATIONS TO BE DISPOSED OF

     As discussed above, Management plans to dispose of its technology segment. Accordingly, the 1999 and 1998 results of operations of this segment are reported separately in the statements of operations. Loss from operations to be disposed of increased $6.2 million to $8.7 million from $2.5 million primarily as a result of a $5.2 million write-off of in-process research and development costs associated with an acquisition during the first quarter of 1999.

     INCOME (LOSS) FROM OPERATIONS

     Income from operations for the three months ended March 31, 1999 increased to $31.6 million from ($45.6) million for the corresponding period in 1998 due to the factors discussed above. Excluding nonrecurring and Transaction-related costs of $5.9 million in the first quarter of 1999 and $72.8 million in the first quarter of 1998, operating income was $37.5 million and $27.2 million, respectively.

     INTEREST EXPENSE

     Interest expense increased to $26.8 million for the three months ended March 31, 1999 from $24.9 million for the comparable period in 1998. The increase is the result of a full quarter of interest expense in 1999 resulting from the January 21, 1998 Transaction and additional indebtedness resulting from the $200 million 9% Senior Subordinated Notes issued in November 1998, both partially offset by one-time charges in the first quarter of 1998 related to the consummation of the Transaction.

     INCOME TAX PROVISION (BENEFIT)

     The income tax provision (benefit) for the three months ended March 31, 1999 was $3.9 million compared with ($26.2) million for the corresponding period in 1998. The effective income tax rate for the three months ended March 31, 1999 was 53% compared with 38% for the corresponding period in 1998. Excluding the $71.0 million of Transaction-related costs in 1998, of which a portion was not deductible, the effective income tax rates for these periods were comparable.

     NET INCOME (LOSS)

     Net income (loss) for the three months ended March 31, 1999 increased to $3.5 million from ($41.9) million for the comparable period in 1998, due to the factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1999, the Company's operations used $42.7 million of cash compared with providing $39.9 million for the same period in 1998. This change in cash used in operating activities primarily reflects a decrease in cash flows. The decrease in cash flows results from changes in working capital due to a decrease in cash provided by payables, accruals and other current liabilities. The payables and accruals change is primarily due to the timing of payments of accounts payable and interest and increased payments of accrued compensation amounts.

     The Company's operating working capital (defined as receivables plus inventories less accounts payable and accrued liabilities) changed to ($6.1) million at March 31, 1999 from ($7.0) million at December 31, 1998. A decrease in accruals was primarily offset by a decrease in accounts receivable. The decrease in accrued liabilities is principally attributable to payments of accrued interest and compensation amounts. The decrease in accounts receivable is primarily the result of the sale of additional receivables under a receivables securitization facility.

     Currently, the Company is evaluating a number of potential acquisitions in the United States and Europe and implementing the planned consolidation and relocation of its logistical facilities in North America and Europe. While there is no guarantee that any of these potential acquisitions will be consummated or that the Company's consolidation and relocation activities will occur, one or more acquisitions and implementation of the Company's relocation activities could have a material effect on the Company's working capital requirements throughout the remainder of 1999.

     During the three months ended March 31, 1999, the Company used $47.2 million of cash for investing activities compared with $12.8 million for the same period in 1998. The increase in cash used for investing activities is primarily due to increases in acquisition spending. During the last three months the Company completed two acquisitions and acquired the remaining shares of Bioblock for an aggregate purchase price of $41.9 million. The acquisitions were funded with cash on hand and through the sale of receivables under a receivables securitization facility. For the three months ended March 31, 1999 and 1998, the Company had capital expenditures of $9.0 million and $12.0 million, respectively. This decrease in capital expenditures is primarily due to timing. The Company anticipates its 1999 annual capital expenditures will approximate total 1998 expenditures as it continues its consolidation and relocation of logistics facilities in North America and Europe and its project to upgrade global computer systems.

     During the three months ended March 31, 1999, the Company's financing activities provided $56.7 million compared with using $9.4 million for the same period in 1998. Financing activities in the first quarter of 1998 primarily related to the Transaction described in Note 2 to the Financial Statements. Financing activities in the first quarter of 1999 primarily relate to cash flows from the sale of additional receivables, which were used to fund operating and investing activities.

     Fisher expects that cash flows from operations, together with cash and cash equivalents on hand and funds available under existing credit facilities, will be sufficient to meet ongoing operating and capital expenditure requirements.

     EUROPEAN ECONOMIC AND MONETARY UNION

     The Company conducts business in many of the 11 countries that have agreed to join the European Economic and Monetary Union (the "EMU") and, among other things, adopt a single currency called the Euro. On January 1, 1999, a three-year transition period for the Euro began and the conversion rates between the Euro and the national currencies were fixed. Business enterprises have the option of switching to the single currency at any time prior to January 1, 2002. In connection with the upgrade of its management information systems, the Company is incorporating the necessary changes to allow it to conduct business in Euros and the national currencies during the transition period and entirely in Euros thereafter. The Company is not able to accurately estimate or segregate the costs relating to the conversion to the Euro, but management does not believe that such costs are material. The Company does not anticipate that the conversion to the Euro will have a material impact on its future results of operation.

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

     Based upon assessments of each of the Company's business units and the information systems supporting those operations, the Company is implementing a program having the following major elements and a target completion date no later than December 31, 1999:

     First, the applications and other software supporting each business unit have been inventoried and analyzed and either: (a) confirmed as Year 2000 compliant, (b) scheduled for upgrade to a Year 2000 compliant version, (c) scheduled for remediation to become Year 2000 compliant or (d) scheduled for replacement by other software which provides Year 2000 compliance and other benefits. For example, certain of the financial applications supporting the U.S. distribution business have been replaced by Oracle software; most of the remaining software supporting the U.S. distribution businesses has been remediated, tested by software professionals and end-users, and implemented in regular business operations. A limited number of other software applications are scheduled for upgrade or replacement prior to September 30, 1999.

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

     Third, the Company has initiated programs to identify those suppliers whose own systems could lead to delays or interruptions in supply, either because of Year 2000 non-compliance or because of the necessity of extensive systems upgrades or replacements to avoid Year 2000 issues. The Company is addressing such system changes by suppliers, where appropriate, by adjusting inventory levels and order lead times to reduce any delays or interruptions of product supply to the Company's customers and is developing similar contingency plans, on a supplier-specific basis to assure availability of products from suppliers making future systems changes or not providing adequate assurances of readiness to fill orders at the beginning of 2000 and in order to prevent or reduce any adverse effect on fill rates to the Company's customers.

     Fourth, with particular regard to Electronic Data Interchange ("EDI"), the Company has developed plans to work with trading partners, including both suppliers and customers, to either work around the requirement for six digit date fields in the prior EDI standards or to migrate, with the trading partner, to ANSI version 4010, which employs eight digit data fields. The Company has begun exchanging ANSI Version 4010 transactions with customers and suppliers and has identified many of the customers and suppliers who plan to migrate to Version 4010 and many of the customers and suppliers who plan to remain on earlier levels, windowing the transmitted six digit date at both ends and recognizing the correct year. The Company is scheduling test sessions with customers and suppliers requesting either migration to Version 4010 or testing of Year 2000 compliance of such windowing.

     Fifth, the Company is implementing a project involving testing with available test software personal computers and associated software at various Company locations, followed by upgrade or replacement where appropriate. In addition, the Company has implemented projects which include inventory, identification, assessment (through vendor contacts, testing or both), planning, implementation (replacement, repair or upgrade) and testing of manufacturing equipment, environmental control equipment, elevators, security systems, telecommunications software and equipment and similar purchased equipment, software and systems. While this portion of the overall program is targeted for completion by June 30, 1999, it is currently anticipated that a limited amount of this activity of certain of the Company's sites would remain incomplete until a date no later than September 1999. Contingency plans may be developed to work around these sites not fully compliant by June 30, 1999.

     With regard to financial cost, implementation of the program has resulted in and will continue to result in significant time expenditure by Company personnel and outside software and equipment providers and some expenditures for equipment and software upgrades and replacements. Because many of these efforts have been designed to achieve other functional or systems improvements, in addition to Year 2000 compliance, and are being carried out by operational personnel within each business unit, it is difficult to allocate particular funding levels solely to the Year 2000 compliance activities. In general, however, the Company has spent approximately $4 million in operating expenses and approximately $30 million in capital expenditures on Year 2000 activities to date and estimates incurring an additional $4 million in operating expenses and $7 million in capital expenditures to complete its Year 2000 programs.

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

     The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure," the words "believes," "expects," "estimates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plans as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary interest rate exposures relate to its cash, fixed and variable rate debt and interest rate swaps. The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates does not have a material effect on the fair values, cash flows or earnings of the Company.

         The Company's primary currency rate exposures are to its foreign denominated debt, intercompany debt, cash and foreign currency forward exchange contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in the currency exchange rates does not have a material effect on the fair values, cash flows or earnings of the Company.

PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 2.01  - Distribution Agreement, dated March 29, 1999, among
                          Fisher Scientific International Inc. and ProcureNet, Inc.*

          Exhibit 10.01 - Amended and Restated Investors' Agreement dated as of
                          March 29, 1999 among Fisher Scientific International, Inc., Thomas H. Lee Equity Fund III, L.P., THI-CCI Limited Partnership, THL Foreign Fund III, L.P., THL FSI Equity Investors, L.P., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners II -- A, L.P., DLJ Offshore Partners, II, C.V., DLJ Diversified Partners, L.P., DLJ Diversified Partners, A.L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners -- A, L.P., DLJMB Funding II, Inc., UK Investment Plan 1997 Partners, DLJ EAB Partners, L.P., DLJ ESC II, L.P., DLJ First ESC, L.P., Chase Equity Associates, L.P., Merrill Lynch Kecalp L.P. 1997, Kecalp Inc., ML IBK Positions, Inc. and certain other persons named therein

          Exhibit 27    - Financial Data Schedule

          ------------------
          * Included as an exhibit to the Company's Current Report on Form 8-K dated April 15, 1999 filed with the Securities and Exchange Commission on April 30, 1999.

     (b)  Reports on Form 8-K:

          The Company filed the following Current Report on Form 8-K during the period covered by this report:

          1. Current Report on Form 8-K/A (Registration No. 1-10920) was filed with the Securities and Exchange Commission on February 17, 1999 which amends and restates the Current Report on Form 8-K which was filed with the Securities and Exchange Commission on December 4, 1998 reporting the acquisition by the Company of Bioblock Scientific S.A. under Item 2 -- Acquisition or Disposition of Assets.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FISHER SCIENTIFIC INTERNATIONAL INC.

Date:  May 14, 1999                   /s/ PAUL M. MEISTER
       ------------                   ------------------------------------------
                                      PAUL M. MEISTER
                                      Vice Chairman of the Board,
                                      Executive Vice President - Chief Financial
                                      Officer and Director

EXHIBIT INDEX


        Exhibit No.                                   Description
------------------------------         -----------------------------------------

10.01 Amended and Restated Investors' Agreement dated as of March 29, 1999 among Fisher Scientific International, Inc., Thomas H. Lee Equity Fund III, L.P., THI-CCI Limited Partnership, THL Foreign Fund III, L.P., THL FSI Equity Investors, L.P., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners II -- A, L.P., DLJ Offshore Partners, II, C.V., DLJ Diversified Partners, L.P., DLJ Diversified Partners, A.L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners -- A, L.P., DLJMB Funding II, Inc., UK Investment Plan 1997 Partners, DLJ EAB Partners, L.P., DLJ ESC II, L.P., DLJ First ESC, L.P., Chase Equity Associates, L.P., Merrill Lynch Kecalp L.P. 1997, Kecalp Inc., ML IBK Positions, Inc. and certain other persons named therein

27                                     Financial Data Schedule