Form 10-Q
period 1999-06-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1999-08-13
CIK 880430

     ------------------------------------------------------------------------

     ------------------------------------------------------------------------

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                         --------------------------------

                                    FORM 10-Q

                         --------------------------------

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER: 01-10920

                       FISHER SCIENTIFIC INTERNATIONAL INC.
              (Exact name of registrant as specified in its charter)

                        DELAWARE                                                 02-0451017
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                 Identification No.)
          LIBERTY LANE, HAMPTON, NEW HAMPSHIRE                                     03842
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

     The number of shares of Common Stock outstanding at August 9, 1999 was 40,050,940.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX

                                                                PAGE NO.
                                                                --------
Part I -- Financial Information:
           Item 1 -- Financial Statements:
                      Introduction to the Financial
                     Statements.............................        3
                      Statements of Operations -- Three and
                     Six Months Ended June 30, 1999 and
                     1998...................................        4
                      Balance Sheets -- June 30, 1999 and
                     December 31, 1998......................        5
                      Statements of Cash Flows -- Six Months
                     Ended June 30, 1999 and 1998...........        6
                      Notes to Financial Statements.........        7
           Item 2 -- Management's Discussion and Analysis of
          Results of Operations and
                        Financial Condition.................       11
           Item 3 -- Quantitative and Qualitative
          Disclosures about Market Risk.....................       17

Part II -- Other Information:
           Item 4 -- Submission of Matters to a Vote of
          Security Holders..................................       18
           Item 6 -- Exhibits and Reports on Form 8-K.......       18
SIGNATURE...................................................       19
EXHIBIT INDEX...............................................       21

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

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

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                        ------------------    --------------------
                                                         1999       1998        1999        1998
                                                        -------    -------    --------    --------
Sales.................................................  $615.5     $549.1     $1,216.4    $1,098.2
Cost of sales.........................................   440.0      395.4        867.4       793.4
Selling, general and administrative expense...........   135.8      121.6        269.0       244.8
Transaction-related costs.............................      --         --           --        71.0
Loss from operations to be disposed of................     2.1        4.1         10.8         6.6
                                                        ------     ------     --------    --------
Income (loss) from operations.........................    37.6       28.0         69.2       (17.6)
Interest expense......................................    25.9       21.6         52.7        46.5
Other income, net.....................................    (2.6)      (0.7)        (5.2)       (3.1)
                                                        ------     ------     --------    --------
Income (loss) before income taxes.....................    14.3        7.1         21.7       (61.0)
Income tax provision (benefit)........................     8.7        4.7         12.6       (21.5)
                                                        ------     ------     --------    --------
Net income (loss).....................................  $  5.6     $  2.4     $    9.1    $  (39.5)
                                                        ======     ======     ========    ========
Earnings (loss) per common share:
Basic.................................................  $ 0.14     $ 0.06     $   0.23    $  (0.99)
                                                        ======     ======     ========    ========
Diluted...............................................  $ 0.13     $ 0.06     $   0.21    $  (0.99)
                                                        ======     ======     ========    ========

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                                 BALANCE SHEETS
                                 (IN MILLIONS)

                                                                JUNE 30,     DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
     Cash and cash equivalents..............................    $   29.7       $   65.6
     Receivables, net.......................................       191.7          205.6
     Inventories............................................       224.3          220.9
     Other current assets...................................        69.0           69.0
                                                                --------       --------
          Total current assets..............................       514.7          561.1
Property, plant and equipment, net..........................       245.4          246.0
Goodwill....................................................       401.3          385.9
Other assets................................................       168.1          149.9
Net assets from operations to be disposed of................         2.6           14.7
                                                                --------       --------
                                                                $1,332.1       $1,357.6
                                                                ========       ========
           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Short-term debt........................................    $   31.0       $   19.7
     Accounts payable.......................................       244.4          246.3
     Accrued and other current liabilities..................       167.0          187.2
                                                                --------       --------
          Total current liabilities.........................       442.4          453.2
Long-term debt..............................................     1,018.7        1,022.0
Other liabilities...........................................       195.0          207.1
                                                                --------       --------
          Total liabilities.................................     1,656.1        1,682.3
                                                                --------       --------
Commitments and contingencies...............................          --             --
Stockholders' deficit:
     Preferred stock........................................          --             --
     Common stock...........................................         0.4            0.4
     Capital in excess of par value.........................       313.7          313.3
     Accumulated deficit....................................      (608.9)        (618.2)
     Accumulated other comprehensive loss...................       (28.7)         (19.7)
     Treasury stock.........................................        (0.5)          (0.5)
                                                                --------       --------
          Total stockholders' deficit.......................      (324.0)        (324.7)
                                                                --------       --------
                                                                $1,332.1       $1,357.6
                                                                ========       ========

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Cash flows from operating activities:
  Net income (loss).........................................  $  9.1    $(39.5)
  Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
     Transaction-related costs, net of cash expended........      --      70.5
     Depreciation and amortization..........................    30.8      26.0
     Gain on sale of property, plant and equipment and
      write-off of assets...................................    (2.3)     (0.5)
     Deferred income taxes..................................    (0.1)    (12.9)
     Changes in working capital:
       Receivables, net.....................................    (5.4)     18.1
       Inventories..........................................    (1.0)     15.2
       Payables, accrued and other current liabilities......   (32.3)     17.1
       Other working capital changes........................    (0.4)    (12.2)
     Net cash flow from operations to be disposed of........     2.3       5.7
     Other assets and liabilities...........................   (13.2)     (8.4)
                                                              ------    ------
       Cash provided by (used in) operating activities......   (12.5)     79.1
                                                              ------    ------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (41.9)     (6.6)
  Capital expenditures......................................   (20.6)    (26.9)
  Proceeds from sale of property, plant and equipment.......     5.7       1.2
                                                              ------    ------
       Cash used in investing activities....................   (56.8)    (32.3)
                                                              ------    ------
Cash flows from financing activities:
  Common stock repurchased and conversion of stock to
     cash...................................................      --    (955.1)
  Proceeds from common stock sold to FSI....................      --     303.0
  Transaction-related fees and expenses.....................      --     (67.5)
  Proceeds from accounts receivable securitization, net.....    24.5     162.6
  Proceeds from long-term debt..............................    12.3     699.7
  Payments of long-term debt................................    (3.7)   (155.2)
  Common stock issued.......................................     0.3       0.5
                                                              ------    ------
       Cash provided by (used in) financing activities......    33.4     (12.0)
                                                              ------    ------
Net change in cash and cash equivalents.....................   (35.9)     34.8
Cash and cash equivalents -- beginning of period............    65.6      17.6
                                                              ------    ------
Cash and cash equivalents -- end of period..................  $ 29.7    $ 52.4
                                                              ======    ======

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF BUSINESS AND RESULTS OF OPERATIONS

     Fisher Scientific International Inc. ("Fisher" or the "Company") was formed in September 1991. The Company's operations are conducted by wholly owned and majority-owned subsidiaries, joint ventures, equity interests and agents, located in North and South America, Europe, the Far East, the Middle East and Africa. The Company is managed in three primary business segments: domestic distribution, international distribution, and laboratory workstations. The domestic and international distribution segments engage in the supply, marketing, service and manufacture of scientific, clinical, educational, occupational health and safety products. The laboratory workstations segment manufactures and sells laboratory workstations and computer (LAN) furniture. In December 1998, the Company's Board of Directors approved a plan to (i) spin off the procurement outsourcing and supply chain management technology business (the "ProcureNet Business") and (ii) sell the UniKix Technology software business (see Note 5 to the financial statements). These businesses comprise the Company's technology business segment. The ProcureNet Business was distributed to Fisher's stockholders on April 15, 1999 and the sale of the UniKix Technology software business was completed on July 22, 1999.

     Certain prior year amounts have been reclassified to conform to their current presentation.

RESTRUCTURING AND OTHER CHARGES

     In the fourth quarter of 1998, the Company recorded $26.5 million of restructuring and other charges related to the 1998 Restructuring Plan. The 1998 Restructuring Plan was adopted in December 1998 and affects the Company's domestic and international distribution segments. The charges included international asset impairment charges attributable to the economic slowdown in the Far East and write-offs of information systems due to a change in management's global information system strategy. The charges also included employee separation and other exit costs due to a restructuring in Europe and a restructuring of the Company's domestic management team and selected components of its sales force. The 1998 charges consisted of $13.6 million related to noncash asset impairments, $12.0 million of accruals for employee separation arrangements and $0.9 million of exit costs. The 1998 Restructuring Plan continues to proceed as planned and is expected to be completed and the related accruals substantially expended by the end of 1999.

     Following the consummation of the Transaction (defined in Note 2 below) during the fourth quarter of 1997 in conjunction with the annual business planning process, the Company evaluated its business strategy for both its domestic and international operations, and, as a result, adopted the 1997 Restructuring Plan and recorded restructuring and other charges of $51.8 million. The charges included costs associated with the closure of logistics and customer-service centers and related asset write-offs in the United States and internationally, the impairment of goodwill and property, plant, and equipment related to certain international operations and the impairment of systems-related assets. The restructuring and other charges consisted of $38.3 million related to noncash asset impairments, $9.1 million of accruals for employee separation arrangements and $4.4 million of exit costs. The 1997 Restructuring Plan continues to proceed as planned and is expected to be substantially completed and the related accruals expended by the end of 2000.

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

     In connection with the Transaction in the first quarter of 1998, the Company recorded $71.0 million of expenses consisting primarily of noncash compensation expense relating to the conversion of employee stock options, the implementation of certain executive employment agreements and the grant of options to certain executives in accordance with the terms of the Transaction.

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

NOTE 3 -- ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company for fiscal years beginning January 1, 2001. Management does not anticipate that the adoption of this statement will have a material effect on the Company's financial statements.

     During 1998, the Accounting Standards Executive Committee of the AICPA released Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-1 requires the capitalization of certain costs related to the development of software for internal use, and SOP 98-5 requires entities to expense, as incurred, costs associated with start-up activities. The adoption of these new standards during the first quarter of 1999 did not have a material effect on the Company's financial statements.

NOTE 4 -- ACQUISITIONS

     In December 1998, Fisher purchased for approximately $138 million in cash approximately 90% of Bioblock Scientific S.A. ("Bioblock"), a leading distributor of scientific and laboratory instrumentation in France. In January 1999, the Company acquired the remaining Bioblock shares for an additional $14 million, bringing Fisher's total ownership position to 100%.

     In January 1999, the Company acquired Columbia Diagnostics Inc., a Virginia-based provider of laboratory products and supplies to the healthcare industry, which is included in the domestic distribution segment, and Structured Computer Systems ("SCS"), a Connecticut-based provider of procurement and materials management solutions to businesses, which is included in the ProcureNet Business of the technology segment. Fisher recorded a $5.2 million write-off for in-process research and development costs related to the acquisition of SCS. Total cash consideration paid for acquisitions in the first quarter was approximately $42 million.

     The Company's June 30, 1999 balance sheet includes estimates of fair market value of assets and liabilities acquired in connection with these acquisitions. The excess of the purchase price over the fair value of net assets acquired reflects certain estimates based upon preliminary studies; final allocation of the purchase price will be made after appraisals, valuations and other studies relating to the acquired assets and liabilities are completed. The excess of the purchase price over the estimated fair value of all net assets acquired in these 1999 transactions was approximately $25.7 million. The 1999 acquisitions are not material to the Company's financial position or results of operations.

NOTE 5 -- OPERATIONS TO BE DISPOSED OF

     In December 1998, the Company's Board of Directors approved a plan to (i) spin off the ProcureNet Business to Fisher stockholders (the "Spinoff") and (ii) sell the UniKix Technology software business. Following the Spinoff, which was consummated on April 15, 1999, the Company and ProcureNet began to operate as separate, stand-alone companies. As part of the Spinoff, the Company and ProcureNet entered into a transitional services agreement pursuant to which Fisher provides ProcureNet with certain management and other administrative services and ProcureNet continues to provide Fisher and its customers with third-party procurement and electronic commerce support and services. During the first quarter of 1999, ProcureNet entered into debt obligations to Fisher totaling $19 million. These notes bear interest at an annual rate of 9% and are due and payable on December 31, 2007. The Company has committed to providing up to an additional $3 million in loans to ProcureNet on terms similar to the existing notes. The Spinoff did not have a material effect on Fisher's business or operations.

     In July 1999, the Company completed the sale of UniKix for cash proceeds of approximately $5 million.

     Revenues, costs and expenses, assets and liabilities, and cash flows of the technology segment have been excluded from their respective captions in the Statements of Operations, Balance Sheets, and Statements of Cash Flows. These items have been reported as "loss from operations to be disposed of," "net assets from operations to be disposed of," and "net cash flows from operations to be disposed of."

     Summarized financial information for the technology segment, which includes the results of operations of ProcureNet through April 15, 1999 and UniKix through June 30, 1999, is set forth below (in millions, except per share amounts):

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,                JUNE 30,
                                                         -----------------------    ----------------
                                                           1999         1998        1999       1998
                                                         --------   ------------    -----      -----
Net sales..............................................   $  4.4       $13.3        $20.9      $25.7
Operating loss.........................................     (2.1)       (4.1)       (10.8)      (6.6)
Net loss...............................................     (1.4)       (2.5)        (6.6)      (4.0)
Diluted loss per share.................................    (0.03)      (0.06)       (0.16)     (0.10)

                                                         JUNE 30,   DECEMBER 31,
                                                           1999         1998
                                                         --------   ------------
Current assets.........................................   $  3.4       $12.2
Current liabilities....................................      2.3        10.1
Total assets...........................................   $  4.9       $24.6
Total liabilities......................................      2.3         9.9
                                                          ------       -----
     Net assets from operations to be disposed of......   $  2.6       $14.7
                                                          ======       =====

     The operating loss for the six months ended June 30, 1999 includes a $5.2 million write-off for in-process research and development costs related to the acquisition of SCS.

NOTE 6 -- INVENTORIES

     The following is a summary of inventories by major category (in millions):

                                                      JUNE 30,    DECEMBER 31,
                                                        1999          1998
                                                      --------    ------------
Raw material........................................   $ 21.2        $ 19.5
Work in process.....................................      4.1           3.7
Finished products...................................    199.0         197.7
                                                       ------        ------
Total...............................................   $224.3        $220.9
                                                       ======        ======

NOTE 7 -- COMPREHENSIVE INCOME AND STOCKHOLDERS' DEFICIT

     The following is a summary of comprehensive income (loss) for the three and six months ended June 30, 1999 and 1998 (in millions). Comprehensive income
(loss) components included in stockholders' deficit include any changes in equity during a period that are not the result of transactions with the Company's stockholders.

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   ------------------
                                                           1999         1998    1999         1998
                                                          ------        -----   ----        ------
Net income (loss).......................................  $ 5.6         $2.4    $9.1        $(39.5)
Foreign currency translation adjustment.................   (2.7)         1.0    (9.0)         (1.0)
                                                          -----         ----    ----        ------
Comprehensive income (loss).............................  $ 2.9         $3.4    $0.1        $(40.5)
                                                          =====         ====    ====        ======

     Effective March 29, 1999 certain equity investors exchanged 9,000,000 shares of common stock for the same amount of non-voting common stock.

NOTE 8 -- EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 1999 and 1998 (in millions):

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   ------------------
                                                           1999         1998    1999         1998
                                                          ------        -----   ----        ------
Average shares of common stock outstanding used in the
  computation of basic earnings (loss) per share........   40.0         40.0    40.0          40.0
Common stock equivalents(a).............................    2.5          1.3     2.4            --
                                                          -----         ----    ----        ------
Shares used in the computation of diluted earnings
  (loss) per share......................................   42.5         41.3    42.4          40.0
                                                          =====         ====    ====        ======

---------------
(a) The amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted earnings (loss) per share for the three months ended June 30, 1999 and 1998 was 2.5 million and 5.3 million, respectively. The weighted average amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted earnings
    (loss) per share for the six months ended June 30, 1999 and 1998 was 2.6 million and 9.7 million, respectively.

NOTE 9 -- SEGMENT INFORMATION

     Selected business segment financial information for the three and six months ended June 30, 1999 and 1998 is shown below (in millions):

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        ------------------    -------------------
                                                         1999       1998        1999       1998
                                                        -------    -------    --------   --------
Sales
  Domestic distribution...............................  $ 490.9    $ 451.5    $  965.7   $  903.8
  International distribution..........................    112.1       97.1       232.1      193.0
  Laboratory workstations.............................     46.8       35.2        87.7       69.5
  Eliminations........................................    (34.3)     (34.7)      (69.1)     (68.1)
                                                        -------    -------    --------   --------
       Total..........................................  $ 615.5    $ 549.1    $1,216.4   $1,098.2
                                                        =======    =======    ========   ========

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        ------------------    -------------------
                                                         1999       1998        1999       1998
                                                        -------    -------    --------   --------
Income (loss) from operations
  Domestic distribution...............................  $  33.8    $  27.6    $   66.4   $   52.3
  International distribution..........................     (1.2)      (0.4)         --       (1.9)
  Laboratory workstations.............................      7.4        4.5        13.3        8.9
  Technology..........................................     (2.1)      (4.1)      (10.8)      (6.6)
  Transaction -- related costs........................       --         --          --      (71.0)
  Eliminations........................................     (0.3)       0.4         0.3        0.7
                                                        -------    -------    --------   --------
       Total..........................................  $  37.6    $  28.0    $   69.2   $  (17.6)
                                                        =======    =======    ========   ========

     Income (loss) from operations is revenue less related costs and direct and allocated expenses. Intercompany sales and transfers between segments were not material for the three and six months ended June 30, 1999 and 1998.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Cautionary Factors Regarding Forward-Looking Statements" contained in the Company's Form 10-K for the year ended December 31, 1998.

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

RESULTS OF OPERATIONS

     The following table sets forth the Company's sales and income (loss) from operations by segment for the three and six months ended June 30, 1999 and 1998 (in millions):

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        ------------------    -------------------
                                                         1999       1998        1999       1998
                                                        -------    -------    --------   --------
Sales
  Domestic distribution...............................  $ 490.9    $ 451.5    $  965.7   $  903.8
  International distribution..........................    112.1       97.1       232.1      193.0
  Laboratory workstations.............................     46.8       35.2        87.7       69.5
  Eliminations........................................    (34.3)     (34.7)      (69.1)     (68.1)
                                                        -------    -------    --------   --------
       Total..........................................  $ 615.5    $ 549.1    $1,216.4   $1,098.2
                                                        =======    =======    ========   ========

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        ------------------    -------------------
                                                         1999       1998        1999       1998
                                                        -------    -------    --------   --------
Income (loss) from operations
  Domestic distribution...............................  $  33.8    $  27.6    $   66.4   $   52.3
  International distribution..........................     (1.2)      (0.4)         --       (1.9)
  Laboratory workstations.............................      7.4        4.5        13.3        8.9
  Technology..........................................     (2.1)      (4.1)      (10.8)      (6.6)
  Transaction -- related costs........................       --         --          --      (71.0)
  Eliminations........................................     (0.3)       0.4         0.3        0.7
                                                        -------    -------    --------   --------
       Total..........................................  $  37.6    $  28.0    $   69.2   $  (17.6)
                                                        =======    =======    ========   ========

  Sales

     Sales for the three and six months ended June 30, 1999 increased 12.1% and 10.8% to $615.5 million and $1,216.4 million, respectively, from $549.1 million and $1,098.2 million for the comparable periods in 1998. Sales growth in the domestic distribution and laboratory workstation segments in 1999 was primarily due to internal sales growth as well as inclusion of sales of companies acquired in the second half of 1998 and the first quarter of 1999. Sales growth in the international distribution segment was predominantly due to inclusion of sales of companies acquired.

  Gross Profit

     Fisher's gross profit for the three and six months ended June 30, 1999 increased 14.2% and 14.5% to $175.5 million and $349.0 million, respectively, from $153.7 million and $304.8 million for the comparable periods in 1998, primarily as a result of increased sales volume. Gross profit as a percent of sales increased to 28.5% and 28.7% for the three and six months ended June 30, 1999, respectively, from 28.0% and 27.8% for the comparable periods in 1998. The increase in gross profit as a percent of sales largely reflects the higher margins of businesses acquired in the second half of 1998 and first quarter of 1999 as well as improvements in gross margins of Fisher's domestic operations.

  Selling, General and Administrative Expense

     Selling, general and administrative expense for the three and six months ended June 30, 1999 increased 11.7% and 9.9% to $135.8 million and $269.0 million, respectively, from $121.6 million and $244.8 million for the comparable periods in 1998. The increase in selling, general and administrative expense in 1999 is primarily due to the selling, general and administrative expense of companies acquired during the second half of 1998 and the first quarter of 1999 and increased sales volume. Selling, general and administrative expense in both periods includes nonrecurring costs associated with the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other one-time and redundant costs. For the three and six months ended June 30, 1999, $0.5 million and $1.2 million, respectively, of such costs were included in selling, general and administrative expense, compared with $1.4 million and $3.2 million for the corresponding periods in 1998. Excluding such costs, selling, general and administrative expense as a percentage of sales was 22.0% for the three and six months ended June 30, 1999 and 21.9% and 22.0% for the comparable periods in 1998, respectively.

     The international distribution segment continues to have significantly higher selling, general and administrative expenses as a percentage of sales as compared with those of Fisher's domestic distribution and laboratory workstation segments. These higher costs are being incurred as part of a plan to develop an integrated worldwide supply capability, the benefit of which has not been fully realized.

  Transaction-Related Costs

     During the first quarter of 1998, the Company recorded $71.0 million of expenses consisting primarily of noncash compensation expense relating to the conversion of employee stock options, the implementation of certain executive severance agreements, and the grant of options to certain executives in accordance with the terms of the Transaction.

  Loss From Operations to be Disposed of

     In December 1998, the Company's Board of Directors approved a plan to (i) spin off the ProcureNet Business to Fisher stockholders and (ii) sell the UniKix Technology software business. These transactions were completed through the distribution to Fisher stockholders of the ProcureNet Business in April 1999 and the sale of the UniKix Technology software business in July 1999. The results of operations of this segment are reported separately in the statements of operations. Loss from operations to be disposed of decreased to $2.1 million for the three months ended June 30, 1999 from $4.1 million in the comparable period in 1998. The decrease was primarily due to the distribution of the ProcureNet Business to stockholders on April 15, 1999 and the inclusion of $0.9 million of one-time asset write-offs in 1998. Loss from operations to be disposed of increased to $10.8 million for the six months ended June 30, 1999 from $6.6 million in the comparable period in 1998. The increase was primarily a result of a $5.2 million write-off of in-process research and development costs associated with an acquisition made during the first quarter of 1999, offset in part by a decrease in the operating loss of the ProcureNet Business for the period due to the distribution in April 1999.

  Income (Loss) From Operations

     Income from operations for the three and six months ended June 30, 1999 increased to $37.6 million and $69.2 million, respectively, from $28.0 million and ($17.6) million for the corresponding periods in 1998 due to the factors discussed above. Excluding nonrecurring and Transaction-related costs of $6.4 million and $75.1 million in the six months ended June 30, 1999 and 1998, respectively, operating income was $75.6 million and $57.5 million, respectively.

  Interest Expense

     Interest expense increased to $25.9 million and $52.7 million for the three and six months ended June 30, 1999, respectively, from $21.6 million and $46.5 million for the comparable periods in 1998. The increase is the result of a full six months of interest expense in 1999 resulting from the January 21, 1998 Transaction and additional indebtedness resulting from the $200 million 9% Senior Subordinated Notes issued in November 1998, both partially offset by one-time charges in the first quarter of 1998 related to the consummation of the Transaction.

  Income Tax Provision (Benefit)

     The income tax provision (benefit) for the three and six months ended June 30, 1999 was $8.7 million and $12.6 million, respectively, compared with $4.7 million and ($21.5) million for the corresponding periods in 1998. The effective income tax rate for the three and six months ended June 30, 1999 was 60.8% and 58.1%, respectively, compared with 66.2% and 35.2% for the corresponding periods in 1998. Excluding the $71.0 million of Transaction-related costs in 1998, of which a portion was not deductible, the effective income tax rates for the periods were comparable.

  Net Income (Loss)

     Net income for the three and six months ended June 30, 1999 increased to $5.6 million and $9.1 million, respectively, from $2.4 million and ($39.5) million for the comparable periods in 1998, due to the factors discussed above.

  Liquidity and Capital Resources

     During the six months ended June 30, 1999, the Company's operations used $12.5 million of cash compared with providing $79.1 million of cash for the same period in 1998. This change in cash used in operating activities is primarily due to an increase in working capital during the six months ended June 30, 1999 compared to a decrease in working capital for the comparable period in 1998. Operating working capital (defined as receivables plus inventories less accounts payable and accrued liabilities), after adjusting for the impact of additional receivables sold under the accounts receivable securitization facility, increased by $38.7 during the six months ended June 30, 1999 compared to a decrease of $50.4 million during the comparable period in 1998. The change in the working capital for the respective periods was primarily due to reductions in inventory and accounts receivable during the 1998 period combined with a decrease in current liabilities of $32.3 million during the 1999 period compared to an increase of $17.1 million for the 1998 period. The change in cash flow from current liabilities from the 1998 period to the 1999 period was primarily caused by a $18 million decrease in accrued interest due to the timing of scheduled interest payments as the Transaction occurred in January 1998 and a decrease of $14 million in accrued salaries and benefits primarily as a result of the Company paying minimal bonuses in 1998 (for the 1997 year) and the timing of certain commission and benefit payments.

     Currently, the Company is evaluating a number of potential acquisitions and implementing the planned consolidation and relocation of its logistical facilities in North America and Europe. While there is no guarantee that any of these potential acquisitions will be consummated or that the Company's consolidation and relocation activities will be fully implemented, one or more acquisitions and implementation of the Company's relocation activities could have a material effect on the Company's working capital requirements throughout the remainder of 1999.

     During the six months ended June 30, 1999, the Company used $56.8 million of cash for investing activities compared with $32.3 million for the same period in 1998. The increase in cash used for investing activities is primarily due to increases in acquisition spending. During the first quarter of 1999, the Company completed two acquisitions and acquired the remaining shares of Bioblock for an aggregate purchase price of $41.9 million. The acquisitions were funded with cash on hand and through the sale of receivables under a receivables securitization facility. For the six months ended June 30, 1999 and 1998, the Company had capital expenditures of $20.6 million and $26.9 million, respectively. This decrease in capital expenditures is primarily due to timing. However, the Company anticipates its 1999 annual capital expenditures will be slightly lower than 1998 capital expenditures, largely due to reduced spending on global information systems in 1999.

     During the six months ended June 30, 1999, the Company's financing activities provided $33.4 million compared with using $12.0 million for the same period in 1998. Financing activities in the six months ended June 30, 1998 primarily related to the Transaction described in Note 2 to the Financial Statements. Financing activities in the six months ended June 30, 1999 primarily relate to cash flows from the sale of additional receivables, which were used to fund operating and investing activities.

     The Company expects that cash flows from operations, together with cash and cash equivalents on hand and funds available under existing credit facilities, will be sufficient to meet ongoing operating and capital expenditure requirements.

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

     First, the applications and other software supporting each business unit have been inventoried and analyzed and either: (a) confirmed as Year 2000 compliant, (b) upgraded to a Year 2000 compliant version, (c) remediated to become Year 2000 compliant or (d) replaced by other software which provided Year 2000 compliance and other benefits. For example, certain of the financial applications supporting the U.S. distribution business have been replaced by Oracle software; the remaining software supporting the U.S. distribution businesses has been remediated, tested by software professionals and endusers, and implemented in regular business operations. A limited number of software applications are scheduled for upgrade or replacement by September 30, 1999.

     The primary methods of assuring Year 2000 compliance for core business systems are: (a) remediation for the U.S., Canadian, U.K., and Hong Kong distribution systems, (b) replacement by new Year 2000 and Euro compliant software for the other European businesses, (c) upgrade to Year 2000 versions for certain manufacturing businesses and (d) replacement by new Year 2000 software for the remaining manufacturing businesses and overseas distribution businesses.

     Second, the Company has initiated programs to assure Year 2000 compliance for the equipment and software licenses that it currently markets to customers and to obtain and transmit to customers information about the equipment and software licenses which customers may have purchased in the past. Various units of the Company are also assisting customers in developing plans to replace or upgrade any noncompliant equipment or software, especially in laboratories, whether or not the products were acquired from the Company.

     Third, the Company has initiated programs to identify those suppliers whose own systems could lead to delays or interruptions in supply, either because of Year 2000 non-compliance or because of the necessity of extensive systems upgrades or replacements to avoid Year 2000 issues. The Company is addressing such system changes by suppliers, where appropriate, by adjusting inventory levels and order lead times to reduce any delays or interruptions of product supply to the Company's customers and is developing similar contingency plans, on a supplier-specific basis, to assure availability of products from suppliers making future systems changes or not providing adequate assurances of readiness to fill orders at the beginning of 2000, and in order to prevent or reduce any adverse effect on fill rates to the Company's customers.

     Fourth, with particular regard to Electronic Data Interchange ("EDI"), the Company has developed plans to work with trading partners, including both suppliers and customers, to either work around the requirement for six digit date fields in the prior EDI standards or to migrate, with the trading partner, to ANSI version 4010, which employs eight digit data fields. The Company now exchanges ANSI Version 4010 transactions with more than 50 customers and suppliers and has identified additional customers and suppliers who plan to migrate to Version 4010 and still other customers and suppliers who plan to remain on earlier levels, windowing the transmitted six digit date at both ends and recognizing the correct year. The Company is scheduling test sessions with various customers and suppliers requesting either migration to Version 4010 or testing of Year 2000 compliance of such windowing.

     Fifth, the Company has implemented a project involving testing, with available test software, personal computers and associated software at various Company locations, followed by upgrade or replacement where appropriate. In addition, the Company has implemented projects which include inventory, identification, assessment (through vendor contacts, testing or both), planning, implementation (replacement, repair or upgrade) and testing of manufacturing equipment, environmental control equipment, elevators, security systems, telecommunications software and equipment and similar purchased equipment, software and systems. While the vast majority of this effort has been completed, it is currently anticipated that a limited amount of activity will continue through September 30, 1999.

     With regard to financial cost, implementation of the program has resulted in and will continue to result in significant time expenditure by Company personnel and outside software and equipment providers and some expenditures for equipment and software upgrades and replacements. Because many of these efforts have been designed to achieve other functional or systems improvements, in addition to Year 2000 compliance, and are being carried out by operational personnel within each business unit, it is difficult to allocate particular funding levels solely to the Year 2000 compliance activities. In general, however, the Company has spent approximately $5 million in operating expenses and approximately $34 million in capital expenditures on Year 2000 activities to date and estimates incurring an additional $3 million in operating expenses and $4 million in capital expenditures to complete its Year 2000 programs.

     Although the Company believes that its present remediation and replacement programs will adequately address the Year 2000 issues with respect to its internal systems, there can be no assurance that the Company's belief is correct or that its present assessment is in fact accurate. There can be no assurance that the remediation and replacement programs will be completed prior to the Year 2000 or that if completed prior to the Year 2000 that disruption will not occur. In addition, there can be no assurance that the Company's vendors, suppliers and the myriad of other financial, transportation, utility and other service providers will successfully resolve their own Year 2000 issues in a manner which avoids significant impact on the Company. The Company has received written assurances from many of its suppliers and other providers acknowledging the Year 2000 issues and stating their present intention to be compliant. The Company has not received assurances from all of its suppliers and other providers, and there is no guarantee that one or more key suppliers and other providers will not fail to become compliant in time to avoid a disruption to the Company's business which, in spite of the Company's contingency plans, would have a significant adverse impact on the Company. Because of the complexity of the Company's systems, the number of transactions processed and the number of third parties with whom the Company interacts, certain failures of the Company or its suppliers, vendors and other service providers to completely overcome the Year 2000 issue could result in substantial and material impact on the Company's business, operations and financial results.

     The Company's forecasted costs and timing for completion of its Year 2000 programs are based on its best estimates, which in turn are based on numerous assumptions of future events, including the continued availability and cost of necessary personnel and other resources, third-party modification plans, and other factors. However, the Company cannot be certain that these estimates will be achieved and actual results could differ materially from these estimates.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                          PART II -- OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The annual meeting of stockholders of the Company was held on May 11, 1999.

     b) At the annual meeting, Mitchell J. Blutt, David V. Harkins and Paul M. Meister were each elected as directors of the Company for a three-year term expiring in 2002.

     c) The results of the voting on the proposals considered at the annual meeting of stockholders are as follows:

        1. Election of Directors

                                                    VOTES FOR     VOTES WITHHELD
                                                    ----------    --------------
Mitchell J. Blutt...............................    25,618,460        24,159
David V. Harkins................................    25,618,350        24,269
Paul M. Meister.................................    25,617,915        24,704

        2. Appointment of Independent Auditors

        The appointment of Deloitte & Touche LLP as independent auditors for the current year was ratified, and voting results were as follows:

        25,634,096 FOR, 5,121 AGAINST, and 3,402 ABSTAIN

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          Exhibit 27 -- Financial Data Schedule

     (b) Reports on Form 8-K:

---------------

     The Company filed the following Current Report on Form 8-K during the period covered by this report:

        1. Current Report on Form 8-K (Registration No. 1-10920) was filed with the Securities and Exchange Commission on April 30, 1999 reporting the spin off of the Company's wholly owned subsidiary, ProcureNet, Inc., to the stockholders of Fisher under Item 2 -- Acquisition or Disposition of Assets.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FISHER SCIENTIFIC INTERNATIONAL INC.

                                            /s/      PAUL M. MEISTER
                                            ------------------------------------
                                                      PAUL M. MEISTER
                                                VICE CHAIRMAN OF THE BOARD,
                                             EXECUTIVE VICE PRESIDENT -- CHIEF
                                                         FINANCIAL
                                                    OFFICER AND DIRECTOR

Date: August 13, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                    EXHIBITS

                                       TO

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION
-----------                -----------
    27                     Financial Data Schedule