Form 10-Q
period 1999-09-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 1999-11-12
CIK 880430

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER: 01-10920

                      FISHER SCIENTIFIC INTERNATIONAL INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

                DELAWARE                                 02-0451017
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)
ONE LIBERTY LANE, HAMPTON, NEW HAMPSHIRE                    03842
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

     The number of shares of Common Stock outstanding at November 10, 1999 was 40,050,940.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I -- FINANCIAL INFORMATION:
Item 1 -- Financial Statements:
     Introduction to the Financial Statements...............      3
     Statement of Operations -- Three and Nine Months Ended
      September 30, 1999 and 1998...........................      4
     Balance Sheet -- September 30, 1999 and December 31,
      1998..................................................      5
     Statement of Cash Flows -- Nine Months Ended September
      30, 1999 and 1998.....................................      6
     Notes to Financial Statements..........................      7
Item 2 -- Management's Discussion and Analysis of Results of
          Operations and Financial Condition................     12
Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk.......................................     18
PART II -- OTHER INFORMATION:
Item 6 -- Exhibits and Reports on Form 8-K..................     19
SIGNATURE...................................................     20
EXHIBIT INDEX...............................................     22

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

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                            STATEMENT OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                          ------------------   -------------------
                                                           1999       1998       1999       1998
                                                          -------    -------   --------   --------
Sales...................................................  $631.6     $576.4    $1,848.0   $1,674.6
Cost of sales...........................................   453.0      412.1     1,320.4    1,205.5
Selling, general and administrative expense.............   133.6      124.7       402.6      369.5
Transaction-related costs...............................      --         --          --       71.0
Loss from operations to be disposed of..................     0.5        2.6        11.3        9.2
                                                          ------     ------    --------   --------
Income from operations..................................    44.5       37.0       113.7       19.4
Interest expense........................................    26.4       20.8        79.2       67.3
Other (income) expense, net.............................    (3.3)       0.2        (8.6)      (3.0)
                                                          ------     ------    --------   --------
Income (loss) before income taxes.......................    21.4       16.0        43.1      (44.9)
Income tax provision (benefit)..........................    13.0        9.3        25.6      (12.1)
                                                          ------     ------    --------   --------
Net income (loss).......................................  $  8.4     $  6.7    $   17.5   $  (32.8)
                                                          ======     ======    ========   ========
Earnings (loss) per common share:
Basic...................................................  $ 0.21     $ 0.17    $   0.44   $  (0.82)
                                                          ======     ======    ========   ========
Diluted.................................................  $ 0.20     $ 0.16    $   0.41   $  (0.82)
                                                          ======     ======    ========   ========

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                 BALANCE SHEET
                                 (IN MILLIONS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Current assets:
     Cash and cash equivalents..............................    $   33.9        $   65.6
     Receivables, net.......................................       253.3           205.6
     Inventories............................................       225.7           220.9
     Other current assets...................................        70.1            69.0
                                                                --------        --------
          Total current assets..............................       583.0           561.1
Property, plant and equipment, net..........................       246.2           246.0
Goodwill....................................................       378.4           385.9
Other assets................................................       164.8           149.9
Net assets from operations to be disposed of................          --            14.7
                                                                --------        --------
                                                                $1,372.4        $1,357.6
                                                                ========        ========
           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Short-term debt........................................    $   36.7        $   19.7
     Accounts payable.......................................       281.4           246.3
     Accrued and other current liabilities..................       167.2           187.2
                                                                --------        --------
          Total current liabilities.........................       485.3           453.2
Long-term debt..............................................     1,018.6         1,022.0
Other liabilities...........................................       194.5           207.1
                                                                --------        --------
          Total liabilities.................................     1,698.4         1,682.3
                                                                --------        --------
Commitments and contingencies...............................          --              --
Stockholders' deficit:
     Preferred stock........................................          --              --
     Common stock...........................................         0.4             0.4
     Capital in excess of par value.........................       315.0           313.3
     Accumulated deficit....................................      (600.5)         (618.2)
     Accumulated other comprehensive loss...................       (40.4)          (19.7)
     Treasury stock.........................................        (0.5)           (0.5)
                                                                --------        --------
          Total stockholders' deficit.......................      (326.0)         (324.7)
                                                                --------        --------
                                                                $1,372.4        $1,357.6
                                                                ========        ========

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                            STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                ------------------
                                                                 1999       1998
                                                                ------    --------
Cash flows from operating activities:
Net income (loss)...........................................    $17.5     $ (32.8)
     Adjustments to reconcile net income (loss) to cash
      provided by operating activities:
          Transaction-related costs, net of cash expended...       --        70.5
          Depreciation and amortization.....................     46.5        38.3
          (Gain) loss on sale of property, plant and
           equipment and write-off of assets................     (4.1)        1.2
          Deferred income taxes.............................      3.3       (19.9)
          Changes in working capital:
               Receivables, net.............................    (24.1)      (24.0)
               Inventories..................................     (2.6)       12.4
               Payables, accrued and other current
                liabilities.................................      2.7        50.7
               Other working capital changes................     (1.0)       (3.4)
          Net cash flow from operations to be disposed of...      2.6         3.7
          Other assets and liabilities......................    (12.7)       (7.3)
                                                                -----     -------
               Cash provided by operating activities........     28.1        89.4
                                                                -----     -------
Cash flows from investing activities:
     Acquisitions, net of cash acquired.....................    (34.4)      (68.7)
     Capital expenditures...................................    (29.5)      (43.7)
     Proceeds from sale of property, plant and equipment....     10.7         1.6
     Other investing activities.............................     (1.0)         --
                                                                -----     -------
               Cash used in investing activities............    (54.2)     (110.8)
                                                                -----     -------
Cash flows from financing activities:
     Common stock repurchased and conversion of stock to
      cash..................................................       --      (955.1)
     Proceeds from common stock sold to FSI.................       --       303.0
     Transaction-related fees and expenses..................       --       (66.2)
     Changes in amounts sold under the accounts receivable
      securitization, net...................................    (17.5)      168.2
     Proceeds from long-term debt...........................     18.0       736.3
     Payments of long-term debt.............................     (6.4)     (160.9)
     Common stock issued....................................      0.3         0.5
                                                                -----     -------
               Cash provided by (used in) financing
                activities..................................     (5.6)       25.8
                                                                -----     -------
Net change in cash and cash equivalents.....................    (31.7)        4.4
Cash and cash equivalents -- beginning of period............     65.6        17.6
                                                                -----     -------
Cash and cash equivalents -- end of period..................    $33.9     $  22.0
                                                                =====     =======

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF BUSINESS AND RESULTS OF OPERATIONS

     Fisher Scientific International Inc. ("Fisher" or the "Company") was formed in September 1991. The Company's operations are conducted throughout North and South America, Europe, the Far East, the Middle East and Africa through one or more subsidiaries, joint ventures, agents and dealers. The Company is managed in three business segments: domestic distribution, international distribution, and laboratory workstations. The domestic and international distribution segments engage in the supply, marketing, service and manufacture of scientific, clinical, educational, occupational health and safety products. The laboratory workstations segment manufactures and sells laboratory workstations and computer
(LAN) furniture. In December 1998, the Company's Board of Directors approved a plan to dispose of the Company's technology business segment through (i) a spin off (the "Spinoff") of the Company's procurement outsourcing and supply chain management technology business (the "ProcureNet Business") and (ii) the sale of the UniKix Technology software business (see Note 5 to the financial statements). The ProcureNet Business was distributed to Fisher's stockholders on April 15, 1999 and the UniKix Technology software business was sold on July 22, 1999.

     Certain prior year amounts have been reclassified to conform to their current presentation.

RESTRUCTURING AND OTHER CHARGES

     During the fourth quarter of 1998 the Company adopted a restructuring plan and recorded $26.5 million of restructuring and other charges related to the Company's domestic and international distribution segments (the "1998 Restructuring Plan"). The 1998 Restructuring Plan included international asset impairment charges attributable to the economic slowdown in the Far East, write-offs of information systems due to a change in management's global information system strategy and employee separation and other exit costs due to a restructuring in the U.S. and Europe of the Company's management team and selected components of its sales force. These charges consisted of $13.6 million related to noncash asset impairments, $12.0 million of accruals for employee separation arrangements and $0.9 million of exit costs. The 1998 Restructuring Plan continues to proceed and is expected to be completed and the related accruals substantially expended by the end of 1999.

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

NOTE 2 -- RECAPITALIZATION AND MERGER

     On January 21, 1998, approximately 87% of the fully diluted shares of common stock of Fisher were converted into the right to receive $9.65 per share in cash (approximately $955 million in the aggregate) pursuant to the Second Amended and Restated Agreement and Plan of Merger dated as of November 14, 1997, amending an Agreement and Plan of Merger dated August 7, 1997 (as amended, the "Merger Agreement") between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, "the Transaction"). The Transaction established an election process that provided stockholders the right to elect, subject to proration, for each share of Fisher common stock held,

                      FISHER SCIENTIFIC INTERNATIONAL INC.

either $9.65 in cash or to retain one share of common stock, $.01 par value ("Common Stock"), in the recapitalized company. Vesting of all outstanding options accelerated.

     As part of the Transaction, the Company recorded $71.0 million of expenses consisting primarily of noncash compensation expense relating to the conversion of employee stock options, the implementation of certain executive employment agreements and the grant of options to certain executives in accordance with the terms of the Transaction.

     On March 9, 1998, Fisher's Board of Directors declared a five-for-one stock split of the Company's Common Stock. As a result of the stock split, four additional shares of Common Stock were issued for each share of Common Stock held by the shareholders of record as of the close of business on March 19, 1998. All references in this report to the number of shares and per-share amounts have been restated as appropriate to give effect to the stock split.

NOTE 3 -- ACCOUNTING PRONOUNCEMENT

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

NOTE 4 -- ACQUISITIONS

     In December 1998, Fisher purchased for $106 million (net of cash acquired) approximately 90% of Bioblock Scientific S.A. ("Bioblock"), a leading distributor of scientific and laboratory instrumentation in France. In January 1999, the Company acquired the remaining Bioblock shares for an additional $14 million, bringing Fisher's total ownership position to 100%.

     In January 1999, the Company acquired Columbia Diagnostics Inc., a Virginia-based provider of laboratory products and supplies to the healthcare industry, which is included in the domestic distribution segment, and Structured Computer Systems ("SCS"), a Connecticut-based provider of procurement and materials management solutions to businesses, which is included in the ProcureNet Business of the technology segment. Fisher recorded a $5.2 million write-off for in-process research and development costs related to the acquisition of SCS. Net cash consideration paid for acquisitions during 1999 was approximately $34 million.

     The Company's September 30, 1999 balance sheet includes estimates of fair market value of assets and liabilities acquired in connection with these acquisitions. The excess of the purchase price over the fair value of net assets acquired reflects certain estimates based upon preliminary studies; final allocation of the purchase price will be made after appraisals, valuations and other studies relating to the acquired assets and liabilities are completed. The excess of the purchase price over the estimated fair value of all net assets acquired in these 1999 transactions was approximately $21 million. The 1999 acquisitions are not material to the Company's financial position or results of operations.

NOTE 5 -- OPERATIONS TO BE DISPOSED OF

     In December 1998, the Company's Board of Directors approved a plan to dispose of the Company's technology business segment through (i) a spin off (the "Spinoff") of the Company's procurement outsourcing and supply chain management technology business (the "ProcureNet Business") and (ii) the sale of the UniKix Technology software business. Following the Spinoff, which was consummated on April 15, 1999, the Company and ProcureNet began to operate as separate, stand-alone companies. As part of the Spinoff, the Company and ProcureNet entered into a transitional services agreement pursuant to which Fisher provides ProcureNet with certain management and other administrative services and ProcureNet continues to provide Fisher and its customers with third-party procurement and electronic commerce support and services.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

During the first quarter of 1999, ProcureNet entered into debt obligations to Fisher totaling $19 million. These notes bear interest at an annual rate of 9% and are due and payable on December 31, 2007. Subsequent to the Spinoff, the Company fulfilled its credit commitment to ProcureNet by providing an additional $3 million in loans on terms similar to the existing notes.

     In July 1999, the Company completed the sale of UniKix for cash proceeds of approximately $5 million. A gain on the sale of $2.5 million was recognized and is included in other (income) expense, net.

     Revenues, operating costs and expenses, assets and liabilities, and cash flows of the technology segment have been excluded from their respective captions in the Statement of Operations, Balance Sheet, and Statement of Cash Flows. These items have been reported as "loss from operations to be disposed of," "net assets from operations to be disposed of," and "net cash flows from operations to be disposed of."

     Summarized financial information for the technology segment, which includes the results of operations of ProcureNet through April 15, 1999 and UniKix through July 22, 1999, is set forth below (in millions, except per share amounts):

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                      -------------------------------      ------------------
                                          1999               1998           1999        1998
                                      -------------      ------------      ------      ------
Net sales...........................      $0.2              $16.3          $21.1       $42.0
Operating loss......................      (0.5)              (2.6)         (11.3)       (9.2)

                                      SEPTEMBER 30,      DECEMBER 31,
                                          1999               1998
                                      -------------      ------------
Current assets......................      $ --              $12.2
Current liabilities.................        --               10.1
Total assets........................      $ --              $24.6
Total liabilities...................        --                9.9
                                          ----              -----
     Net assets from operations to
       be disposed of...............      $ --              $14.7
                                          ====              =====

     The operating loss for the nine months ended September 30, 1999 includes a $5.2 million write-off for in-process research and development costs related to the acquisition of SCS.

NOTE 6 -- INVENTORIES

     The following is a summary of inventories by major category (in millions):

                          SEPTEMBER 30,      DECEMBER 31,
                              1999               1998
                          -------------      ------------
Raw material............     $ 20.1             $ 19.5
Work in process.........        3.2                3.7
Finished products.......      202.4              197.7
                             ------             ------
Total...................     $225.7             $220.9
                             ======             ======

                      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTE 7 -- COMPREHENSIVE INCOME AND STOCKHOLDERS' DEFICIT

     The following is a summary of comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998 (in millions). Comprehensive income (loss) components included in stockholders' deficit include any changes in equity during a period that are not the result of transactions with the Company's stockholders.

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                       ---------------------   ---------------------
                                                         1999        1998        1999        1998
                                                       ---------   ---------   ---------   ---------
Net income (loss)...................................    $  8.4       $6.7        $17.5      $(32.8)
Foreign currency translation adjustment.............     (11.7)       2.9        (20.7)        1.9
                                                        ------       ----        -----      ------
Comprehensive income (loss).........................    $ (3.3)      $9.6        $(3.2)     $(30.9)
                                                        ======       ====        =====      ======

     Effective March 29, 1999 certain equity investors exchanged 9,000,000 shares of common stock for the same amount of non-voting common stock.

NOTE 8 -- EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 1999 and 1998 (in millions):

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                       ---------------------   ---------------------
                                                         1999        1998        1999        1998
                                                       ---------   ---------   ---------   ---------
Average shares of common stock outstanding used in
  the computation of basic earnings (loss) per
  share.............................................     40.1        40.0        40.0        40.0
Common stock equivalents (a)........................      2.5         1.2         2.5          --
                                                         ----        ----        ----        ----
Shares used in the computation of diluted earnings
  (loss) per share..................................     42.6        41.2        42.5        40.0
                                                         ====        ====        ====        ====

---------------
(a) The amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted earnings per share for the three months ended September 30, 1999 and 1998 was 0.7 million and 3.4 million, respectively. The weighted average amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted earnings
    (loss) per share for the nine months ended September 30, 1999 and 1998 was
    2.0 million and 9.9 million, respectively.

NOTE 9 -- SEGMENT INFORMATION

     Selected business segment financial information for the three and nine months ended September 30, 1999 and 1998 is shown below (in millions):

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                       ---------------------   ---------------------
                                                         1999        1998        1999        1998
                                                       ---------   ---------   ---------   ---------
Sales
     Domestic distribution...........................   $504.5      $475.8     $1,470.2    $1,379.6
     International distribution......................    115.5       100.3        347.6       293.3
     Laboratory workstations.........................     47.0        39.0        134.7       108.5
     Eliminations....................................    (35.4)      (38.7)      (104.5)     (106.8)
                                                        ------      ------     --------    --------
          Total......................................   $631.6      $576.4     $1,848.0    $1,674.6
                                                        ======      ======     ========    ========

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                       ---------------------   ---------------------
                                                         1999        1998        1999        1998
                                                       ---------   ---------   ---------   ---------
Income (loss) from operations
     Domestic distribution...........................    $34.8       $35.2      $101.2       $87.5
     International distribution......................      2.6        (0.9)        2.6        (2.8)
     Laboratory workstations.........................      7.3         6.2        20.6        15.1
     Technology......................................     (0.5)       (2.6)      (11.3)       (9.2)
     Transaction-related costs.......................       --          --          --       (71.0)
     Eliminations....................................      0.3        (0.9)        0.6        (0.2)
                                                         -----       -----      ------       -----
          Total......................................    $44.5       $37.0      $113.7       $19.4
                                                         =====       =====      ======       =====

     Income (loss) from operations is revenue less related costs and direct and allocated expenses. Intercompany sales and transfers between segments were not material for the three and nine months ended September 30, 1999 and 1998.

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

RECAPITALIZATION AND MERGER

     On January 21, 1998, approximately 87% of the fully diluted shares of common stock of Fisher were converted into the right to receive $9.65 per share in cash (approximately $955 million in the aggregate) pursuant to the Second Amended and Restated Agreement and Plan of Merger dated as of November 14, 1997, amending an Agreement and Plan of Merger dated August 7, 1997 (as amended, the "Merger Agreement") between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, "the Transaction"). The Transaction established an election process that provided stockholders the right to elect, subject to proration, for each share of Fisher common stock held, either $9.65 in cash or to retain one share of common stock, $.01 par value ("Common Stock"), in the recapitalized company. Vesting of all outstanding options accelerated.

     On March 9, 1998, Fisher's Board of Directors declared a five-for-one stock split of the Company's Common Stock. As a result of the stock split, four additional shares of Common Stock were issued for each share of Common Stock held by the shareholders of record as of the close of business on March 19, 1998. All references in this report to the number of shares and per share amounts have been restated as appropriate to give effect to the stock split.

RESULTS OF OPERATIONS

     The following table sets forth the Company's sales and income (loss) from operations by segment for the three and nine months ended September 30, 1999 and 1998 (in millions):

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                       ------------------    --------------------
                                                        1999       1998        1999        1998
                                                       -------    -------    --------    --------
Sales
     Domestic distribution...........................  $504.5     $475.8     $1,470.2    $1,379.6
     International distribution......................   115.5      100.3        347.6       293.3
     Laboratory workstations.........................    47.0       39.0        134.7       108.5
     Eliminations....................................   (35.4)     (38.7)      (104.5)     (106.8)
                                                       ------     ------     --------    --------
          Total......................................  $631.6     $576.4     $1,848.0    $1,674.6
                                                       ======     ======     ========    ========

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                       ------------------      -----------------
                                                        1999        1998        1999       1998
                                                       ------      ------      ------      -----
Income (loss) from operations
     Domestic distribution...........................  $34.8       $35.2       $101.2      $87.5
     International distribution......................    2.6        (0.9)         2.6       (2.8)
     Laboratory workstations.........................    7.3         6.2         20.6       15.1
     Technology......................................   (0.5)       (2.6)       (11.3)      (9.2)
     Transaction-related costs.......................     --          --           --      (71.0)
     Eliminations....................................    0.3        (0.9)         0.6       (0.2)
                                                       -----       -----       ------      -----
          Total......................................  $44.5       $37.0       $113.7      $19.4
                                                       =====       =====       ======      =====

  Sales

     Sales for the three and nine months ended September 30, 1999 increased 9.6% and 10.4% to $631.6 million and $1,848.0 million, respectively, from $576.4 million and $1,674.6 million for the comparable periods in 1998. Sales growth in the domestic distribution and laboratory workstation segments in 1999 was primarily due to internal sales growth as well as inclusion of sales of companies acquired in the second half of 1998 and the first quarter of 1999. Sales growth in the international distribution segment was predominantly due to inclusion of sales of companies acquired.

  Gross Profit

     Fisher's gross profit for the three and nine months ended September 30, 1999 increased 8.7% and 12.5% to $178.6 million and $527.6 million, respectively, from $164.3 million and $469.1 million for the comparable periods in 1998, primarily as a result of increased sales volume. Gross profit as a percent of sales decreased to 28.3% for the three months ended September 30, 1999, from 28.5% for the comparable period in 1998. The reduction in gross profit as a percent of sales is primarily the result of a change in the mix of products sold. Gross profit as a percent of sales increased to 28.5% for the nine months ended September 30, 1999 from 28.0% for the comparable period in 1998. The increase in gross profit as a percent of sales for the nine month period largely reflects the higher margins of businesses acquired in the second half of 1998 and first quarter of 1999.

  Selling, General and Administrative Expense

     Selling, general and administrative expense for the three and nine months ended September 30, 1999 increased 7.1% and 9.0% to $133.6 million and $402.6 million, respectively, from $124.7 million and $369.5 million for the comparable periods in 1998. The increase in selling, general and administrative expense in 1999 is primarily due to the selling, general and administrative expense of companies acquired during the second half of 1998 and the first quarter of 1999 and increased sales volume. Selling, general and administrative expense in both periods includes nonrecurring costs associated with the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other non-recurring costs. For the three and nine months ended September 30, 1999, $0.9 million and $2.1 million, respectively, of such costs were included in selling, general and administrative expense, compared with $1.7 million and $4.9 million for the corresponding periods in 1998. Excluding such costs, selling, general and administrative expense as a percentage of sales was 21.0% and 21.7% for the three and nine months ended September 30, 1999 and 21.3% and 21.8% for the comparable periods in 1998, respectively.

     The international distribution segment continues to have significantly higher selling, general and administrative expenses as a percentage of sales as compared with Fisher's domestic distribution segment. These higher costs are being incurred as part of a plan to develop an integrated worldwide supply capability, the benefit of which has not been fully realized.

  Transaction-Related Costs

     During the first quarter of 1998, the Company recorded $71.0 million of expenses consisting primarily of noncash compensation expense relating to the conversion of employee stock options, the implementation of certain executive severance agreements, and the grant of options to certain executives in accordance with the terms of the Transaction.

  Loss From Operations to be Disposed of

     In December 1998, the Company's Board of Directors approved a plan to dispose of the Company's technology business segment through (i) a spin off (the "Spinoff") of the Company's procurement outsourcing and supply chain management technology business (the "ProcureNet Business") and (ii) the sale of the UniKix Technology software business. These transactions were completed through the distribution to Fisher stockholders of the ProcureNet Business in April 1999 and the sale of the UniKix Technology software business on July 22, 1999. The results of operations of this segment are reported separately in the statement of operations. Loss from operations to be disposed of decreased to $0.5 million for the three months ended September 30, 1999 from $2.6 million in the comparable period in 1998. The decrease was primarily due to the 1999 period including only 22 days of operating results for the UniKix Technology business. Loss from operations to be disposed of increased to $11.3 million for the nine months ended September 30, 1999 from $9.2 million in the comparable period in 1998. The increase was primarily a result of a $5.2 million write-off of in-process research and development costs associated with an acquisition made during the first quarter of 1999, offset in part by the inclusion of $0.9 million of one-time asset write-offs in 1998 and a decrease in the operating losses of the ProcureNet Business and the UniKix Technology software business for the period due to their disposition in April and July of 1999, respectively.

  Other (income) Expense, Net

     Other (income) expense for the three and nine months ended September 30, 1999 increased to $3.3 million and $8.6 million of income, respectively, from $0.2 million of expense and $3.0 million of income for the comparable periods in 1998. The increase in income in 1999 was primarily due to a gain on the sale of the UniKix Technology software business and gains from the sales of property, plant and equipment associated with the Company's consolidation plans.

  Income From Operations

     Income from operations for the three and nine months ended September 30, 1999 increased to $44.5 million and $113.7 million, respectively, from $37.0 million and $19.4 million for the corresponding periods in 1998 due to the factors discussed above. Excluding nonrecurring and Transaction-related costs of $7.3 million and $76.8 million in the nine months ended September 30, 1999 and 1998, respectively, operating income was $121.0 million and $96.2 million, respectively.

  Interest Expense

     Interest expense increased to $26.4 million and $79.2 million for the three and nine months ended September 30, 1999, respectively, from $20.8 million and $67.3 million for the comparable periods in 1998. The increase is the result of a full nine months of interest expense in 1999 resulting from the January 21, 1998 Transaction and additional indebtedness resulting from the $200 million 9% Senior Subordinated Notes issued in November 1998, both partially offset by one-time charges in the first quarter of 1998 related to the consummation of the Transaction.

  Income Tax Provision (Benefit)

     The income tax provision (benefit) for the three and nine months ended September 30, 1999 was $13.0 million and $25.6 million, respectively, compared with $9.3 million and ($12.1) million for the corresponding periods in 1998. The effective income tax rate for the three and nine months ended September 30, 1999 was 60.7% and 59.4%, respectively, compared with 58.1% and 26.9% for the corresponding periods in 1998. Excluding the $71.0 million of Transaction-related costs in 1998, of which a portion was not deductible, the effective income tax rates for the periods were comparable.

  Net Income (Loss)

     Net income (loss) for the three and nine months ended September 30, 1999 increased to $8.4 million and $17.5 million, respectively, from $6.7 million and ($32.8) million for the comparable periods in 1998, due to the factors discussed above.

  Liquidity and Capital Resources

     During the nine months ended September 30, 1999, the Company's operations provided $28.1 million of cash compared with $89.4 million of cash for the same period in 1998. This change in cash generated by operating activities is primarily due to an increase in working capital during the nine months ended September 30, 1999 compared to a decrease in working capital for the comparable period in 1998. Operating working capital (defined as receivables plus inventories less accounts payable and accrued liabilities), after adjusting for the impact of receivables sold under the accounts receivable securitization facility, increased by $24.0 during the nine months ended September 30, 1999 compared with a decrease of $39.1 million during the comparable period in 1998. The change in the working capital for the respective periods was primarily due to a $12.4 million reduction in inventory combined with a $50.7 million increase in current liabilities during the 1998 period compared with a $2.6 million and $2.7 million increase in inventory and current liabilities, respectively, during the 1999 period. The change in cash flow from current liabilities from the 1998 period to the 1999 period was primarily caused by a $18 million decrease in accrued interest due to the timing of scheduled interest payments as the Transaction occurred in January 1998 and a decrease of $18 million in accrued salaries and benefits primarily as a result of the Company paying minimal bonuses in 1998 (for the 1997 year) and the timing of certain commission and benefit payments.

     Currently, the Company is evaluating a number of potential acquisitions. While there is no guarantee that any of these potential acquisitions will be consummated, one or more acquisitions could have a material effect on the Company's working capital requirements throughout the remainder of 1999 and 2000.

     During the nine months ended September 30, 1999, the Company used $54.2 million of cash for investing activities compared with $110.8 million for the same period in 1998. The decrease in cash used for investing activities is primarily due to decreases in acquisition spending. During 1999, the Company completed two acquisitions and acquired the remaining shares of Bioblock for an aggregate net purchase price of $34.4 million. The acquisitions were funded with cash on hand and through the sale of receivables under a receivables securitization facility. For the nine months ended September 30, 1999 and 1998, the Company had capital expenditures of $29.5 million and $43.7 million, respectively. The Company anticipates its 1999 annual capital expenditures will continue to be lower than 1998 capital expenditures largely due to reduced spending on global information systems in 1999.

     During the nine months ended September 30, 1999, the Company's financing activities used $5.6 million of cash compared with providing $25.8 million of cash for the same period in 1998. Financing activities in the nine months ended September 30, 1998 primarily related to the Transaction described in Note 2 to the Financial Statements. Financing activities in the nine months ended September 30, 1999 primarily related to incremental borrowings at various domestic and international entities, offset by a reduction in the amount of receivables sold under the accounts receivable securitization.

     The Company expects that cash flows from operations, together with cash and cash equivalents on hand and funds available under existing credit facilities, will be sufficient to meet ongoing operating and capital expenditure requirements.

  European Economic and Monetary Union

     The Company conducts business in many of the 11 countries that have agreed to join the European Economic and Monetary Union (the "EMU") and, among other things, adopt a single currency called the Euro. On January 1, 1999, a three-year transition period for the Euro began and the conversion rates between the Euro and the national currencies were fixed. Business enterprises have the option of switching to the single currency at any time prior to January 1, 2002. In connection with the upgrade of its management information systems, the Company has incorporated the necessary changes to allow it to conduct business in Euros and the national currencies during the transition period and entirely in Euros thereafter. The Company is not able to accurately estimate or segregate the costs relating to the conversion to the Euro, but management does not believe that such costs are material. The Company does not anticipate that the conversion to the Euro will have a material impact on its future results of operation.

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

     Based upon assessments of each of the Company's business units and the information systems supporting those operations, the Company implemented a program having the following major elements and a target completion date no later than December 31, 1999:

     First, the applications and other software supporting each business unit have been inventoried and analyzed and either: (a) confirmed as Year 2000 compliant, (b) upgraded to a Year 2000 compliant version, (c) remediated to become Year 2000 compliant or (d) replaced by other software which provided Year 2000 compliance and other benefits. For example, certain of the financial applications supporting the U.S. distribution business have been replaced by Oracle software; the remaining software supporting the U.S. distribution businesses has been remediated, tested by software professionals and end users, and implemented in regular business operations. These steps (including testing) have been completed for the Company's core U.S. business and most of its businesses outside of the United States.

     The primary methods of assuring Year 2000 compliance for core business systems were: (a) remediation for the U.S., Canadian, U.K., Japanese, and Hong Kong distribution systems, (b) replacement by new Year 2000 and Euro compliant software for the other European businesses, (c) upgrade to Year 2000 versions for certain manufacturing businesses and (d) replacement by new Year 2000 software for the remaining manufacturing businesses and overseas distribution businesses.

     Second, the Company has implemented programs to assure Year 2000 compliance for the equipment and software licenses that it currently markets to customers and to obtain and transmit to customers information about the equipment and software licenses which customers may have purchased in the past. Various units of the Company are also assisting customers in developing plans to replace or upgrade any noncompliant equipment or software, especially in laboratories, whether or not the products were acquired from the Company.

     Third, the Company has implemented programs to identify those suppliers whose own systems could lead to delays or interruptions in supply, either because of Year 2000 non-compliance or because of the necessity of extensive systems upgrades or replacements to avoid Year 2000 issues. The Company is addressing such system changes by suppliers, where appropriate, by adjusting inventory levels and order lead times to reduce any delays or interruptions of product supply to the Company's customers and has developed similar contingency plans, on a supplier-specific basis, to assure availability of products from suppliers making future systems changes or not providing adequate assurances of readiness to fill orders at the beginning of 2000, and in order to prevent or reduce any adverse effect on fill rates to the Company's customers.

     Fourth, with particular regard to Electronic Data Interchange ("EDI"), the Company implemented plans to work with trading partners, including both suppliers and customers, to either work around the requirement for six digit date fields in the prior EDI standards or to migrate, with the trading partner, to ANSI version 4010, which employs eight digit data fields. The Company has implemented ANSI Version 4010 with many of its customers and suppliers and has tested and validated with other customers and suppliers that early EDI versions in use with such customers and suppliers, will function properly through the date change, using windowing to interpret the six digit date field.

     Fifth, the Company has tested with available test software, personal computers and associated software at various Company locations, and has upgraded or replaced where appropriate. In addition, the Company has inventoried, assessed, tested and upgraded, where appropriate, manufacturing equipment, environmental control equipment, elevators, security systems, telecommunications software and equipment and similar purchased equipment, software and systems.

     While the Company does not anticipate internal Year 2000 issues, it understands that it often represents only one link in the supply chain from manufacturer of products to users of the products. Therefore, the Company has developed and is prepared to implement a variety of contingency plans to handle non-compliance issues with suppliers, customers, EDI backup systems, facilities and transportation.

     The Company has also conferred with many of its larger customers concerning any significant changes to their ordering patterns at the end of 1999 and beginning of 2000 and determined, where appropriate, what minor changes in the Company's overall inventory planning and/or manufacturing planning may be needed to accommodate those changes.

     With regard to financial cost, implementation of the program has resulted in significant time expenditure by Company personnel and outside software and equipment providers and some expenditures for equipment and software upgrades and replacements. Because many of these efforts have been designed to achieve other functional or systems improvements, in addition to Year 2000 compliance, and have been carried out by operational personnel within each business unit, it is difficult to allocate particular funding levels solely to the Year 2000 compliance activities. In general, however, the Company has spent approximately $7 million in operating expenses and approximately $35 million in capital expenditures on Year 2000 activities to date and estimates incurring an additional $1.5 million in operating expenses and $2.5 million in capital expenditures to complete its Year 2000 programs.

     Although the Company believes that its present remediation and replacement programs will adequately address the Year 2000 issues with respect to its internal systems, there can be no assurance that the Company's belief is correct or that its present assessment is in fact accurate. There can be no assurance that the remediation and replacement programs will be completed prior to the Year 2000 or that if completed prior to the Year 2000 that disruption will not occur. In addition, there can be no assurance that the Company's vendors, suppliers and the myriad of other financial, transportation, utility and other service providers will successfully resolve their own Year 2000 issues in a manner which avoids significant impact on the Company. The Company has received written assurances from many of its suppliers and other providers acknowledging the Year 2000 issues and stating their present intention to be compliant. The Company has not received assurances from all of its suppliers and other providers, and there is no guarantee that one or more key suppliers and other providers will not fail to become compliant in time to avoid a disruption to the Company's business which, in spite of the Company's contingency plans, would have a significant adverse impact on the Company. Because of the complexity of the Company's systems, the number of transactions processed and the number of third parties with whom the Company interacts, certain failures of the Company or its suppliers, vendors and other service providers to completely overcome the Year 2000 issue could result in a substantial and material impact on the Company's business, operations and financial results.

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

Date: November 12, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                    EXHIBITS

                                       TO

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
     27       Financial Data Schedule