Form 10-K405
period 1999-12-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2000-03-23
CIK 880430

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               (NO FEE REQUIRED)

                 FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 1-10920.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                                           02-0451017
         (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                           Identification No.)

          ONE LIBERTY LANE, HAMPTON, NH                                   03842
     (Address of principal executive offices)                           (Zip Code)

              Registrant's telephone number, including area code:
                                 (800) 258-0850

          Securities registered pursuant to Section 12(b) of the Act:

                                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                 ON WHICH REGISTERED
--------------------------------------------------  --------------------------------------------------
             Common Stock, par value                             New York Stock Exchange
                  $.01 per share

     Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000 was approximately $171,841,000.

     The number of shares of Common Stock outstanding as of March 15, 2000 was 40,092,979.

     Documents Incorporated by Reference: The registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2000 is incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Fisher Scientific International Inc. ("Fisher" or the "Company") is a world leader in serving science. Its activities are primarily focused in the following areas: the global manufacturing, distribution and sourcing of laboratory equipment, supplies and related consumables, and the use, provision and installation of global integrated e-commerce procurement technology and related services for research and analytical testing, healthcare, science education and occupational safety. The Company serves as a one-stop source for the scientific and laboratory needs of its customers, supplying a broad product offering of leading brands of instruments, research chemicals, clinical consumables, diagnostics, laboratory workstations and other laboratory supplies including extensive private label products. The Company's operations are conducted throughout North and South America, Europe, the Far East, the Middle East and Africa through one or more subsidiaries, joint ventures, agents, and dealers. Fisher was incorporated in Delaware in 1991, although the business conducted by its principal operating subsidiary, Fisher Scientific Company, has been in continuous operation since 1902 and traces its roots to 1851. Fisher's principal executive offices are located at One Liberty Lane, Hampton, New Hampshire 03842, and its telephone number is (800) 258-0850.

THE INDUSTRY

     Fisher's market consists of five principal sectors: (i) scientific research and development activities conducted by biotechnology, pharmaceutical, chemical, environmental and other scientific laboratories; (ii) hospitals and physicians' offices that perform diagnostic tests; (iii) commercial and national reference laboratories; (iv) educational activities in research institutions, medical schools, universities, colleges, elementary and secondary schools; and (v) users of occupational health and safety products in production and other activities.

     The Company's largest market is the scientific research supply market. According to a recent study conducted by the Laboratory Products Association, sales to the scientific research supply market in North America were estimated to be approximately $6 billion during 1999. The scientific research market is primarily affected by the level of applicable scientific and technology-related research and development ("R&D") spending in the U.S. The National Science Foundation estimates that nondefense-related R&D expenditures increased from $44 billion in 1980 to over $200 billion in 1998, representing a compound annual growth rate of approximately 8.8%. In addition to this growth, nondefense-related R&D expenditures have typically not been subject to cyclical swings, having not experienced a year-over-year decline since 1960 (when the National Science Foundation began publishing such data).

     The Company's second-largest market is the clinical laboratory testing market. A recent study by MarketData Enterprises Inc. estimated that the U.S. clinical laboratory testing market totaled approximately $35 billion in 1999, up from approximately $27 billion in 1993. Based on these overall spending levels, management estimates that the clinical testing equipment and supply market, the market the Company competes in, totals approximately $8 billion.

     The Company's third-largest market, safety supply, is estimated to be approximately $5-8 billion. This market is currently highly fragmented, but there has been a recent trend towards consolidation of suppliers of safety products.

     The markets in which the Company competes are typically characterized by high transaction volume (units) with relatively small average order prices. As a result, customers in these markets incur relatively high average procurement costs per order. The Company believes that as end users consolidate their vendor base and/or outsource their procurement functions to reduce costs, manufacturers' use of distribution and demand for the Company's distribution and third party procurement services, including demand for the Company's Internet and other electronic based ordering technology, will increase. By leveraging the Company's distribution and technological capabilities as well as its national sales force, manufacturers and end users can reduce the cost of procurement for an expanding list of products.

     Over the last few years, a trend toward fewer suppliers has resulted in consolidation of the fragmented scientific distribution market. Consolidation benefits larger distributors by presenting them with the opportunity to leverage large distribution infrastructures over higher sales volume and more customers. The mergers of Fisher with Curtin Matheson Scientific Inc. ("CMS"), VWR Scientific Products Corporation ("VWR") with Baxter International Inc., Cardinal Health Inc. with Allegiance Corporation and, more recently, Merck Group with VWR are illustrative of this trend. These same trends exist in most international markets.

PRODUCTS AND SERVICES

     Fisher currently has over 360,000 products available for delivery from its Internet and other electronic and non-electronic order-entry systems and is continuously expanding and refining its product offerings to provide its customers with a complete array of laboratory and clinical testing supplies. In addition to supplying leading brands of instruments, supplies and equipment, Fisher offers research chemicals, clinical consumables, instruments, diagnostics, and laboratory workstations of its own manufacture.

     Fisher Products. Fisher's product portfolio is comprised of proprietary products as well as sourced products. Proprietary offerings consist of self-manufactured products and products sold through exclusive distribution agreements. Management estimates that proprietary products accounted for approximately 40% of the Company's total sales in 1999. Consumable products, such as laboratory supplies and specialty chemicals, represented approximately 80% of the Company's total sales in 1999.

     Sales and Customer Service Professionals. In order to reduce the complexity of today's scientific research and clinical testing product offerings, Fisher provides customer support through a worldwide sales and customer service network. Fisher's direct sales force consists of over 1,400 account representatives and product/systems sales specialists worldwide. Most of the members of Fisher's direct sales force have scientific or medical backgrounds, which enable them to provide technical assistance to the end users of Fisher products. In addition to performing traditional selling functions, these representatives provide the basis for a market-driven development program for new products and services by identifying customer needs and utilizing the Company's accumulated technical expertise to translate those needs into new services or products, which may be manufactured by either Fisher or its suppliers. In addition, Fisher's customer service organization includes over 1,200 representatives worldwide. These customer service representatives, supported by a scientific and technical staff, respond to end-user product or application questions and assist Fisher's customers with efficient order entry and order expediting.

     Electronic Commerce. In 1998 Fisher introduced its enhanced Internet site, Fishersci.com, which currently generates sales at an annualized rate of approximately $100 million and has over 66,000 registered users. The site features the Fisher Catalog, the Fisher Chemical catalog, the Fisher Scientific Safety Products Supply Manual, the Acros Organics Catalog of Fine Chemicals and the Fisher HealthCare catalog, as well as other product, safety and general information. Fisher customers have the ability to place their orders electronically through the intuitive, integrated and easy-to-use Fishersci.com site, which integrates the latest electronic commerce technologies with fulfillment, global logistics and strategic vendor relationships. See "Item
7 -- Management's Discussion and Analysis of Results of Operations and Financial Condition -- Overview."

     Fisher Catalog. The Fisher Catalog has been published for over 90 years and is a standard reference for the scientific community worldwide. In addition, the Company publishes the Fisher HealthCare catalog, the Acros Organics Catalog of Fine Chemicals, the Fisher Chemical catalog, the Fisher Science Education catalog and the Fisher Scientific Safety Products Manual, as well as several international catalogs in eight different languages. New products are continuously added, making the Fisher suite of catalogs a dynamic library, one of the most complete and up-to-date sources of laboratory and safety products available. Fisher also continues to publish over a dozen international catalogs to support its growing worldwide presence. More than one million copies of the Company's various catalogs are produced biannually, with supplements tailored to specific market segments such as biotechnology, research chemicals, educational materials and occupational health and safety.

DISTRIBUTION

     The Company's distribution network comprises 27 locations in the U.S., including a national distribution center in Somerville, New Jersey, four regional centers (Massachusetts, California, Illinois and Georgia) and 22 local facilities throughout the United States, including four facilities acquired as part of a business acquisition in 1999. The Company also has two distribution centers in each of Canada and France and one center in each of Germany, England, Singapore, Korea, Malaysia, Hong Kong, China, Mexico and Switzerland. Through its worldwide distribution network, the Company distributes an average of almost 50,000 items every business day, with products accounting for more than 90% of sales in 1999 shipped to customers within 24 hours of being ordered.

MANUFACTURING

     The Company operates principal manufacturing facilities in Fair Lawn, Somerville and Swedesboro, New Jersey; Two Rivers, Wisconsin; Indiana and Pittsburgh, Pennsylvania; Huntersville, North Carolina; Loughborough, United Kingdom; Geel, Belgium; Rochester and Conklin, New York; Mountain Home, Arkansas; and Middletown, Virginia. Products manufactured include research, bulk and organic chemicals; laboratory equipment; laboratory fume hoods; wood, plastic and metal laboratory workstations and furniture; computer local area network ("LAN") furniture; scientific glassware and plastic labware; and diagnostic instruments and educational materials. See "Item 2 -- Properties."

     The Company's manufacturing operations are operated on a basis to complement the Company's distribution organization by providing the Company's sales representatives with a full range of value added service and product offerings and to position the Company as a one-stop source for all of its customers' scientific research, analytical testing and laboratory needs.

SUPPLIERS

     The Company distributes laboratory instruments, supplies and equipment obtained from approximately 4,500 vendors. Vendors generally offer these products to all distributors on substantially similar terms. Although certain products are available from only a limited number of vendors, Fisher does not anticipate that it will be unable to continue to purchase any of the products it currently distributes. The Company's largest supplier represented approximately 9% of 1999 sales.

COMPETITION

     The Company operates in a highly competitive market. The Company competes primarily with a wide range of suppliers and manufacturers that sell their own products directly to end users. The Company also competes with other distributors, such as VWR, a subsidiary of the Merck Group, in the scientific research market, and with Cardinal Health Inc./Allegiance Corporation in the clinical market. The principal means of competition in the markets the Company serves are systems capabilities, breadth and exclusivity of product offerings, price and service.

TRADEMARKS AND PATENTS

     Fisher owns or licenses a number of patents and patent applications that are collectively important to its businesses, although no single patent is considered material. Fisher has more than 200 registered and unregistered service marks and trademarks for its products and services. Some of its more significant marks include Fisher Rims, Accumet, Acros, Biochemical Sciences, Chemalert, Chemguard, Enviroware, Fisher, Fisherbiotech, Fisherbrand, Fisher Diagnostics, Fisher HealthCare, Fisher Safety, Fisher Scientific, Gastrak, Hamilton, Histoprep, Isotemp, Marathon, Microprobe, Optima, Pacific Hemostasis, and Valutrak. Registered trademarks generally can have perpetual life, provided they are renewed on a timely basis and continue to be used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks.

CUSTOMERS, SEASONALITY AND BACKLOG

     Fisher's sales are not materially dependent upon any single customer or any few customers. No single customer of the Company represents more than 5% of total sales during 1999. The Company's customers range in size from start-up companies, hospital purchasing consortiums, and government agencies to nationally and internationally recognized scientific research, medical and educational institutions. Fisher's sales are generally related to applicable R&D spending and to clinical testing practices and are therefore not seasonal to any significant extent. In addition, no material portion of Fisher's business is subject to renegotiation of profits or termination at the election of the United States Government. Because Fisher's products are, in most cases, sold for immediate shipment, there are no significant backlogs.

ENVIRONMENTAL MATTERS

     Some of Fisher's operations involve the handling, manufacture, use or sale of substances that are or could be classified as toxic or hazardous substances within the meaning of applicable environmental laws. Consequently, some risk of environmental and other damage is inherent in particular operations and products of Fisher, as it is with other companies engaged in similar businesses, and there can be no assurance that material damage will not occur or be discovered to have occurred or be determined to be material in the future. The Company is currently involved in implementing remedial measures at certain facilities and managing compliance programs company-wide relative to environmental protection matters. Fisher spent approximately $1.0 million during each of the years ended December 31, 1999 and 1998, on remediation and related environmental monitoring and compliance. Amounts expensed for environmental matters, including costs required under the existing administrative consent orders, installation and operation of groundwater treatment systems and other planned expenses, are expected to approximate $1 million per year. See "Item 7 -- Management's Discussion and Analysis of Results of Operations and Financial Condition -- Cautionary Factors Regarding Forward-Looking Statements."

     The Company's Fair Lawn and Somerville, New Jersey facilities are the subject of administrative consent orders, issued pursuant to New Jersey's Environmental Clean-Up and Responsibility Act ("ECRA") (now called the Industrial Site Recovery Act ("ISRA")), in connection with prior transfers of a controlling interest in the Company, which require that certain remedial activities be maintained at these sites. The Fair Lawn facility is located within an area called the Fairlawn Wellfields Superfund Site which was part of a site listed in 1983 on the National Priority List under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") and the Company is a potentially responsible party. Fisher has also been notified that it is among the potentially responsible parties under CERCLA or similar state laws for the costs of investigating and/or remediating contamination caused by hazardous materials at certain other sites. The Company's non-Superfund liabilities for environmental matters are principally related to ECRA/ISRA administrative consent order remedial actions and other environmental regulatory compliance requirements such as the Clean Air Act, the Clean Water Act and other generally applicable requirements.

     The potential costs related to environmental matters and the possible impact on future operations are difficult to predict given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company's responsibility. However, such costs could be material. Accruals for environmental liabilities are recorded, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon reports prepared by environmental specialists, management's knowledge to date and its experience with the foregoing environmental matters, and include potential costs for investigation, remediation, operation and maintenance of cleanup sites and related capital expenditures. Accrued liabilities for environmental matters were $32.5 million and $34.2 million at December 31, 1999 and 1998, respectively. Although these amounts do not include third-party recoveries, certain sites may be subject to indemnification. Management believes this accrual is adequate for the environmental liabilities expected to be incurred and, as a result, believes that the ultimate liability incurred with respect to environmental matters will not have a material adverse effect on the Company's financial position or results of operations. However, future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies or changes in the conduct of Fisher's operations, may give rise to additional remedial or compliance costs which could have a material adverse effect on the Company's financial position or results of operations.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     For information regarding foreign and domestic operations and export sales, see "Item 8 - Financial Statements and Supplementary Data - Note 20 - Segment and Geographical Financial Information," which is incorporated herein by reference.

EMPLOYEES

     As of December 31, 1999, Fisher had approximately 7,100 full-time employees. Fisher considers relations with its employees to be satisfactory. Fisher has several labor contracts, none of which involve a significant number of employees to be considered material to the Company's business as a whole. From time to time, union actions have been threatened or taken. However, management does not believe such actions have had, or will have a material adverse effect on the financial position of the Company or on the Company's ability to serve its customers.

EXECUTIVE OFFICERS OF FISHER

     Set forth below is information with respect to each executive officer of
Fisher:

          NAME AND TITLE             AGE                        BUSINESS EXPERIENCE
          --------------             ---                        -------------------
Paul M. Montrone ................    58    Mr. Montrone has been Chairman of the Board of Fisher since
Chairman of the Board                      March 1998, Chief Executive Officer of Fisher since prior to
and Chief Executive Officer                1995, and served as President from prior to 1995 to 1998. Mr.
                                           Montrone was Vice Chairman of Abex from prior to 1995 to June
                                           1995. Since prior to 1995, he has been Chairman of the Board of The General Chemical Group Inc. ("General Chemical")
                                           (manufacturing) and since April 1999 he has been Chairman of
                                           GenTek Inc. Mr. Montrone is also a director of Waste
                                           Management, Inc.

Paul M. Meister ..................   47    Mr. Meister has been Vice Chairman of the Board, Executive
Vice Chairman of the Board,                Vice President and Chief Financial Officer of Fisher since
Executive Vice President and Chief         March 1998, and was Senior Vice President and Chief Financial
Financial Officer                          Officer of Fisher from prior to 1995 to March 1998. Prior to that time, he was Senior Vice President of Abex from prior to
                                           1995 to 1995. Since April 1999, he has been Vice Chairman of
                                           GenTek Inc. Mr. Meister is a member of the Board of Directors of M&F Worldwide Corp., General Chemical (Vice Chairman) and
                                           Minerals Technologies Inc.

David T. Della Penta ..............  52    Mr. Della Penta has been President and Chief Operating Officer
President and Chief                        of Fisher since April 1998. From prior to 1995 until April
Operating Officer                          1998, Mr. Della Penta served as President of Nalge Nunc
                                           International, a subsidiary of Sybron International
                                           Corporation (medical laboratory device manufacturer).

Kevin P. Clark ....................  37    Mr. Clark has been Vice President and Controller of Fisher
Vice President and Controller              since May 1998. Mr. Clark served as Vice President and
                                           Treasurer of Fisher from September 1997 to May 1998, and as
                                           Assistant Treasurer of Fisher from 1995 to 1997. Mr. Clark served as Treasurer of Federal-Mogul Corporation (automotive components) from prior to 1995 to 1995.

Todd M. DuChene ................     36    Mr. DuChene has been Vice President, General Counsel and
Vice President -- General                  Secretary of Fisher since November 1996. He served as Senior
Counsel and Secretary                      Vice President, Secretary and General Counsel of OfficeMax,
                                           Inc. (retailer) from March 1995 to November 1996, and Vice
                                           President, General Counsel and Assistant Secretary from prior to 1995.

Robert J. Gagalis                    45    Mr. Gagalis has been Vice President-Finance of Fisher since
 ..................                         May 1998 and was Treasurer of Fisher from May 1998 to March
Vice President -- Finance                  2000. From 1997 to May 1998, he was Vice President, Chief
                                           Financial Officer and Treasurer of Wheelabrator Technologies
                                           Inc. ("WTI") (environmental services) and Vice President,
                                           Corporate Development of WTI from prior to 1995 to 1996.

          NAME AND TITLE             AGE                        BUSINESS EXPERIENCE
          --------------             ---                        -------------------
John R. Heaps....................    38    Mr. Heaps has been Vice President-Treasurer of Fisher since
Vice President -- Treasurer                March 2000. Mr. Heaps served as Vice President and Treasurer of Sterling Diagnostic Imaging, Inc. (medical imaging supplies and services) from 1996 to August 1999 and held various
                                           financial positions at E.I. DuPont deNemours and Company
                                           (diversified manufacturer) from prior to 1995 to 1995, the most current being Manager of Financial Services.

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

     The following table identifies Fisher's principal facilities, which are owned in fee unless otherwise indicated:

U.S. LOGISTICS FACILITIES

Santa Clara, California(a)           Florence, Kentucky
Denver, Colorado(a)                  Agawam, Massachusetts
Delmar (Newark), Delaware            Somerville, New Jersey
Suwanee, Georgia(a)                  Houston, Texas
Hanover Park, Illinois



NON-U.S. FACILITIES

Geel, Belgium                        Offices, Logistics and Manufacturing Center
Edmonton, Alberta, Canada            Offices and Logistics Center
Whitby, Ontario, Canada              Logistics Center
Nepean, Ontario, Canada              Offices
Markham, Ontario, Canada(a)          Offices and Data Center
Maurepas, France                     Offices and Logistics Center
Kamen, Germany(a)                    Logistics Center
Kuala Lumpur, Malaysia(b)            Offices and Logistics Center
Monterrey, Mexico                    Offices and Logistics Center
Loughborough, United Kingdom         Offices, Logistics and Manufacturing Center
Schwerte, Germany                    Manufacturing and Logistics Center
Strasbourg, France                   Offices and Logistics Center

OTHER PROPERTIES

Hampton, New Hampshire               Corporate Offices
Fair Lawn, New Jersey                Manufacturing
Pittsburgh, Pennsylvania(a)          Offices, Data Center and Manufacturing
Two Rivers, Wisconsin                Offices and Manufacturing Center
Indiana, Pennsylvania                Manufacturing
Somerville, New Jersey               Manufacturing
Mountain Home, Arkansas(a)           Manufacturing
Conklin, New York                    Manufacturing
Middletown, Virginia                 Manufacturing

---------------

(a) Leased

(b) One property owned, three leased

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to various lawsuits and other legal proceedings. In the opinion of Fisher's management, the Company's ultimate liability with respect to these matters, if any, will not have a material adverse effect on Fisher's results of operations and financial position. See "Item
1 -- Business -- Environmental Matters".

     The Company is subject to the jurisdiction of various regulatory agencies including, among others, the United States Food and Drug Administration and the Agency for International Development. Various governmental agencies conduct investigations from time to time to examine matters relating to the Company's operations. Some of the Company's operations involve and have involved the handling, manufacture, use or sale of substances that are classified as toxic or hazardous substances within the meaning of applicable environmental laws. Consequently, some risk of environmental and other damage is inherent in particular operations and products of the Company as it is with other companies engaged in similar businesses, and there can be no assurance that material damage will not occur or be discovered to have occurred or be determined to be material in the future. The Company is currently involved in various stages of investigation and remediation relative to environmental protection matters. The Company's management believes that such investigations and expenditures in connection therewith, individually and in the aggregate, will not have a material adverse effect upon the Company's results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Fisher common stock ("Common Stock") is listed on the New York Stock Exchange (the "NYSE") under the trading symbol FSH. The following table sets forth the high and low closing sale prices of the Common Stock, as reported by the NYSE for each of the quarterly periods listed:

                                                               HIGH        LOW
                                                              -------    --------
YEAR ENDED DECEMBER 31, 1998
     First Quarter..........................................  16 1/64    9 35/64
     Second Quarter.........................................  19 7/8     12 1/8
     Third Quarter..........................................  17 7/16    13 1/16
     Fourth Quarter.........................................  20 3/16    14 5/16

YEAR ENDED DECEMBER 31, 1999
     First Quarter..........................................  20 1/16    16 3/8
     Second Quarter.........................................  22 5/16    16 7/8
     Third Quarter..........................................  23 7/8     17 5/8
     Fourth Quarter.........................................  43         22 1/2

     The reported closing price of the Common Stock on the NYSE on March 15, 2000 was $46 1/16. As of March 15, 2000, there were approximately 154 holders of record of the Common Stock.

DIVIDENDS

     The Company has not paid a cash dividend during the last two fiscal years. On January 21, 1998, in connection with the Transaction (as defined under "Item 7 -- Managements Discussion and Analysis of Results of Operations and Financial Condition -- Overview"), the Company and certain of its subsidiaries entered into a Credit Agreement which restricts the Company's ability to pay cash dividends. Accordingly, the Company does not anticipate paying cash dividends on its Common Stock at any time in the foreseeable future.

     On March 9, 1998, Fisher's Board of Directors declared a five-for-one stock split on the Company's Common Stock. As a result of the stock split, four additional shares of Common Stock were issued for each share of Common Stock held by the stockholders of record as of the close of business on March 19, 1998. The number of shares and per-share amounts have been restated as appropriate to give effect to the stock split.

     On December 2, 1998, the Board of Directors of the Company resolved to spinoff ProcureNet Inc. ("ProcureNet"), the Company's wholly-owned outsourcing and supply chain management technology business, to the Company's shareholders. Accordingly, on April 15, 1999, the Company distributed all of the shares of Common Stock of ProcureNet to the Company's shareholders, pro rata in proportion to their holdings of the Common Stock of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     This summary of selected financial data for the five years in the period ended December 31, 1999 should be read in conjunction with the Financial Statements presented elsewhere herein. See Notes 1 and 3 to Financial Statements for a further discussion of the basis of presentation, principles of consolidation and defined terms.

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1999       1998       1997       1996     1995(C)
                                                 --------   --------   --------   --------   --------
                                                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Sales..........................................  $2,469.7   $2,252.3   $2,175.3   $2,144.4   $1,435.8
Income from operations(a)......................     146.8       22.8       21.1       94.6       18.2
SHARE DATA:
Earnings (loss) per common share:
  Basic........................................  $   0.59   $  (1.24)  $  (0.30)  $   0.40   $   0.04
  Diluted......................................      0.55      (1.24)     (0.30)      0.38       0.04
Weighted average shares outstanding:
  Basic........................................      40.0       40.0      101.5       91.5       81.0
  Diluted......................................      42.8       40.0      101.5      102.5       81.0
Dividends declared per common share............        --         --   $  0.012   $  0.016   $  0.016
BALANCE SHEET DATA (AT END OF YEAR):
Total assets...................................  $1,402.6   $1,357.6   $1,176.5   $1,262.7   $1,270.5
Long-term debt(b)..............................   1,011.1    1,022.0      267.8      281.5      446.3

---------------
(a) Income from operations includes a $1.5 million net restructuring credit and $12.7 million of nonrecurring charges in 1999, $108.4 million of Transaction, restructuring and other nonrecurring charges in 1998, $88.3 million of restructuring and other nonrecurring charges in 1997, $19.4 million of nonrecurring charges in 1996, and $50.0 million of restructuring and other nonrecurring charges in 1995. See "Item 8 -- Financial Statements and Supplementary Data -- Note 2 -- Recapitalization and Merger and Note
    19 -- Restructuring and Other Charges".

(b) In 1996, the Company issued a notice of redemption for its $125 million step-up convertible subordinated notes due 2003. Approximately 97%, or $121.6 million, of the notes were converted into 3,463,154 shares of the Company's Common Stock and the remaining notes were redeemed by the Company. The conversion of the debt and associated accrued interest and subsequent redemption resulted in an increase in stockholders' equity and a reduction in long-term debt of approximately $125 million. In addition, the Transaction, which was consummated on January 21, 1998, resulted in a significant increase in long-term debt and a decrease in stockholders' equity.

(c) On October 17, 1995, Fisher acquired CMS and Fisons Scientific Equipment ("FSE") from Fisons plc. The operations of CMS and FSE have been included in Fisher's financial statements from the date of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     The Company is managed in three business segments: domestic distribution, international distribution, and laboratory workstations. The domestic and international distribution segments engage in the supply, marketing, service and manufacture of scientific, clinical, educational, and occupational health and safety products. The laboratory workstations segment manufactures laboratory workstations, fume hoods and computer (LAN) furniture.

     On January 21, 1998, approximately 87% of the fully diluted shares of common stock of Fisher were converted into the right to receive $9.65 per share in cash (approximately $955 million in the aggregate) pursuant to the Second Amended and Restated Agreement and Plan of Merger dated as of November 14, 1997, amending an Agreement and Plan of Merger dated August 7, 1997 (as amended, the "Merger Agreement") between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, "the Transaction"). The Transaction established an election process that provided stockholders the right to elect, subject to proration, for each share of Fisher common stock held, to either receive $9.65 in cash or retain one share of common stock, $.01 par value ("Common Stock"), in the recapitalized company. Vesting of all outstanding options was accelerated. See "Item 8 -- Financial Statements and Supplementary Data -- Note 2 -- Recapitalization and Merger".

     In December 1998, Fisher acquired 90% of Bioblock Scientific S.A. ("Bioblock"), a leading distributor of scientific and laboratory instrumentation in France in a transaction accounted for as a purchase. The remaining 10% of Bioblock was acquired by Fisher in the first quarter of 1999. From 1996 to 1999, Fisher made certain smaller acquisitions of laboratory products distributors and other businesses. All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in Fisher's consolidated financial statements from their respective dates of acquisition. See "Item 8 -- Financial Statements and Supplementary
Data -- Acquisitions."

     Prior to 1999, the Company had four operating segments. However, in December 1998, the Company's Board of Directors approved a plan to dispose of the Company's technology business segment through (i) a spinoff (the "Spinoff") of ProcureNet, the Company's outsourcing and supply chain management technology business, and (ii) the sale of the UniKix Technology software business. As part of the Spinoff, the Company and ProcureNet entered into a transitional services agreement pursuant to which Fisher will provide ProcureNet with certain management and other administrative services and ProcureNet will continue to provide Fisher and its customers with third party procurement and electronic commerce support and services. The Common Stock of ProcureNet was distributed to Fisher's stockholders on April 15, 1999, and the UniKix Technology software business was sold on July 22, 1999. See "Item 8 -- Financial Statements and Supplementary Data -- Note 5 -- Operations To Be Disposed Of."

     On March 8, 2000, the Company announced that it had combined its e-commerce activities into a new subsidiary, Alchematrix. The Company anticipates an increase in operating expenses in 2000 associated with Alchematrix as the Company increases its investment in e-commerce technology, services, and sales and marketing. The Company also anticipates an initial public offering of Alchematrix stock within the next 12 months.

RESULTS OF OPERATIONS

     The following table sets forth the Company's sales and income (loss) from operations by segment (in millions):

                                               SALES                  INCOME (LOSS) FROM OPERATIONS
                                  --------------------------------    -----------------------------
                                    1999        1998        1997       1999       1998       1997
                                  --------    --------    --------    -------    -------    -------
Domestic distribution...........  $1,956.6    $1,830.8    $1,740.7    $123.5     $113.2     $ 85.3
International distribution......     474.7       417.3       403.8       7.8       (1.5)     (12.5)
Laboratory workstations.........     175.9       145.6       122.4      24.7       21.0       16.1
Technology......................        --          --        41.0     (11.3)     (15.1)     (14.3)
                                  --------    --------    --------    ------     ------     ------
  Segment sub-total.............   2,607.2     2,393.7     2,307.9     144.7      117.6       74.6
Transaction-related costs.......        --          --          --        --      (71.0)        --
Restructuring and other
  charges.......................        --          --          --       1.5      (23.6)     (51.8)
Eliminations....................    (137.5)     (141.4)     (132.6)      0.6       (0.2)      (1.7)
                                  --------    --------    --------    ------     ------     ------
  Total.........................  $2,469.7    $2,252.3    $2,175.3    $146.8     $ 22.8     $ 21.1
                                  ========    ========    ========    ======     ======     ======

1999 AS COMPARED WITH 1998

     Sales. Sales for the year ended December 31, 1999 increased 9.7% to $2,469.7 million from $2,252.3 million for the comparable period in 1998. Sales growth in the domestic distribution and laboratory workstations segments in 1999 was primarily due to internal sales growth as well as the inclusion of sales of companies acquired in the second half of 1998 and the first quarter of 1999. Sales growth in the international distribution segment was predominantly due to the inclusion of sales of companies acquired.

     Gross profit. Fisher's gross profit for the year ended December 31, 1999 increased 9.7% to $698.3 million from $636.3 million for the comparable period in 1998, primarily as a result of increased sales volume. Gross profit as a percent of sales was 28.3% for the years ended December 31, 1999 and 1998. Gross profit in 1999 was negatively affected by a $5.3 million charge related to an adjustment to inventory reserves as a result of a change in the Company's product portfolio. Gross profit in 1998 was negatively affected by $2.7 million of charges for adjustments of certain domestic and international inventory reserves related to the 1998 restructuring plan (discussed below). Gross profit, excluding the aforementioned charges, increased to 28.5% of sales in 1999 from 28.4% in 1998.

     Selling, general and administrative expense. Selling, general and administrative expense for the year ended December 31, 1999 increased 7.5% to $541.7 million from $503.8 million for the comparable period in 1998. The increase in selling, general and administrative expense in 1999 is primarily due to the selling, general and administrative expense of companies acquired during the second half of 1998 and the first quarter of 1999 and increased sales volume. Selling, general and administrative expense in both periods includes nonrecurring costs associated with the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other nonrecurring costs associated with the Company's long-term restructuring plans, the integration of CMS into Fisher and management retention payments related to the Transaction. For 1999, $2.2 million of such costs were included in selling, general and administrative expense compared with $7.6 million for the corresponding period in 1998. Excluding such costs, selling, general and administrative expense as a percentage of sales was 21.8% and 22.0% during 1999 and 1998, respectively.

     The international distribution segment continues to have significantly higher selling, general and administrative expenses as a percentage of sales as compared with those of the Company's domestic distribution segment.

     Transaction-related costs. During the first quarter of 1998, the Company recorded $71.0 million of expenses consisting primarily of noncash compensation expense relating to the conversion of employee stock options, the implementation of certain executive severance agreements and the grant of options to certain executives in accordance with the terms of the Transaction.

     Restructuring and other charges. In the fourth quarter of 1999, the Company recorded a $1.5 million net restructuring credit, which consisted of $2.1 million of a current year restructuring charge related to its long-term restructuring plan and a $3.6 million reversal of prior period restructuring charges due to revised estimates. The current year restructuring charge to consolidate and downsize the Company's German operations, which are included in the international distribution segment, results from a plan that was adopted in December 1999. The charge relates to severance and related costs for the termination of approximately 22 warehouse, customer service, and sales employees. The $3.6 million reversal of prior period restructuring charges is comprised of (i) $3.0 million of severance due to organizational changes and voluntary separations that occurred during 1999 which were not anticipated in prior periods and (ii) $0.6 million due to revised estimates for the closing of logistics centers in the United States.

     In the fourth quarter of 1998, the Company recorded $23.6 million of restructuring and other charges, which included $26.5 million of charges related to its long term restructuring plan and $2.9 million of reversals for adjustments to prior period restructuring charges due to revised estimates. In 1998, restructuring and other charges included international asset impairment charges attributable to the economic slowdown in the Far East, write-offs of information systems due to a change in management's global information system strategy, and employee separation and other exit costs due to a restructuring in the U.S. and Europe of the Company's management team and selected components of its sales force. These charges consisted of $13.6 million related to noncash asset impairments, $12.0 million of accruals for employee separation arrangements and $0.9 million of exit costs.

     Loss from operations to be disposed of. In December 1998 the Company's Board of Directors approved a plan to dispose of the Company's technology business segment. The disposition was completed through the distribution to the Company's stockholders of ProcureNet on April 15, 1999 and the sale of the UniKix Technology software business on July 22, 1999. The results of operations of this segment are reported separately in the statement of operations.

     Loss from operations to be disposed of decreased to $11.3 million for the year ended December 31, 1999 from $15.1 million in the comparable period in 1998. The decrease was primarily due to a decrease in the operating losses of ProcureNet and the UniKix Technology software business during 1999 due to their disposition in April and July of 1999, respectively. The 1999 period includes a $5.2 million write-off of in-process research and development costs associated with an acquisition made during the first quarter of 1999, while the 1998 period includes $3.5 million of restructuring and other nonrecurring costs.

     Income from operations. Income from operations for the year ended December 31, 1999 increased to $146.8 million from $22.8 million for the comparable period in 1998, primarily due to the items discussed above. Excluding Transaction-related, restructuring and other charges and nonrecurring costs of $11.2 million and $108.4 million for 1999 and 1998, respectively, income from operations for 1999 increased to $158.0 million from $131.2 million in 1998.

     Interest expense. Interest expense for the year ended December 31, 1999 increased to $104.2 million from $90.3 million for the comparable period in 1998. The increase is primarily the result of a full year of interest expense in 1999 resulting from the January 21, 1998 Transaction and additional indebtedness resulting from the $200 million 9% Senior Subordinated Notes issued in November 1998, both partially offset by one-time charges of $6.5 million in the first quarter of 1998 related to the consummation of the Transaction.

     Other (income) expense, net. Other (income) expense, net for the year ended December 31, 1999 increased to $15.2 million of income from $7.2 million for the comparable period in 1998. The increase in income in 1999 was primarily due to a gain on the sale of the UniKix Technology software business, gains from the sale of property, plant and equipment associated with the Company's consolidation plans and a gain from the undesignated portion of the Company's interest rate swap.

     Income tax provision (benefit). The income tax provision (benefit) was $34.4 million for the year ended December 31, 1999 compared with ($10.8) million for the comparable period in 1998. The effective tax rate was 59.5% for 1999. Excluding the $71.0 million of Transaction costs, of which a portion was nondeductible, the effective tax rate for 1998 was 152.7%. The decrease in the effective tax rate is due to reductions in foreign losses for which no tax benefits are recognized and the restructuring of foreign operations to permit the recognition of tax benefits on losses. The effective tax rate for 2000 is anticipated to decrease from the 1999 rate, reflecting the benefit from the anticipated implementation of various tax reduction strategies.

     Net income (loss). Net income (loss) for the year ended December 31, 1999 increased to $23.4 million from a loss of $49.5 million during the comparable period in 1998 due to the factors discussed above.

1998 AS COMPARED WITH 1997

     Sales. Sales for the year ended December 31, 1998 increased 3.5% to $2,252.3 million from $2,175.3 million for the comparable period in 1997. Sales growth in the Company's domestic distribution, international distribution, and laboratory workstations segments were partially offset by the exclusion of technology sales in reported sales for 1998. Sales in the laboratory workstations segment increased 18.9% due to internal growth and a strategic acquisition during 1998. Overall sales volume and income from operations in 1997 were negatively effected by the strike by employees of United Parcel Service ("UPS") who were members of the International Brotherhood of Teamsters (the "UPS Strike"), which occurred in August of 1997.

     As a national distributor, the Company utilizes the services of UPS for a significant portion of its domestic shipments. The Company believes it is one of UPS's largest customers in terms of annual revenue to the shipper. The UPS Strike negatively affected sales for the third and fourth quarters of 1997 and increased operating costs.

     Gross profit. The Company's gross profit for the year ended December 31, 1998 increased 7.5% to $636.3 million from $591.7 million for the comparable period in 1997, primarily as a result of higher volume. Gross profit as a percent of sales increased to 28.3% for the year ended December 31, 1998 from 27.2% for the comparable period in 1997. Gross profit in 1997 was negatively affected by $6.7 million of charges related to adjustments to certain inventory reserves due to changes in estimates, direct costs resulting from the UPS Strike and the integration of CMS into the Company. Gross profit in 1998 was negatively affected by $2.7 million of charges for adjustments of certain domestic and international inventory reserves related to the 1998 restructuring plan. The increase in gross profit percentage largely reflects improvements in gross margins of the Company's domestic operations and decreased inventory adjustments.

     Selling, general and administrative expense. Selling, general and administrative expense for the year ended December 31, 1998 decreased 2.9% to $503.8 million from $518.8 million for the comparable period in 1997. Selling, general and administrative expense in both periods includes nonrecurring and redundant costs associated with the implementation of the 1995 restructuring plan (discussed below), the integration of CMS into the Company, and management retention payments related to the Transaction. During 1997, selling, general and administrative expense included software write-offs and other information system-related charges associated with the Company's implementation of new global computer systems and direct costs resulting from the UPS Strike. Additionally, 1998 includes nonrecurring costs associated with the implementation of the 1997 restructuring plan. Nonrecurring integration and restructuring-related costs include costs resulting from the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other one-time and redundant costs. These costs are recognized as incurred. For the year ended December 31, 1998, approximately $7.6 million of such nonrecurring costs were included in selling, general and administrative expense compared with $29.8 million for the corresponding period in 1997. Excluding such costs, selling, general and administrative expense as a percentage of sales was 22.0% for 1998 compared with 22.5% for 1997. This decrease is principally the result of increased sales volume and the impact of excluding selling, general and administrative expense (and the related sales) from the technology segment in 1998. See discussion below.

     The international distribution segment continues to have significantly higher selling, general and administrative expense as a percentage of sales as compared with that of the Company's domestic distribution segment. These higher costs are being incurred as part of a plan to develop an integrated worldwide supply capability, the benefit of which has not been fully realized.

     Transaction-related costs. During the first quarter of 1998, the Company recorded $71.0 million of expenses consisting primarily of noncash compensation expense relating to the conversion of employee stock options, the implementation of certain executive severance agreements and the grant of options to certain executives in accordance with the terms of the Transaction.

     Restructuring and other charges. In the fourth quarter of 1998, the Company recorded $23.6 million of restructuring and other charges, which included $26.5 million of 1998 charges and $2.9 million of reversals for adjustments to prior period restructuring charges due to revised estimates. The 1998 restructuring charge included international asset impairment charges attributable to the economic slowdown in the Far East, write-offs of information systems due to a change in management's global information system strategy, and employee separation and other exit costs due to a restructuring in the U.S. and Europe of the Company's management team and selected components of its sales force. These charges consisted of $13.6 million related to noncash asset impairments, $12.0 million of accruals for employee separation arrangements and $0.9 million of exit costs.

     During the fourth quarter of 1997 in conjunction with the annual business planning process, the Company evaluated its business strategy for both its domestic and international operations and, as a result, recorded restructuring and other charges of $51.8 million related to its long-term restructuring plan. The charges included costs associated with the closure of logistics and customer-service centers and related asset write-offs in the United States and internationally, the impairment of goodwill and property, plant and equipment related to certain international operations and the impairment of systems-related assets.

     Loss from operations to be disposed of. As discussed above, in December 1998 the Company's Board of Directors approved a plan to dispose of the Company's technology segment. Accordingly, the 1998 results of operations of this segment are reported separately in the statement of operations. The loss includes $2.6 million of asset write-offs, severance and other exit costs, all related to a restructuring plan in contemplation of the disposal of the businesses and $0.9 million of nonrecurring expenses.

     Income from operations. Income from operations for the year ended December 31, 1998 increased to $22.8 million from $21.1 million for the comparable period in 1997 primarily due to the items discussed above. Income from operations as a percent of sales remained the same at 1.0% for the year ended December 31, 1998 as compared with the same period in 1997. Excluding Transaction-related, restructuring and other charges and nonrecurring costs of $108.4 million and $88.3 million for 1998 and 1997, respectively, income from operations for the year ending December 31, 1998 increased to $131.2 million from $109.4 million in 1997.

     Interest expense. Interest expense for the year ended December 31, 1998 increased to $90.3 million from $23.0 million for the comparable period in 1997. The increase is the result of additional indebtedness resulting from the Transaction as well as $6.5 million of charges related to the consummation of the Transaction, including one-time bank commitment fees, the write-off of unamortized financing costs related to long-term debt refinanced and the loss on the sale of accounts receivable.

     Other (income) expense, net. Other (income) expense, net for the year ended December 31, 1998 increased to $7.2 million of income from $3.2 million of expense for the comparable period in 1997. The increase in income is due to increased interest income resulting from the timing of cash received from the Transaction and certain unusual expenses in 1997 including $5.0 million of fees and expenses related to the Board of Directors' review of strategic alternatives and a loss on the sale of a non-strategic business.

     Income tax provision (benefit). The income tax provision (benefit) was ($10.8) million for the year ended December 31, 1998 compared with $25.4 million for the comparable period in 1997. Excluding the $71.0 million of Transaction costs, of which a portion was non-deductible, the effective tax rate was 152.7% for 1998, decreasing significantly compared with that of 1997. The 1997 effective tax rate was unusually high due to foreign losses for which no tax benefits were currently being provided, the write-off of previously recognized foreign tax benefits, and non-deductible fees and expenses incurred in connection with the Board's review of strategic alternatives. The effective tax rate for 1998 is primarily the result of reductions in domestic pretax income due to the additional interest expense incurred as a result of the Transaction and foreign losses for which no tax benefit was recorded.

     Net income (loss). Net income (loss) for the year ended December 31, 1998 decreased to a loss of $49.5 million from a loss of $30.5 million during the comparable period in 1997 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1999, the Company's operations generated $121.3 million of cash compared with $149.9 million for the comparable period in 1998. This decrease in cash provided by operating activities primarily reflects a decrease in cash flows generated from changes in working capital offset, in part, by an increase in net income adjusted for noncash items. Changes in operating working capital (defined as receivables plus inventory less accounts payable and accrued liabilities), after adjusting for the effect of receivables sold under the accounts receivable securitization facility, provided $52.8 million of cash in 1999 compared to $91.6 million in 1998. This decrease in cash provided in 1999 is primarily due to changes in accrued and other current liabilities, which used $13.1 million of cash in 1999 compared with providing $33.2 million in 1998. The decrease in cash flow from accrued and other current liabilities in 1999 is primarily due to a $19 million decrease in accrued interest due to the timing of scheduled interest payments as the Transaction was consummated in January 1998 and a decrease of $18 million in accrued salaries and benefits primarily as a result of the Company paying minimal bonuses in 1998 (for the 1997 year) and the timing of certain commission and benefit payments.

     The Company's working capital requirements for its continuing operations are not anticipated to significantly increase in 2000.

     During the year ended December 31, 1999, the Company used $62.5 million of cash for investing activities compared with $231.8 million for the comparable period in 1998. The decrease in cash used for investing activities is primarily attributable to acquisitions. During 1998, the Company completed five acquisitions, the largest of which was a 90% interest in Bioblock for approximately $106 million (net of $32 million of cash acquired). The 1998 acquisitions were funded with cash flow from operations and $187 million of net proceeds from new debt issued in November 1998. During 1999, the Company completed two acquisitions and acquired the remaining shares of Bioblock for an aggregate purchase price of $34.4 million. During the years ended December 31, 1999 and 1998, the Company made capital expenditures of $41.1 million and $67.2 million, respectively. The decrease in 1999 is primarily due to reduced investments in global computer systems and the Company's distribution and logistics network. The increase in proceeds from the sale of property, plant and equipment is due to the receipt of proceeds in 1999 from the sale of the UniKix Technology software business and increased fixed asset sales resulting from the Company's consolidation plan. Capital expenditures in 2000 are expected to be at a similar level as 1999. The Company's capital expenditures were primarily funded by the Company's cash on hand, cash provided by operating activities and financing activities.

     Cash used in financing activities was $74.1 million in 1999 compared with cash provided by financing activities of $129.3 million in 1998. Financing activities in 1998 primarily related to the Transaction described in "Item
8 -- Financial Statements and Supplementary Data -- Note 2 -- Recapitalization and Merger." Financing activities in 1999 primarily related to a $83.5 million reduction in the amount of receivables sold under the accounts receivable securitization facility.

     In January 2000, the Company acquired a chemical manufacturing facility, which will be incorporated into the domestic distribution segment, for approximately $21 million in cash. The Company intends to continue to pursue acquisitions of complementary businesses that will enhance growth and profitability. The Company currently has no commitment, understanding or arrangement relating to any additional material acquisition.

     At December 31, 1999, the unused portion of the Company's Revolving Facility and Receivables Securitization facility was approximately $129 million and $148 million, respectively (see "Item 8 -- Financial Statements and Supplementary Data -- Note 12 -- Debt"). The Company expects that 2000 cash flows from operations, together with cash on hand and funds available under existing credit facilities, will be sufficient to meet ongoing operating and capital expenditure requirements.

RESTRUCTURING AND OTHER CHARGES

     In the fourth quarter of 1999, the Company recorded a $1.5 million net restructuring credit which consisted of $2.1 million of a current year restructuring charge related to its long-term restructuring plan and a $3.6 million reversal of prior period restructuring charges due to revised estimates. The current year restructuring charge to consolidate and downsize the Company's German operations, which is included in the international distribution segment, results from a plan that was adopted in December 1999. The charge relates to severance and related costs for the termination of approximately 22 warehouse, customer service, and sales employees. The severance and related costs are expected to be substantially expended by the end of 2000. As a result of this action, the Company expects a reduction in annual pretax operating expenses of $1.6 million. The $3.6 million reversal of prior period restructuring charges is comprised of (i) $3.0 million of severance due to organizational changes and voluntary separations that occurred during 1999 which were not anticipated in prior periods and (ii) $0.6 million due to revised estimates for the closing of logistics centers in the United States. As part of the Company's long-term warehouse consolidation strategy, additional warehouses may be closed in future years. Charges for any additional warehouse closures will be recorded in future years when known.

     In the fourth quarter of 1998, the Company recorded $23.6 million of restructuring and other charges which included $26.5 million of charges related to its long-term restructuring plan and $2.9 million of reversals for adjustments to prior period restructuring charges due to revised estimates. In 1998, restructuring and other charges included international asset impairment charges attributable to the economic slowdown in the Far East, write-offs of information systems due to a change in management's global information system strategy, and employee separation and other exit costs due to a restructuring in the U.S. and Europe of the Company's management team and selected components of its sales force. These charges consisted of $13.6 million related to noncash asset impairments, $12.0 million of accruals for employee separation arrangements and $0.9 million of exit costs. The 1998 restructuring plan was substantially completed during 1999. The remaining accruals, which primarily relate to long-term severance arrangements, are expected to be substantially expended by the end of 2001. The Company has realized an improvement in pretax profitability of approximately $5 million resulting from the 1998 restructuring plan and estimates that its annualized improvement will be approximately $6 million. See "-- Cautionary Factors Regarding Forward-Looking Statements".

     During the fourth quarter of 1997 in conjunction with the annual business planning process, the Company evaluated its business strategy for both its domestic and international operations and, as a result, recorded restructuring and other charges of $51.8 million related to its long-term restructuring plan. The charges included costs associated with the closure of logistics and customer-service centers and related asset write-offs in the United States and internationally, the impairment of goodwill and property, plant and equipment related to certain international operations and the impairment of systems-related assets. The restructuring and other charges consist of $38.3 million related to noncash asset impairments, $9.1 million of accruals for employee separation arrangements and $4.4 million of exit costs. The 1997 restructuring plan was substantially completed during 1999. The remaining accruals, which primarily relate to long-term lease obligations, are expected to be substantially expended by the end of 2001.

     In 1995 the Company recorded a pre-tax restructuring charge of $34.3 million, which consisted of $18.2 million of noncash charges and $16.1 million of accruals for employee separation arrangements and exit costs related to consolidation efforts. The 1995 restructuring plan was substantially completed during 1999. The remaining accruals, which primarily relate to long-term lease obligations, are expected to be substantially expended by the end of 2001. The Company has realized an improvement in pretax profitability of approximately $18 million resulting from the 1995 and 1997 restructuring plans and the integration of CMS into the Company and estimates that its annualized improvement will be approximately $22 million when fully completed. See "-- Cautionary Factors Regarding Forward-Looking Statements".

EUROPEAN ECONOMIC AND MONETARY UNION

     The Company conducts business in many of the 11 countries which have agreed to join the European Economic and Monetary Union (the "EMU") and, among other things, adopt a single currency called the

Euro. On January 1, 1999, a three-year transition period for the Euro began and the conversion rates between the Euro and the national currencies were fixed. Business enterprises have the option of switching to the single currency at any time prior to January 1, 2002. In connection with the upgrade of its management information systems, the Company incorporated the necessary changes to allow it to conduct business in Euros and the national currencies during the transition period and entirely in Euros thereafter. The Company is not able to estimate or segregate the costs relating to the conversion to the Euro, but management does not believe that such costs will be material. The Company does not anticipate that the conversion to the Euro will have a material impact on its future results of operations.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity," which will be effective for the Company beginning January 1, 2001. Management does not anticipate that the adoption of this statement will have a material impact on the Company's financial statements.

CONTROL OF THE COMPANY

     As a result of the Transaction, certain affiliates of THL ("THL Entities"), Chase Equity Associates, L.P. ("Chase Equity"), Merrill Lynch & Co. ("Merrill Lynch") and DLJ Merchant Banking Partners II, L.P. and certain of its affiliates ("DLJMB" and, together with the THL Entities, Chase Equity and Merrill Lynch, the "Equity Investors") own 78.3% of the issued and outstanding Common Stock of the Company, with the THL Entities owning 50.1% (of which 27.7% is voting and 22.4% is nonvoting) of such outstanding stock. Accordingly, the Equity Investors control the Company and have the power to elect a majority of its directors, appoint new management and approve any action requiring the approval of the holders of recapitalized Common Stock of the Company, including adopting amendments to the Company's certificate of incorporation and approving mergers or sales of substantially all of the Company's assets. In connection with the Transaction, the Equity Investors and certain members of management entered into an Investor's Agreement dated January 21, 1998, as amended March 29, 1999 (the "Investor's Agreement"). The Investor's Agreement provides that the Board of Directors of the Company will comprise at least 9, but not more than 10 directors, four of whom will be appointed by the THL Entities, one of whom will be appointed by DLJMB, one of whom will be Mr. Paul M. Montrone and one of whom will be Mr. Paul M. Meister. The directors elected pursuant to the Investors' Agreement will have the authority to make decisions affecting the capital structure of the Company, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. There can be no assurance that the interests of the Equity Investors will not conflict with the interests of the other shareholders.

CAUTIONARY FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K may constitute forward-looking statements. The Company has based these forward-looking statements on its current expectations and projections about future events. Although it believes that its assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that its assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions including, among other things:

      1. the Company's outstanding indebtedness and its leverage, and the restrictions imposed by its indebtedness;

      2. the effects of domestic and international economic and business conditions on the Company's businesses;

      3. the high degree of competition of certain of the Company's businesses, and the potential for new competitors to enter into these businesses;

      4. the extent to which the Company undertakes new acquisitions or enters into strategic joint ventures of partnerships;

      5. future modifications to existing laws and regulations affecting the environment, health and safety;

      6. discovery of unknown contingent liabilities, including environmental contamination at the Company's facilities;

      7. fluctuations in interest rates and in foreign currency exchange rates;

      8. availability, or increases in the cost, of raw materials and other inputs used to make the Company's products;

      9. the loss of major customers or suppliers; and

     10. the Company's ability to obtain sufficient resources to finance its working capital and capital expenditure needs.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company measures its market risk, related to its holdings of financial instruments based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change in interest and currency exchange rates. The Company used year-end market rates on its financial instruments to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits were not included in the analysis.

     The Company's primary interest rate exposures relate to its cash, fixed and variable rate debt and interest rate swaps. The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates does not have a material impact on the fair values, cash flows or earnings of the Company for either 1999 or 1998.

     The Company's primary currency rate exposures are to its intercompany debt, cash and foreign currency forward contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in the currency exchange rates does not have a material impact on the fair values, cash flows or earnings of the Company for either 1999 or 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGES
                                                              -----
Independent Auditors' Report................................   23
Statement of Operations for the years ended December 31,
  1999, 1998 and 1997.......................................   24
Balance Sheet at December 31, 1999 and 1998.................   25
Statement of Cash Flows for the years ended December 31,
  1999, 1998 and 1997.......................................   26
Statement of Changes in Stockholders' Equity (Deficit) and
  Comprehensive Income (Loss) for the years ended December
  31, 1999, 1998 and 1997...................................   27
Notes to Financial Statements...............................   28

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Fisher Scientific International Inc.:

     We have audited the accompanying balance sheet of Fisher Scientific International Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, cash flows, and changes in stockholders' equity (deficit) and comprehensive income (loss) for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements present fairly, in all material respects, the financial position of Fisher Scientific International Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
February 8, 2000

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                            STATEMENT OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
Sales.......................................................  $2,469.7    $2,252.3    $2,175.3
Cost of sales...............................................   1,771.4     1,616.0     1,583.6
Selling, general and administrative expense.................     541.7       503.8       518.8
Transaction-related costs...................................        --        71.0          --
Restructuring and other charges.............................      (1.5)       23.6        51.8
Loss from operations to be disposed of......................      11.3        15.1          --
                                                              --------    --------    --------
Income from operations......................................     146.8        22.8        21.1
Interest expense............................................     104.2        90.3        23.0
Other (income) expense, net.................................     (15.2)       (7.2)        3.2
                                                              --------    --------    --------
Income (loss) before income taxes...........................      57.8       (60.3)       (5.1)
Income tax provision (benefit)..............................      34.4       (10.8)       25.4
                                                              --------    --------    --------
Net income (loss)...........................................  $   23.4    $  (49.5)   $  (30.5)
                                                              ========    ========    ========
Net income (loss) per common share:
  Basic.....................................................  $   0.59    $  (1.24)   $  (0.30)
                                                              ========    ========    ========
  Diluted...................................................  $   0.55    $  (1.24)   $  (0.30)
                                                              ========    ========    ========

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                 BALANCE SHEET
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $   50.3    $   65.6
  Receivables, net..........................................     286.1       205.6
  Inventories...............................................     223.3       220.9
  Other current assets......................................      75.1        69.0
                                                              --------    --------
          Total current assets..............................     634.8       561.1
Property, plant and equipment, net..........................     247.5       246.0
Goodwill....................................................     356.2       385.9
Other assets................................................     164.1       149.9
Net assets of operations to be disposed of..................        --        14.7
                                                              --------    --------
          Total assets......................................  $1,402.6    $1,357.6
                                                              ========    ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term debt...........................................  $   41.7    $   19.7
  Accounts payable..........................................     307.6       246.3
  Accrued and other current liabilities.....................     170.2       187.2
                                                              --------    --------
          Total current liabilities.........................     519.5       453.2
Long-term debt..............................................   1,011.1     1,022.0
Other liabilities...........................................     202.6       207.1
                                                              --------    --------
          Total liabilities.................................   1,733.2     1,682.3
                                                              --------    --------
Commitments and contingencies (Note 13).....................        --          --
                                                              --------    --------
Stockholders' deficit:
  Preferred stock ($0.01 par value;
     15,000,000 shares authorized, none outstanding)........        --          --
  Common stock ($0.01 par value; 100,000,000 shares
     authorized; 40,096,605 and 40,073,935 shares issued;
     and 40,052,940 and 40,034,150 shares outstanding, at
     December 31, 1999 and 1998, respectively)..............       0.4         0.4
  Capital in excess of par value............................     315.8       313.3
  Accumulated deficit.......................................    (594.6)     (618.2)
  Accumulated other comprehensive loss......................     (51.6)      (19.7)
  Treasury stock, at cost, 43,665 and 39,785 shares at
     December 31, 1999 and 1998, respectively...............      (0.6)       (0.5)
                                                              --------    --------
          Total stockholders' deficit.......................    (330.6)     (324.7)
                                                              --------    --------
          Total liabilities and stockholders' deficit.......  $1,402.6    $1,357.6
                                                              ========    ========

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                            STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1999      1998       1997
                                                              ------    -------    -------
Cash flows from operating activities:
  Net income (loss).........................................  $ 23.4    $ (49.5)   $ (30.5)
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
    Transaction-related costs, net of cash expended.........      --       70.5         --
    Restructuring and other charges, net of cash expended...    (1.5)      23.6       51.6
    Depreciation and amortization...........................    62.4       53.0       47.0
    (Gain) loss on sale of property, plant and equipment and
     write-offs.............................................    (8.0)      (2.5)       0.2
    Deferred income taxes...................................    20.5      (17.8)      (1.3)
    Changes in working capital:
      Receivables, net......................................     8.1        2.3       22.0
      Inventories, net......................................     0.8       10.8       32.0
      Other current assets..................................    (9.9)      (4.6)       4.1
      Accounts payable......................................    57.0       45.3      (41.7)
      Accrued and other current liabilities.................   (13.1)      33.2      (14.8)
    Net cash flow from operations to be disposed of.........     2.6        0.4         --
    Other assets and liabilities............................   (21.0)     (14.8)     (22.5)
                                                              ------    -------    -------
      Cash provided by operating activities.................   121.3      149.9       46.1
                                                              ------    -------    -------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (34.4)    (172.7)     (11.6)
  Capital expenditures......................................   (41.1)     (67.2)     (59.2)
  Proceeds from sale of property, plant and equipment.......    16.0        8.1       19.1
  Marketable securities proceeds and maturities.............      --         --        7.8
  Other.....................................................    (3.0)        --       (6.8)
                                                              ------    -------    -------
      Cash used in investing activities.....................   (62.5)    (231.8)     (50.7)
                                                              ------    -------    -------
Cash flows from financing activities:
  Common stock repurchased and conversion of options to
    cash....................................................      --     (955.1)        --
  Proceeds from common stock sold to FSI....................      --      303.0         --
  Financing-related fees and expenses.......................      --      (72.2)        --
  Changes in amounts sold under the accounts receivable
    securitization, net.....................................   (83.5)     105.2         --
  Acquisition of treasury stock.............................    (0.1)      (0.5)        --
  Proceeds from sale of common stock........................      --        0.5         --
  Long-term debt proceeds...................................     9.1      947.2       97.2
  Long-term debt payments...................................   (10.1)    (190.8)    (111.2)
  Change in short-term debt, net............................    10.2       (8.0)       6.6
  Proceeds from stock options exercised.....................     0.3         --        6.7
  Dividends paid............................................      --         --       (1.2)
                                                              ------    -------    -------
      Cash provided by (used in) financing activities.......   (74.1)     129.3       (1.9)
                                                              ------    -------    -------
Net change in cash and cash equivalents.....................   (15.3)      47.4       (6.5)
Cash and cash equivalents -- beginning of year..............    65.6       18.2       24.7
                                                              ------    -------    -------
Cash and cash equivalents -- end of year....................  $ 50.3    $  65.6    $  18.2
                                                              ======    =======    =======
Supplemental Cash Flow Information:
  Cash paid during the year for:
    Income taxes............................................  $ 16.0    $   7.7    $  19.6
                                                              ======    =======    =======
    Interest................................................  $ 97.7    $  64.3    $  23.0
                                                              ======    =======    =======

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        AND COMPREHENSIVE INCOME (LOSS)
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                   ACCUMULATED
                                                                          SHARES                      OTHER
                                               CAPITAL IN    SHARES        TO BE      RETAINED    COMPREHENSIVE
                                      COMMON   EXCESS OF    DEPOSITED   DISTRIBUTED   EARNINGS       INCOME       TREASURY
                                      STOCK    PAR VALUE    IN TRUST    FROM TRUST    (DEFICIT)      (LOSS)        STOCK
                                      ------   ----------   ---------   -----------   ---------   -------------   --------
Balance at January 1, 1997..........  $ 0.2     $ 270.7      $ (6.0)       $  --       $ 128.4       $ (7.1)       $  --
  Net loss..........................     --          --          --           --         (30.5)          --           --
  Foreign currency translation
    adjustment......................     --          --          --           --            --        (14.5)          --
  Minimum pension liability.........     --          --          --           --            --         (1.0)          --
    Subtotal -- comprehensive
      (loss)........................     --          --          --           --            --           --           --
  Proceeds from stock options.......     --         6.7          --           --            --           --           --
  Tax benefit from exercise of stock
    options.........................     --         1.5          --           --            --           --           --
  Dividends ($0.06 per share).......     --          --          --           --          (1.2)          --           --
  Shares deposited in trust.........     --          --        (0.1)          --            --           --           --
                                      ------    -------      ------        -----       -------       ------        -----
Balance at December 31, 1997........    0.2       278.9        (6.1)          --          96.7        (22.6)          --
  Net loss..........................     --          --          --           --         (49.5)          --           --
  Foreign currency translation
    adjustment......................     --          --          --           --            --          2.9           --
    Subtotal -- comprehensive
      (loss)........................     --          --          --           --            --           --           --
  Five-for-one stock split..........    0.3        (0.3)         --           --            --           --           --
  Common stock issued...............     --         0.5          --           --            --           --           --
  Acquisition of treasury stock.....     --          --          --           --            --           --         (0.5)
  Reversal of changes in market
    value of common stock held in
    trust...........................     --          --         4.3           --            --           --           --
  Reclass from other liabilities....     --          --          --         29.8            --           --           --
  Transaction-related activity:
    Common stock repurchased and
      conversion of options to
      cash..........................   (0.2)     (268.7)         --           --        (686.2)          --           --
    Shares deposited in trust.......     --          --       (28.0)          --            --           --           --
    Equity contribution by FSI......    0.1       302.9          --           --            --           --           --
    Conversion of employee stock
      options.......................     --          --          --           --          55.7           --           --
    Recapitalization fees and
      expenses......................     --          --          --           --         (34.9)          --           --
                                      ------    -------      ------        -----       -------       ------        -----
Balance at December 31, 1998........    0.4       313.3       (29.8)        29.8        (618.2)       (19.7)        (0.5)
  Net income........................     --          --          --           --          23.4           --           --
  Foreign currency translation
    adjustment......................     --          --          --           --            --        (32.4)          --
  Minimum pension liability.........     --          --          --           --            --          0.5           --
    Subtotal -- comprehensive
      (loss)........................     --          --          --           --            --           --           --
  Proceeds from stock options.......     --         0.3          --           --            --           --           --
  Compensation related to the grant
    of stock options................     --         2.2          --           --            --           --           --
  Distribution of ProcureNet to
    stockholders....................     --          --          --           --           0.2           --           --
  Trust activity....................     --          --        (0.1)         0.1            --           --           --
  Acquisition of treasury stock.....     --          --          --           --            --           --         (0.1)
                                      ------    -------      ------        -----       -------       ------        -----
Balance at December 31, 1999........  $ 0.4     $ 315.8      $(29.9)       $29.9       $(594.6)      $(51.6)       $(0.6)
                                      ======    =======      ======        =====       =======       ======        =====


                                                COMPREHENSIVE
                                                   INCOME
                                       TOTAL       (LOSS)
                                      -------   -------------
Balance at January 1, 1997..........  $ 386.2
  Net loss..........................    (30.5)     $(30.5)
  Foreign currency translation
    adjustment......................    (14.5)      (14.5)
  Minimum pension liability.........     (1.0)       (1.0)
                                                   ------
    Subtotal -- comprehensive
      (loss)........................       --      $(46.0)
                                                   ======
  Proceeds from stock options.......      6.7
  Tax benefit from exercise of stock
    options.........................      1.5
  Dividends ($0.06 per share).......     (1.2)
  Shares deposited in trust.........     (0.1)
                                      -------
Balance at December 31, 1997........    347.1
  Net loss..........................    (49.5)     $(49.5)
  Foreign currency translation
    adjustment......................      2.9         2.9
                                                   ------
    Subtotal -- comprehensive
      (loss)........................       --      $(46.6)
                                                   ======
  Five-for-one stock split..........       --
  Common stock issued...............      0.5
  Acquisition of treasury stock.....     (0.5)
  Reversal of changes in market
    value of common stock held in
    trust...........................      4.3
  Reclass from other liabilities....     29.8
  Transaction-related activity:
    Common stock repurchased and
      conversion of options to
      cash..........................   (955.1)
    Shares deposited in trust.......    (28.0)
    Equity contribution by FSI......    303.0
    Conversion of employee stock
      options.......................     55.7
    Recapitalization fees and
      expenses......................    (34.9)
                                      -------
Balance at December 31, 1998........   (324.7)
  Net income........................     23.4      $ 23.4
  Foreign currency translation
    adjustment......................    (32.4)      (32.4)
  Minimum pension liability.........      0.5         0.5
                                                   ------
    Subtotal -- comprehensive
      (loss)........................       --      $ (8.5)
                                                   ======
  Proceeds from stock options.......      0.3
  Compensation related to the grant
    of stock options................      2.2
  Distribution of ProcureNet to
    stockholders....................      0.2
  Trust activity....................       --
  Acquisition of treasury stock.....     (0.1)
                                      -------
Balance at December 31, 1999........  $(330.6)
                                      =======

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- FORMATION AND BACKGROUND

     Fisher Scientific International Inc. ("Fisher" or the "Company") was formed in September 1991. The Company's operations are conducted throughout North and South America, Europe, the Far East, the Middle East and Africa through one or more subsidiaries, joint ventures, agents, and dealers. The Company is managed in three business segments: domestic distribution, international distribution, and laboratory workstations. The domestic and international distribution segments engage in the supply, marketing, service and manufacture of scientific, clinical, educational, and occupational health and safety products. The laboratory workstations segment manufactures laboratory workstations, fume hoods and computer (LAN) furniture.

     Fisher provides more than 360,000 products and services for research and analytical testing, healthcare, science education and occupational safety in 145 countries. The Company serves scientists engaged in biomedical, biotechnology, pharmaceutical, chemical and other fields of research and development, and is a supplier to clinical laboratories, hospitals, healthcare alliances, physicians' offices, environmental testing centers, remediation companies, quality-control laboratories and many other customers. The Company's largest supplier represents approximately 9% of 1999 sales.

NOTE 2 -- RECAPITALIZATION AND MERGER

     On January 21, 1998, approximately 87% of the fully diluted shares of common stock of Fisher were converted into the right to receive $9.65 per share in cash (approximately $955 million in the aggregate) pursuant to the Second Amended and Restated Agreement and Plan of Merger dated as of November 14, 1997, amending an Agreement and Plan of Merger dated August 7, 1997 (as amended, the "Merger Agreement") between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, "the Transaction"). The Transaction established an election process that provided stockholders the right to elect, subject to proration, for each share of Fisher common stock held, to either receive $9.65 in cash or retain one share of common stock, $.01 par value ("Common Stock"), in the recapitalized company. Vesting of all outstanding options was accelerated.

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

     Inventories -- Inventories are valued at the lower of cost or market, cost being determined principally by the last-in, first-out ("LIFO") method for the majority of the subsidiaries included in the domestic distribution segment and by the first-in, first-out ("FIFO") method for all other subsidiaries.

     Property, Plant and Equipment -- Property, plant and equipment is recorded at cost and is generally depreciated based upon the following estimated useful lives: buildings and improvements 5 to 33 years and machinery, equipment and other 3 to 12 years. Depreciation is computed principally using the straight-line method.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

     Goodwill -- Goodwill is being amortized for financial statement purposes on a straight-line basis over 5 to 40 years. The amounts presented are net of accumulated amortization of $74.5 million and $59.9 million at December 31, 1999 and 1998, respectively.

     Intangible Assets -- Intangible assets are being amortized on a straight-line basis over their estimated useful lives, ranging up to 20 years, are included in Other Assets and are stated net of accumulated amortization of $19.0 million and $15.8 million at December 31, 1999 and 1998, respectively. During 1999, 1998, and 1997, the Company amortized $3.2 million, $3.7 million, and $3.5 million, respectively, of intangible assets.

     Impairment of Long-Lived Assets -- Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the anticipated undiscounted operating cash flow generated by those assets are less than the assets' carrying value.

     Revenue Recognition -- The Company recognizes revenue from product sales at the time products are shipped.

     Deferred Debt Issue Costs -- Deferred debt issue costs of $32.3 million and $36.7 million at December 31, 1999 and 1998, respectively, relate to the Company's 9% Notes, 7 1/8% Notes and Credit Facility debt. Deferred debt issue costs are included in Other Assets and are amortized using the effective interest rate method over the term of the related debt. During 1999, 1998, and 1997, the Company amortized $4.4 million, $4.8 million, and $0.7 million, respectively, of capitalized debt issue costs.

     Other (income) expense, net represents interest income on cash and cash equivalents and other non-operating income and expense items.

     Foreign Currency Translation -- Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included in a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are reported on the income statement line item "other (income) expense, net," when recognized.

     Financial Instruments -- The Company enters into forward currency contracts to hedge exposure to fluctuations in foreign currency rates. Gains and losses on the Company's forward currency contracts generally offset gains and losses on certain firm commitments of the Company. Gains and losses on these positions are deferred and included in the basis of the transaction when it is completed. At December 31, 1999, the outstanding forward currency contracts all had maturities of less than twelve months. Cash flows from forward currency contracts accounted for as hedges are classified in the Statement of Cash Flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

     Interest-Rate Swap Agreements -- The Company enters into interest-rate swap agreements in order to manage its exposure to interest-rate fluctuations. Net-interest differentials to be paid or received are included in interest expense. Any undesignated interest rate swap agreements are immediately marked-to-market.

     Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity," which will be effective for the Company beginning January 1, 2001. Management does not anticipate that the adoption of this statement will have a material impact on the Company's financial statements.

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

NOTE 4 -- ACQUISITIONS

     In December 1998, Fisher purchased for approximately $138 million in cash approximately 90% of Bioblock Scientific S.A. ("Bioblock"), a leading distributor of scientific and laboratory instrumentation in France. At the time of the acquisition, Bioblock had approximately $32 million of cash and cash equivalents on hand. In addition, the Company acquired the remaining Bioblock shares in January 1999 for an additional $14 million, bringing Fisher's total ownership position to 100%. The excess of purchase price over the fair value of all net assets acquired was approximately $90 million and is being amortized over 25 years.

     The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition of Bioblock had occurred at the beginning of 1998 and 1997 (in millions, except per share amounts).

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Sales.......................................................   $2,325.8      $2,243.8
Net loss....................................................      (57.3)        (37.2)
Loss per common share:
  Basic.....................................................   $  (1.43)     $  (0.37)
  Diluted...................................................      (1.43)        (0.37)

     The pro forma financial information includes the results of Bioblock combined with the Company's historical results (including the 1998 and 1997 restructuring charges described in Note 19 and Transaction related costs described in Note 2), the effects of the purchase accounting allocations, and adjustments to interest expense to reflect borrowings to finance the acquisitions described in Note 12. The pro forma financial information does not purport to present what the Company's results of operations would actually have been had the acquisition of Bioblock occurred on the assumed date, nor does it project the Company's results of operations for any future period.

     In January 1999, the Company acquired Columbia Diagnostics Inc., a Virginia-based provider of laboratory products and supplies to the healthcare industry, which is included in the domestic distribution segment, and Structured Computer Systems ("SCS"), a Connecticut-based provider of procurement and materials management solutions to businesses, which is included in the ProcureNet business of the technology segment. Fisher recorded a $5.2 million write-off for in-process research and development costs related to the acquisition of SCS. Net cash consideration paid for acquisitions during 1999, including the remaining 10% of Bioblock, was approximately $34.4 million.

     In August of 1998, the Company acquired the net assets of Systems Manufacturing Corporation, a manufacturer of local area network ("LAN") furniture and command bridges, for $58 million in cash. The Company also made three smaller acquisitions with an aggregate purchase price of approximately $11 million in cash during 1998. These acquisitions were accounted for as purchases. During 1997, the Company made several small acquisitions for an aggregate purchase price of approximately $12 million. These acquisitions were accounted for as purchases.

     Operations of the companies and businesses acquired have been included in the accompanying financial statements from their respective dates of acquisition. These acquisitions are not material to the Company's financial statements. The excess of the purchase price over the fair value of all net assets acquired in 1999,

                      FISHER SCIENTIFIC INTERNATIONAL INC.

1998 and 1997 was approximately $14 million, $151 million and $10 million, respectively, and is being amortized over 5 to 25 years.

NOTE 5 -- OPERATIONS TO BE DISPOSED OF

     In December 1998, the Company's Board of Directors approved a plan to dispose of the Company's technology business segment through (i) a spinoff (the "Spinoff") of ProcureNet Inc. ("ProcureNet"), the Company's outsourcing and supply chain management technology business, and (ii) the sale of the UniKix Technology software business. As part of the Spinoff, which was consummated on April 15, 1999, the Company and ProcureNet entered into a transitional services agreement pursuant to which Fisher will provide ProcureNet with certain management and other administrative services and ProcureNet will continue to provide Fisher and its customers with third party procurement and electronic commerce support and services.

     During the first quarter of 1999, ProcureNet entered into debt obligations to Fisher totaling $19 million. These notes bear interest at an annual rate of 9% and are due and payable on December 31, 2007. Subsequent to the Spinoff, the Company fulfilled its credit commitment to ProcureNet by providing an additional $3 million in loans on terms similar to those of the existing notes. In accordance with the terms of the notes and at the option of ProcureNet, accrued interest of $1.7 million was converted to principal during 1999.

     In July 1999, the Company completed the sale of UniKix for cash proceeds of approximately $5 million. A gain on the sale of $2.5 million was recognized and is included in other (income) expense, net.

     Revenues, costs and expenses, assets and liabilities, and cash flows of the technology segment have been excluded from their respective captions in the Statement of Operations, Balance Sheet, and Statement of Cash Flows. These items have been reported as "loss from operations to be disposed of," "net assets of operations to be disposed of" and "net cash flows from operations to be disposed of" as of and for the years ended December 31, 1999 and 1998.

     Summarized financial information for the technology segment, which includes the results of operations of ProcureNet through April 15, 1999 and UniKix through July 22, 1999, is set for below (in millions):

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                      1999     1998     1997
                                                      -----    -----    -----
Net sales...........................................  $21.1    $59.5    $41.0
Operating loss......................................   11.3     15.1     14.3
Current assets......................................     --     12.2     11.3
Current liabilities.................................     --     10.1     12.1

Total assets........................................  $  --    $24.6    $28.8
Total liabilities...................................     --      9.9     12.1
                                                      -----    -----    -----
  Net assets of operations to be disposed of........  $  --    $14.7    $16.7
                                                      =====    =====    =====

     The operating loss in 1999 includes a $5.2 million write-off for in-process research and development costs related to the acquisition of SCS. The operating loss in 1998 includes restructuring and other nonrecurring costs of $3.5 million. All balance sheet data presented above exclude intercompany obligations.

NOTE 6 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash in banks, receivables, debt and interest rate swaps. In addition, the Company has forward foreign currency contracts that hedge certain firm commitments.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

     The carrying amounts for cash and cash equivalents, receivables, and short-term debt approximate fair value due to the short-term nature of these instruments. The carrying and fair values of long-term debt were $1,011.1 million and $999.6 million, respectively, at December 31, 1999 and $1,022.0 million and $1,011.6 million, respectively, at December 31, 1998. The fair value of the long-term fixed rate debt was estimated based on current quotes from bond traders making a market in the debt instrument. The fair value of debt with variable rates approximates the net carrying value. At December 31, 1999, the Company had outstanding forward foreign currency contracts with notional amounts totaling approximately $9 million. The fair value of these contracts was insignificant. The Company also had off-balance-sheet standby letters of credit with a notional amount of $46.0 million with no unrealized gain or loss at December 31, 1999.

     At December 31, 1999, the Company was a party to two interest-rate swap agreements in which the Company exchanged its floating-rate obligation on $120 million notional principal amount for a fixed-rate payment obligation of 5.6425% per annum through January 23, 2001 and on $210 million notional principal amount for a fixed- rate payment obligation of 5.7375% per annum through January 23, 2003. In the unlikely event that the counterparty fails to meet the terms of the interest-rate swap agreement, the Company's exposure is limited to the interest-rate differential on the notional amount at each quarterly settlement period over the life of the agreements. The Company does not anticipate nonperformance by the counterparty. The fair values of interest-rate swap agreements are the estimated amounts that the Company would receive to terminate the agreements at the reporting date, taking into account current interest rates, the market expectation for future interest rates and the current creditworthiness of the Company. The fair value of these interest-rate swap agreements as of December 31, 1999, based upon quoted market prices, was $7.3 million of which approximately $2.3 million was recorded at December 31, 1999 for the undesignated portion.

     None of the Company's financial instruments represents a concentration of credit risk because the Company deals with a variety of major banks worldwide, and its accounts receivable are spread among a number of customers and geographic areas. None of the Company's off-balance-sheet financial instruments would result in a significant loss to the Company if the other party failed to perform according to the terms of its agreement, as any such loss would generally be limited to the unrealized gain on any contract.

NOTE 7 -- RECEIVABLES

     The following is a summary of receivables at December 31 (in millions):

                                                               1999      1998
                                                              ------    ------
Trade and other receivables.................................  $321.0    $233.4
Allowance for doubtful accounts.............................   (34.9)    (27.8)
                                                              ------    ------
  Receivables, net..........................................  $286.1    $205.6
                                                              ======    ======

NOTE 8 -- INVENTORIES

     The following is a summary of inventories by major category at December 31 (in millions):

                                                               1999      1998
                                                              ------    ------
Raw material................................................  $ 21.8    $ 19.5
Work in process.............................................     2.7       3.7
Finished products...........................................   198.8     197.7
                                                              ------    ------
          Total.............................................  $223.3    $220.9
                                                              ======    ======

                      FISHER SCIENTIFIC INTERNATIONAL INC.

     Inventories valued using the LIFO method amounted to $152.7 million and $153.4 million at December 31, 1999 and 1998, respectively, which were below estimated replacement cost by approximately $24.1 million and $26.4 million for the years ended December 31, 1999 and 1998, respectively.

NOTE 9 -- OTHER CURRENT ASSETS

     The following is a summary of other current assets at December 31, (in millions):

                                                              1999     1998
                                                              -----    -----
Deferred income taxes.......................................  $51.2    $51.8
Other.......................................................   23.9     17.2
                                                              -----    -----
          Total.............................................  $75.1    $69.0
                                                              =====    =====

NOTE 10 -- PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment by major class of asset at December 31 (in millions):

                                                               1999      1998
                                                              ------    ------
Land, buildings and improvements............................  $175.5    $176.0
Machinery, equipment and other..............................   193.6     176.6
                                                              ------    ------
          Total.............................................   369.1     352.6
Accumulated depreciation....................................  (121.6)   (106.6)
                                                              ------    ------
  Property, plant and equipment, net........................  $247.5    $246.0
                                                              ======    ======

NOTE 11 -- ACCRUED AND OTHER CURRENT LIABILITIES

     The following is a summary of accrued and other current liabilities at December 31 (in millions):

                                                               1999      1998
                                                              ------    ------
Wages and benefits..........................................  $ 39.2    $ 43.0
Interest....................................................    24.0      22.0
Other.......................................................   107.0     122.2
                                                              ------    ------
          Total.............................................  $170.2    $187.2
                                                              ======    ======

NOTE 12 -- DEBT

     The following is a summary of debt and other obligations at December 31 (in millions):

                                                                1999        1998
                                                              --------    --------
9% Senior Subordinated Notes (net of a discount of $6.2
  million and $7.0 million in 1999 and 1998,
  respectively).............................................  $  593.8    $  593.0
Credit Facility.............................................     248.5       253.7
7 1/8% Notes (net of a discount of $0.8 million and $0.9
  million in 1999 and 1998, respectively)...................     149.2       149.1
Other.......................................................      61.3        45.9
Less short-term debt........................................     (41.7)      (19.7)
                                                              --------    --------
          Total.............................................  $1,011.1    $1,022.0
                                                              ========    ========

                      FISHER SCIENTIFIC INTERNATIONAL INC.

     On January 21, 1998, in connection with the Transaction, Fisher entered into new debt financing arrangements, providing for up to $469.2 million of senior bank financing (the "Credit Facility"), a $150 million receivables securitization facility (the "Receivables Securitization") and $400 million of 9% Senior Subordinated Notes due 2008 (the "9% Notes"). The proceeds of the 9% Notes, together with a portion of the proceeds of the Credit Facility, were used to finance the conversion into cash of the common stock then outstanding that were not retained by existing stockholders and employees, to refinance $107.8 million of indebtedness outstanding on the date of the Transaction and to pay related fees and expenses of the Transaction. In addition, the Credit Facility will be used to provide for the Company's working capital requirements and future acquisitions, if any.

     In March 1998, the Company paid down $40.0 million of borrowings under the Credit Facility, funded by $20 million of proceeds from the sale of accounts receivable under the Receivables Securitization, increasing that facility limit to $170 million, and $20 million of cash generated by operations. As of December 31, 1999, the Credit Facility consisted of (i) a $248.5 million term loan facility (the "Term Facility") consisting of (a) a $103.1 million tranche A term loan ("Tranche A"), (b) a $86.0 million tranche B term loan ("Tranche B") and
(c) a $59.4 million tranche C term loan ("Tranche C"); and (ii) a $175.0 million revolving credit facility (the "Revolving Facility"). Of the $248.5 million outstanding under the Term Facility, $201.7 million is denominated in U.S. dollars, $34.4 million is denominated in British pounds and $12.4 million is denominated in Canadian dollars. Borrowings under the Term Facility and Revolving Facility bear interest at a range of rates, based upon the Company's leverage ratio, equal to, at the Company's option, the following: Tranche A and Revolving Facility, LIBOR plus 1.25% to 2.25% or Prime Rate plus 0.25% to 1.25%; Tranche B, LIBOR plus 2.25% to 2.50% or Prime Rate plus 1.25% to 1.50%; and Tranche C, LIBOR plus 2.50% to 2.75% or Prime Rate plus 1.50% to 1.75%. The Company also pays a commitment fee equal to .50% per annum of the undrawn portion of each lender's commitment from time to time. Interest rates at December 31, 1999 were as follows: Tranche A -- 8.50% (LIBOR plus 2.00%); Trance B -- 8.75% (LIBOR plus 2.25%); and Tranche C -- 9.00% (LIBOR plus 2.50%). The Term Facilities have the following maturity periods from the date of inception:
Tranche A -- 6 years, Tranche B -- 7 years and Tranche C -- 7.75 years. The Revolving Facility expires six years from the date of inception. The mandatory repayment schedule of the Term Facility over the next five years and thereafter is as follows: $14.6 million in 2000, $18.9 million in 2001, $31.8 million in 2002, $23.2 million in 2003, $63.6 million in 2004, and $96.4 million in years subsequent to 2004.

     The obligations of Fisher and the subsidiary borrowers under the Credit Facility are secured by substantially all assets of the Company and its material domestic subsidiaries, a pledge of the stock of all domestic subsidiaries, and a pledge of 65% of the stock of material foreign subsidiaries, which are direct subsidiaries of the Company or one of its material domestic subsidiaries. Obligations of each foreign subsidiary borrower are secured by a pledge of 100% of the shares of such borrower. The obligations of Fisher and the subsidiary borrowers are further guaranteed by Fisher and each material domestic subsidiary of Fisher.

     The Credit Facility contains covenants of the Company and the subsidiary borrowers, including, without limitation, restrictions on (i) indebtedness, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations,
(iv) minority investments, (v) the payment of cash dividends to shareholders, and (vi) various financial covenants. The financial covenants include requirements to maintain certain levels of interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA" or leverage ratio) and minimum EBITDA and to limit capital expenditures. The Company is in compliance with all covenants at December 31, 1999. Loans under the Term Facility are required to be prepaid with 50% of excess cash flow (as defined in the Credit Facility and subject to certain limits as specified therein), certain equity issuances of the Company, 100% of net-cash proceeds of certain asset sales, certain insurance and condemnation proceeds, and certain debt issuances of the Company.

     The Receivables Securitization relates to the sale, on a revolving basis, of certain of the accounts receivable of Fisher Scientific Company, L.L.C., a Delaware limited liability corporation ("FSC"), to a

                      FISHER SCIENTIFIC INTERNATIONAL INC.

bankruptcy remote subsidiary of FSC that entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount based on a defined calculated percentage of the outstanding accounts receivable balance. At December 31, 1999, the Company had availability of $148.3 million under the Receivables Securitization. The facility has a maturity of five years, and the effective interest rate is approximately one month LIBOR plus 50 basis points.

     On January 21, and November 20, 1998, the Company issued $400 million and $200 million, respectively, of 9% Senior Subordinated Notes. The 9% Senior Subordinated Notes issued in January were issued at par while the 9% Senior Subordinated Notes issued in November were issued net of an approximate $7 million discount. The 9% Senior Subordinated Notes will mature on February 1, 2008 with interest payable semiannually in arrears on February 1 and August 1 of each year commencing August 1, 1998. The 9% Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness and rank pari passu in light of payment with all other existing and future senior subordinated indebtedness of the Company. The 9% Notes are redeemable at the option of the Company at any time after February 1, 2003 at an initial redemption price of 104.5%, declining ratably to par on or after February 1, 2006. In addition, on or prior to February 1, 2001, the Company may redeem up to 40% of the original principal amount of the 9% Notes at a redemption price of 109% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption with the net cash proceeds of one or more public equity offerings, provided that at least 60% of the aggregate principal amount of the 9% Notes originally issued remains outstanding immediately after the occurrence of such redemption. Upon a Change of Control Triggering Event (as defined in the Indenture under which the 9% Notes are issued), the Company will be required to make an offer to purchase all outstanding 9% Notes at 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase.

     The Indenture under which the 9% Notes are issued contains covenants that restrict, among other things, (i) the ability of the Company and its subsidiaries to incur additional indebtedness, (ii) pay dividends or make certain other restricted payments, (iii) merge or consolidate with any other person, and (iv) make minority investments, and contains other various covenants that are customary for transactions of this type.

     The Company also has outstanding $150.0 million aggregate principal amount of 7 1/8% Notes due December 15, 2005, which were sold on December 18, 1995 at a price to the public equal to 99.184% of principal bringing the effective interest rate to 7.5%.

     On November 20, 1998, the Company borrowed $8.8 million from LaSalle National Bank, as lender, pursuant to the Illinois State Treasurer's Economic Program ("STEP"). The Company was eligible for the STEP benefits based on its creation of permanent jobs in the state of Illinois. The Company subsequently pledged a first lien mortgage on the property at Hanover Park which was approved by the lenders under the Credit Facility. The Company used the amounts borrowed under the loan agreement to finance part of the consolidation of the Midwestern distribution centers into one central location. The loan agreement provides for an interest rate of 4.90% up until November 20, 2000, and an interest rate thereafter of 0.25% plus the rate for U.S. Treasury Bonds maturing over a three year period.

     At December 31, 1999, the Company had letters of credit outstanding totaling $46.0 million, which primarily represent guarantees issued to local banks in support of borrowings by foreign subsidiaries of the Company, guarantees with respect to various insurance activities as well as performance letters of credit issued in the normal course of business. In addition, the Company has $6.4 million of insurance related letters of credit related to its inactive insurance subsidiary, each of which is collateralized by the cash of such subsidiary.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

     The following is a summary of annual future minimum lease and rental commitments under operating leases as of December 31, 1999 (in millions):

2000........................................................  $18.7
2001........................................................   14.2
2002........................................................   10.1
2003........................................................    7.5
2004........................................................    5.7
Thereafter..................................................   31.2
                                                              -----
Net minimum lease payments..................................  $87.4
                                                              =====

     Total rental expense included in the accompanying statement of operations amounted to $20.8 million in 1999, $19.4 million in 1998, and $18.7 million in 1997.

     There are various lawsuits and claims pending against the Company involving contract, product liability and other issues. In addition, the Company has assumed certain insurance liabilities, including liabilities related to an inactive insurance subsidiary, primarily related to certain historical businesses of its former parent, including those related to workers' compensation, employers' liability, automobile, general and product liability. In view of the Company's financial condition and the accruals established for related matters, based on management's knowledge to date, management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on the Company's financial condition or results of operations.

     The Company is currently involved in various stages of investigation and remediation relative to environmental protection matters. The potential costs related to environmental matters and the possible impact on future operations are difficult to predict given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company's responsibility. However, such costs could be material. Accruals for environmental liabilities are recorded, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon reports prepared by environmental specialists, management's knowledge to date and its experience with the foregoing environmental matters, and include potential costs for investigation, remediation, operation and maintenance of cleanup sites and related capital expenditures. Accrued liabilities for environmental matters were $32.5 million and $34.2 million at December 31, 1999 and 1998, respectively. Although these amounts do not include third-party recoveries, certain sites may be subject to indemnification. Management believes this accrual is adequate for the environmental liabilities expected to be incurred, and, as a result, believes that the ultimate liability incurred with respect to environmental matters will not have a material adverse effect on the Company's financial position or results of operations. However, future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies or changes in the conduct of Fisher's operations, may give rise to additional remedial or compliance costs which could have a material adverse effect on the Company's financial position or results of operations.

NOTE 14 -- STOCKHOLDERS' EQUITY (DEFICIT)

     The Preferred Stock and the Common Stock of the Company are each issuable in one or more series or classes, any or all of which may have such voting powers, full or limited, or no voting powers, and such designations, preferences and related participating, optional or other special rights and qualifications, limitations or restrictions thereof, as are set forth in the Restated Certificate of Incorporation of Fisher or any amendment thereto, or in the resolution or resolutions providing for the issue of such stock adopted by Fisher's

                      FISHER SCIENTIFIC INTERNATIONAL INC.

Board of Directors, which is expressly authorized to set such terms for any such issue. At December 31, 1999, the Company's outstanding Common Stock included 13,035,290 of nonvoting shares. Warrants to purchase 2,583,315 shares of Common Stock at $9.65 per share were issued as part of the Transaction and remain outstanding at December 31, 1999.

     On March 9, 1998, Fisher's Board of Directors declared a five-for-one stock split on the Company's Common Stock. As a result of the stock split, four additional shares of Common Stock were issued for each share of Common Stock held by the stockholders of record as of the close of business on March 19, 1998. All references in this report to the number of shares and per-share amounts have been restated as appropriate to give effect to the stock split. On May 12, 1998, the stockholders of the Company approved the Amendment to the Restated Certificate of Incorporation of the Company increasing the authorized number of shares of Common Stock that may be issued from 50,000,000 to 100,000,000. Effective March 29, 1999, certain equity investors exchanged 9,000,000 shares of Common Stock for the same amount of nonvoting Common Stock.

NOTE 15 -- EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per share for 1999, 1998, and 1997 (in millions):

                                                              1999    1998    1997
                                                              ----    ----    -----
Weighted average shares of common stock outstanding used in
  the
  computation of basic earnings (loss) per share............  40.0    40.0    101.5
Common stock equivalents....................................   2.8      --       --
                                                              ----    ----    -----
     Shares used in the computation of diluted earnings
       (loss) per share.....................................  42.8    40.0    101.5
                                                              ====    ====    =====

     The weighted average amount of outstanding antidilutive common stock options excluded from the computation of diluted earnings (loss) per share was
1.6 million, 7.3 million and 0.3 million at December 31, 1999, 1998, and 1997, respectively. Additionally, at December 31, 1998, the Company had antidilutive warrants outstanding to purchase 2.6 million shares that were excluded from the computation of diluted earnings per share.

     Weighted average common shares outstanding at December 31, 1999 and 1998 are based on the Company's recapitalized structure and reflect the five-for-one stock split declared on March 9, 1998. Weighted average common shares outstanding at December 31, 1997 are based on the Company's capital structure at that time (prior to the recapitalization) and have been restated to reflect the aforementioned stock split.

NOTE 16 -- INCOME TAXES

     The domestic and foreign components of income (loss) before income taxes are as follows (in millions):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                            1999      1998      1997
                                                            -----    ------    ------
Domestic..................................................  $44.1    $(49.1)   $ 44.4
Foreign...................................................   13.7     (11.2)    (49.5)
                                                            -----    ------    ------
     Income (loss) before income taxes....................  $57.8    $(60.3)   $ (5.1)
                                                            =====    ======    ======

                      FISHER SCIENTIFIC INTERNATIONAL INC.

     The components of the income tax provision (benefit) are as follows (in millions):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             1999      1998     1997
                                                             -----    ------    -----
Current income tax expense (benefit):
  Federal..................................................  $ 8.9    $  3.1    $16.8
  State....................................................   (1.0)      0.4      5.9
  Foreign..................................................    6.0       3.5      4.0
                                                             -----    ------    -----
          Total current....................................   13.9       7.0     26.7
                                                             -----    ------    -----
Deferred income tax expense (benefit):
  Federal..................................................    8.3     (13.8)    (2.5)
  State....................................................    6.5      (4.0)    (0.3)
  Foreign..................................................    5.7        --      1.5
                                                             -----    ------    -----
          Total deferred...................................   20.5     (17.8)    (1.3)
                                                             -----    ------    -----
Total income tax provision (benefit).......................  $34.4    $(10.8)   $25.4
                                                             =====    ======    =====

     The principal items accounting for the differences in taxes on income
(loss) computed at the applicable U.S. statutory rate and as recorded are as follows (in millions):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             1999      1998     1997
                                                             -----    ------    -----
Taxes computed at statutory rate...........................  $20.2    $(21.1)   $(1.8)
Foreign taxes over U.S. rate and foreign losses not tax
  benefitted...............................................    5.5       6.3     21.4
State income taxes (net of federal benefit)................    3.5      (2.4)     3.6
Increase in valuation allowance............................     --        --      2.4
Nondeductible permanent items..............................    6.0       5.2       --
Other......................................................   (0.8)      1.2     (0.2)
                                                             -----    ------    -----
  Income tax provision (benefit)...........................  $34.4    $(10.8)   $25.4
                                                             =====    ======    =====

     The tax effects of temporary items that gave rise to significant portions of the deferred tax accounts are as follows at December 31 (in millions):

                                                               1999      1998
                                                              ------    ------
Deferred tax assets:
  Postretirement benefit costs other than pensions..........  $ 29.3    $ 30.6
  Environmental accruals....................................    13.2      13.2
  Operating loss and tax credit carryforwards...............    34.1      33.2
  Goodwill..................................................     4.4       8.2
  Accrued employee benefits.................................    27.2      24.6
  Restructuring accruals....................................     6.3      13.4
  Other items not deductible until paid.....................    39.7      49.4
                                                              ------    ------
  Gross deferred tax assets.................................   154.2     172.6
  Less valuation allowance..................................   (31.7)    (37.7)
                                                              ------    ------
     Net deferred tax asset.................................  $122.5    $134.9
                                                              ======    ======

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                                               1999      1998
                                                              ------    ------
Deferred tax liabilities:
  Goodwill..................................................  $ 19.8    $ 16.6
  Property, plant and equipment.............................    10.7       6.8
  Other.....................................................     7.0      12.7
                                                              ------    ------
          Total.............................................  $ 37.5    $ 36.1
                                                              ======    ======

     The deferred tax asset includes the benefit of net operating loss carryforwards subject to appropriate valuation allowances. The Company evaluates the tax benefits of operating loss carryforwards on an ongoing basis taking into consideration such factors as the future reversals of existing taxable temporary differences, projected future operating results, the available carryforward period and other circumstances. At December 31, 1999, the Company had accumulated foreign net operating loss carryforwards for tax purposes of approximately $69.9 million, and state net operating losses of approximately $57.7 million. These net operating losses expire as follows (in millions):

                                              FOREIGN    STATE
                                              -------    -----
2000........................................   $ 1.3     $  --
2001........................................     1.3       8.1
2002........................................     2.2       6.3
2003........................................     1.8       2.6
2004........................................     0.4       2.2
2005........................................      --       4.0
2006........................................      --       3.2
2013........................................      --       5.9
2014........................................      --       4.7
2018........................................      --      11.3
2019........................................      --       9.4
No Expiration...............................    62.9        --
                                               -----     -----
     Total..................................   $69.9     $57.7
                                               =====     =====

     SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowances at December 31, 1999 and 1998 predominantly represent allowances against foreign net operating losses which are not anticipated to result in future tax benefits. At December 31, 1999 and 1998, $0.5 million and $1.5 million, respectively, relates to deferred tax assets applicable to net operating loss carryforwards of acquired companies (subsequent recognition of tax benefits, if any, will result in a reduction of goodwill).

     At December 31, 1999, the Company had not recognized a deferred tax liability on approximately $36 million of undistributed earnings of foreign subsidiaries as these earnings are considered to be permanently reinvested. These earnings could become subject to additional tax if they were remitted as dividends or if the Company should sell its stock in the subsidiaries. The amount of additional tax on these earnings has not been determined.

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

                      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTE 17 -- RETIREMENT BENEFITS

     The Company has defined benefit pension plans available to substantially all employees that are either fully paid for by the Company or provide for mandatory employee contributions as a condition of participation. Effective July 1, 1997, the Company amended the U.S. plans to change the current pension benefit formula to reflect that of a cash balance plan. Under the cash balance plan, a participating employee accumulates a cash balance account which is credited monthly with a 3.5% of compensation allocation and interest. The Company's funding policy is to contribute annually the statutorily required minimum amount as actuarially determined.

     The Company, generally at its own discretion, provides a postretirement health care program that is administered by the Company to employees who elect to and are eligible to participate. Fisher funds a portion of the costs of this program on a self-insured and insured-premium basis and, for the years ended December 31, 1999, 1998 and 1997, made premium payments totaling $1.7 million, $1.7 million and $1.5 million, respectively.

     The changes in benefit obligations and plan assets were as follows at December 31 (in millions):

                                                                                       OTHER
                                                                                  POSTRETIREMENT
                                                              PENSION BENEFITS       BENEFITS
                                                              -----------------   ---------------
                                                               1999      1998      1999     1998
                                                              -------   -------   ------   ------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $233.1    $213.9    $32.7    $34.2
  Service costs.............................................     9.5       8.1      0.4      0.7
  Interest costs............................................    15.1      14.6      1.8      2.1
  Plan amendment............................................     1.6        --       --       --
  Special termination benefit...............................      --       0.7       --       --
  Curtailment...............................................      --       1.3       --       --
  Actuarial (gain) loss.....................................    (8.0)     10.1     (6.3)    (2.6)
  Acquisition...............................................     0.9        --       --       --
  Benefits paid.............................................   (13.6)    (15.6)    (1.7)    (1.7)
                                                              ------    ------    -----    -----
Benefit obligation at end of year...........................  $238.6    $233.1    $26.9    $32.7
                                                              ======    ======    =====    =====

                                                              PENSION BENEFITS
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  $251.9    $246.7
  Actual return on plan assets..............................    37.5      15.5
  Employer contribution.....................................     1.6       3.4
  Plan participants' contribution...........................     0.7       1.7
  Benefits paid.............................................   (13.6)    (15.6)
  Currency translation adjustment...........................    (1.2)      0.2
                                                              ------    ------
Fair value of plan assets at end of year....................  $276.9    $251.9
                                                              ======    ======

                      FISHER SCIENTIFIC INTERNATIONAL INC.

     The funded status of the Company's pension and postretirement programs was as follows at December 31 (in millions):

                                                                                     OTHER
                                                                                 POSTRETIREMENT
                                                           PENSION BENEFITS         BENEFITS
                                                           -----------------    ----------------
                                                            1999       1998      1999      1998
                                                           -------    ------    ------    ------
Funded status............................................  $ 38.3     $18.7     $(26.9)   $(32.7)
Unrecognized net actuarial gain..........................   (31.0)     (7.3)     (30.2)    (25.9)
Unrecognized prior service costs.........................    (5.7)     (7.8)     (11.8)    (13.9)
Unrecognized net transition obligation...................    (0.8)     (1.8)        --        --
Adjustment required to recognize minimum liability.......    (2.7)     (3.8)        --        --
                                                           ------     -----     ------    ------
Accrued benefit cost.....................................  $ (1.9)    $(2.0)    $(68.9)   $(72.5)
                                                           ======     =====     ======    ======

     The net periodic pension costs and postretirement health care benefit obligation income includes the following components for the years ended December 31, (in millions):

                                                                                 OTHER
                                               PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                          --------------------------    -----------------------
                                           1999      1998      1997     1999     1998     1997
                                          ------    ------    ------    -----    -----    -----
COMPONENTS OF NET PERIODIC BENEFIT COST
  (INCOME)
Service cost............................  $  9.5    $  8.1    $  6.5    $ 0.4    $ 0.7    $ 0.8
Interest cost...........................    15.1      14.6      12.3      1.8      2.1      2.3
Expected return on plan assets..........   (21.2)    (20.3)    (16.2)      --       --       --
Amortization of unrecognized net
  (gain)/loss...........................     0.2        --       0.4     (2.1)    (2.3)    (2.0)
Amortization of unrecognized prior
  service cost..........................    (0.6)     (0.6)     (0.2)    (2.1)    (2.1)    (2.1)
Amortization of unrecognized net
  transition (asset)/obligation.........    (0.9)     (1.1)     (1.1)      --       --       --
Special termination benefit loss........      --       0.7        --       --       --       --
Settlement/Curtailment loss.............      --       1.3        --      0.1      0.2       --
                                          ------    ------    ------    -----    -----    -----
  Net periodic benefit cost (income)....  $  2.1    $  2.7    $  1.7    $(1.9)   $(1.4)   $(1.0)
                                          ======    ======    ======    =====    =====    =====

     In 1993, the Company amended certain of its existing postretirement health care programs creating an unrecognized prior service benefit. The unrecognized prior service benefit is being amortized over approximately 13 years, providing a $2.1 million credit to postretirement costs in 1999, 1998 and 1997.

     The development of the net periodic pension cost and the projected benefit obligation was based upon the following assumptions:

                                                         1999    1998    1997
                                                         ----    ----    ----
Discount rate..........................................  7.50%   6.75%   7.25%
Average rate of increase in employee compensation......  4.00%   4.00%   4.50%
Expected long-term rate of return on assets............  9.75%   9.75%   9.75%

     The date used to measure plan assets and liabilities was October 31 in each year. Plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

     The Company also maintains a defined contribution savings and profit sharing plan (the "Plan"). The Plan allows eligible employees to participate after six months and 500 hours of service. Participants may elect

                      FISHER SCIENTIFIC INTERNATIONAL INC.

to contribute between 1% and 15% of their annual compensation as defined in the Plan. The Company is obligated to contribute an amount equal to 25% of each employee's basic contribution, as defined, and may, at the discretion of the Company, contribute additional amounts. Through June 30, 1997, certain employees participated in a Company sponsored retirement account in lieu of a defined benefit pension plan. Generally, the Company made a contribution equal to a certain percentage of a participating employee's annual salary into the defined contribution plan. Effective July 1, 1997, the Company amended the Plan for consistency among all Fisher employees. As a result, future contributions to the retirement account were eliminated and the assets were merged into the Plan. For the years ended December 31, 1999, 1998 and 1997 the Company's contributions to the Plan were $4.2 million, $2.5 million and $3.2 million, respectively.

     The weighted average discount rate used in determining the accumulated postretirement health care benefit obligation was 7.5% for December 31, 1999, 6.75% for December 31, 1998, and 7.25% for December 31, 1997. A 7.75% annual rate of increase in per capita cost of covered health care benefits was assumed for 1999 which gradually decreases to an average ultimate rate of 7.25%. Because of limitations on the Company's contributions under the amended health care program, changes in the health care trend rate assumption do not have a significant effect on the amounts reported. To illustrate, a change in the assumed health care cost trend rate by 1 percentage point effective January 1999 would change the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $0.8 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1999 by approximately $0.1 million.

NOTE 18 -- STOCK AND OTHER PLANS

  Stock Plans

     During 1998, the Company's Board of Directors approved the 1998 Equity and Incentive Plan ("1998 Plan"). Under the 1998 Plan, the Company may grant up to an aggregate of 10,000,000 shares of stock. Awards under the 1998 Plan may be made in the form of options (whether incentive or otherwise), stock appreciation rights, restricted stock, dividend equivalents and other stock-based awards. At December 31, 1999 the company had outstanding: (i) options to purchase 4,044,385 shares of Common Stock having a ten year term and vesting over a five year period in equal installments ("Management Options"); (ii) options to purchase 2,147,500 shares of Common Stock having a ten year term and vesting in one installment nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets and other factors ("Performance Options"); and (iii) options to purchase 758,333 shares of Common Stock having a ten year term and vesting five to nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or unless "put" to the Company by the executive or "called" by the Company in accordance with the terms of the respective grant agreements ("Executive Performance Options"). The total "put" and/or "call" rights are limited to $14.5 million plus interest. The Management Options have generally been granted at 100% of fair market value on the date of grant. The Performance Options have been granted at the higher of fair market value on the date of grant or $19.30 per share. The exercise price of all options outstanding on April 15, 1999 was reduced by $0.15 per share as a result of the spinoff of ProcureNet (see Note 5 to Financial Statements).

     Prior to the 1998 Plan, Fisher had three stock option plans. Under these plans, the Company granted options of 21,982,000 through January 21, 1998 at which point all outstanding options vested, pursuant to the Merger Agreement. Outstanding options under these stock plans were granted at 100% of market value on the date of grant.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

     A summary of the status of the Company's stock option plans at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the following table:

                                           1999                  1998                   1997
                                    ------------------    -------------------    ------------------
                                              WEIGHTED               WEIGHTED              WEIGHTED
                                              AVERAGE                AVERAGE               AVERAGE
                                    SHARES    EXERCISE    SHARES     EXERCISE    SHARES    EXERCISE
                                    (000)      PRICE       (000)      PRICE      (000)      PRICE
                                    ------    --------    -------    --------    ------    --------
Outstanding at beginning of
  year............................  7,269      $14.47      17,570     $ 6.45     18,150     $6.29
Granted...........................    523       19.03       7,544      14.48      2,370      7.80
Exercised.........................    (23)       9.64          --         --     (1,145)     5.80
Canceled/Expired/Forfeited........   (819)      19.61     (17,845)      6.57     (1,805)     8.99
                                    -----                 -------                ------
Outstanding at end of year........  6,950      $14.07       7,269     $14.47     17,570     $6.45
                                    =====                 =======                ======
Exercisable at end of year........  1,103      $ 9.68          --     $   --      9,175     $5.98
Weighted average fair value of
  options granted.................             $ 5.04                 $ 3.95                $2.30

     The following table summarizes information about stock options outstanding at December 31, 1999.

                          OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
  -------------------------------------------------------------------    -----------------------------
                      NUMBER       WEIGHTED AVERAGE       WEIGHTED         NUMBER          WEIGHTED
     RANGE OF       OUTSTANDING       REMAINING           AVERAGE        EXERCISABLE       AVERAGE
  EXERCISE PRICE       (000)       CONTRACTUAL LIFE    EXERCISE PRICE       (000)       EXERCISE PRICE
  --------------    -----------    ----------------    --------------    -----------    --------------
  $7.00 -- $11.00      3,777             8.0               $ 9.50           1,053           $ 9.50
  11.01 --  15.00        204             8.4                12.56              44            12.55
  15.01 --  18.00        235             8.6                17.43               1            17.54
  18.01 --  22.00      2,414             8.1                19.17               5            19.79
  22.01 --  26.00         62             9.8                24.52              --               --
  26.01 --  30.00        258             8.1                28.80              --               --
                       -----                                                -----
                       6,950                                                1,103
                       =====                                                =====

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

                      FISHER SCIENTIFIC INTERNATIONAL INC.

  SFAS 123 Pro Forma Disclosures

     Had compensation cost for options granted subsequent to January 1, 1995 been based upon fair value determined under SFAS No. 123, the Company's 1999, 1998 and 1997 net income (loss) would have been $20.3 million, ($51.2) million, and ($35.9) million, respectively, with basic earnings (loss) per share of $0.51, ($1.28), and ($0.35), and diluted earnings (loss) per share of $0.47, ($1.28), and ($0.35). The fair value of each option grant is estimated on the date of grant using a binomial option pricing model with the following weighted average assumptions used for grants in 1999 and 1998: risk-free interest rates of approximately 6.6% and 5.2%, respectively, annual dividend of $0; expected lives of 5 years and expected volatility of 48% and 50.0%, respectively. In order to reflect the restrictive nature of the stock underlying the options granted, discount factors of 33% and 25%, depending upon the specific type of option, were applied in determining fair value.

     Prior to 1998, the Company had three stock option plans, the 1991 Stock Plan as amended (the "1991 Plan"), the 1995 Operating Unit Stock Plan ("OUSP") and the 1997 Equity-Based Incentive Plan (the "1997 Plan"). Pursuant to the Merger Agreement, the vesting of all options outstanding accelerated on the date of the Transaction, and were replaced by the 1998 Equity Incentive Plan. The following weighted average assumptions were used for grants in 1997: risk-free interest rates of approximately 6.5% for the 1991 Plan options and 6.3% for the OUSP Plan; an annual dividend of $0.8 per share; expected lives of 7 years for the 1991 Plan options and 3 years for the OUSP options and expected volatility of 30%. The effects of applying SFAS No. 123 on disclosures of net income (loss) for 1999, 1998 and 1997 are not likely to be representative of the effects on net income in future years.

NOTE 19 -- RESTRUCTURING AND OTHER CHARGES

     In the fourth quarter of 1999, the Company recorded a $1.5 million net restructuring credit, which consisted of $2.1 million of restructuring charges related to its long-term restructuring plan and a $3.6 million reversal of prior period restructuring charges due to revised estimates. The current year restructuring charge to consolidate and downsize the Company's German operations, which are included in the international distribution segment, results from a plan that was adopted in December 1999. The charge relates to severance and related costs for the termination of approximately 22 warehouse, customer service, and sales employees. The severance and related costs are expected to be substantially expended by the end of 2000. As a result of this action, the Company expects a reduction in annual pretax operating expenses of $1.6 million. The $3.6 million reversal of prior period restructuring charges is comprised of (i) $3.0 million of severance due to organizational changes and voluntary separations that occurred during 1999 which were not anticipated in prior periods and (ii) $0.6 million due to revised estimates for the closing of logistics centers in the United States. As part of the Company's long-term warehouse consolidation strategy, additional warehouses may be closed in future years. Charges for any additional warehouse closures will be recorded in future years when known.

     In the fourth quarter of 1998, the Company recorded $23.6 million of restructuring and other charges, which included $26.5 million of charges related to its long-term restructuring plan and $2.9 million of reversals for adjustments to prior period restructuring charges due to revised estimates. In 1998, restructuring and other charges included international asset impairment charges attributable to the economic slow-down in the Far East, write-offs of information systems due to a change in management's global information system strategy, and employee separation and other exit costs due to a restructuring in the U.S. and Europe of the Company's management team and selected components of its sales force. These charges consisted of $13.6 million related to noncash asset impairments, $12.0 million of accruals for employee separation arrangements and $0.9 million of exit costs.

     Asset impairment charges in 1998 included $0.9 million of goodwill and other intangibles and $12.7 million of property, plant and equipment. The property, plant and equipment impairment charge

                      FISHER SCIENTIFIC INTERNATIONAL INC.

included $5.6 million related to land in the Far East which the Company no longer planned to develop and warehouses in the same region that were impaired due to reduced volume and projected operating losses. The impairment amounts were based on independent appraisals. The remainder of the property, plant and equipment impairment charge is primarily attributable to global information system software that the Company no longer uses due to a change in system strategy. The charge for employee separation arrangements related to the termination and other severance costs associated with approximately 139 salaried and hourly employees, essentially all of whom were terminated as of December 31, 1999. The other exit costs primarily related to the European restructuring. The 1998 restructuring plan was substantially completed during 1999. The remaining accruals, which primarily relate to long-term severance arrangements, are expected to be substantially expended by the end of 2001.

     During the fourth quarter of 1997, in conjunction with the annual business planning process, the Company evaluated its business strategy for both its domestic and international operations and, as a result, recorded restructuring and other charges of $51.8 million related to its long-term restructuring plan. The charges included costs associated with the closure of logistics and customer-service centers and related asset write-offs in the United States and internationally, the impairment of goodwill and property, plant and equipment related to certain international operations and the impairment of system-related assets. The restructuring and other charges consist of $38.3 million related to noncash asset impairments, $9.1 million of accruals for employee separation arrangements and $4.4 million of exit costs.

     Asset impairment charges in 1997 include $31.5 million of goodwill and $1.3 million of property, plant and equipment related to the Company's international operations. The remaining amounts relate to facilities to be closed under the United States restructuring plan and to system-related assets. The original charge for employee separation arrangements relates to the termination and other severance costs associated with approximately 520 salaried and hourly employees. At December 31, 1999, all employees to be severed under this plan, as revised, have been terminated. The exit costs consist principally of future rent, net of estimated sublease rentals, and other costs related to leased facilities which as a result of the 1997 restructuring plan, will be closed and exited prior to the contractual termination date of the leases. The 1997 restructuring plan was substantially completed during 1999. The remaining accruals, which primarily relate to long-term lease obligations, are expected to be substantially expended by the end of 2001.

     In the third quarter of 1995, the Company adopted a restructuring plan aimed at improving the efficiency and reducing the costs of its global logistics, customer service and administrative functions. As a result, the Company recorded a restructuring charge of $34.3 million. The 1995 restructuring plan, which anticipated the integration of the former Fisons businesses, including CMS, with the Company, included the elimination and in some cases relocation of certain administrative functions, reorganization of the research sales force and the consolidation and relocation of certain logistics and customer service systems and locations throughout the world. The restructuring charge consisted of $18.2 million related to noncash asset impairments, $12.0 million of employee separation arrangements and $4.1 million of exit costs. The 1995 restructuring plan was substantially completed during 1999. The remaining accruals, which primarily relate to long-term lease obligations, are expected to be substantially expended by the end of 2001.

     Asset impairment charges in 1995 were recorded primarily for certain owned facilities that were closed and sold in 1996. The net book value of each facility was adjusted to its estimated fair market value less costs to sell. The charge for employee separation arrangements relates to the termination and other severance costs associated with the approximately 300 salaried and hourly employees severed as a result of the 1995 restructuring plan, all of which were terminated prior to December 31, 1997. The exit costs relate primarily to future rent, net of estimated sublease rentals, and other costs related to leased facilities that as a result of the 1995 restructuring plan will be closed and exited prior to the contractual termination date of the leases.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

     The following table summarizes the recorded accruals and impairments related to the Company's restructuring plan (in millions):

                                                                              EMPLOYEE
                                                                             SEPARATIONS
                                                                 ASSET        AND OTHER
                                                              IMPAIRMENTS    EXIT COSTS     TOTAL
                                                              -----------    -----------    ------
1995 PLAN
Restructuring and other charges.............................    $ 18.2          $16.1       $ 34.3
Cash payments...............................................        --           (1.8)        (1.8)
Noncash items...............................................     (18.2)          (0.3)       (18.5)
                                                                ------          -----       ------
Balance at December 31, 1995................................        --           14.0         14.0
Adjustments.................................................       0.8           (0.8)          --
Cash payments...............................................        --           (6.5)        (6.5)
Noncash items...............................................      (0.8)            --         (0.8)
                                                                ------          -----       ------
Balance at December 31, 1996................................        --            6.7          6.7
Cash payments...............................................        --           (1.9)        (1.9)
                                                                ------          -----       ------
Balance at December 31, 1997................................        --            4.8          4.8
Cash payments...............................................        --           (1.4)        (1.4)
Change in estimates.........................................        --           (1.5)        (1.5)
                                                                ------          -----       ------
Balance at December 31, 1998................................        --            1.9          1.9
Cash payments...............................................        --           (0.5)        (0.5)
Change in estimates.........................................        --           (0.2)        (0.2)
                                                                ------          -----       ------
Balance at December 31, 1999................................    $   --          $ 1.2       $  1.2
                                                                ======          =====       ======
1997 PLAN
Restructuring and other charges.............................    $ 38.3          $13.5       $ 51.8
Cash payments...............................................        --           (0.2)        (0.2)
Noncash items...............................................     (38.3)            --        (38.3)
                                                                ------          -----       ------
Balance at December 31, 1997................................        --           13.3         13.3
Cash payments...............................................        --           (4.6)        (4.6)
Change in estimates.........................................        --           (0.7)        (0.7)
                                                                ------          -----       ------
Balance at December 31, 1998................................        --            8.0          8.0
Cash payments...............................................        --           (5.1)        (5.1)
Change in estimates.........................................        --           (0.2)        (0.2)
                                                                ------          -----       ------
Balance at December 31, 1999................................    $   --          $ 2.7       $  2.7
                                                                ======          =====       ======
1998 PLAN
Restructuring and other charges.............................    $ 13.6          $12.9       $ 26.5
Noncash items...............................................     (13.6)            --        (13.6)
                                                                ------          -----       ------
Balance at December 31, 1998................................        --           12.9         12.9
Cash payments...............................................        --           (5.7)        (5.7)
Change in estimates.........................................        --           (3.2)        (3.2)
                                                                ------          -----       ------
Balance at December 31, 1999................................    $   --          $ 4.0       $  4.0
                                                                ======          =====       ======
1999 PLAN
Restructuring charge........................................    $   --          $ 2.1       $  2.1
                                                                ------          -----       ------
Balance at December 31, 1999................................    $   --          $ 2.1       $  2.1
                                                                ======          =====       ======

                      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTE 20 -- SEGMENT AND GEOGRAPHICAL FINANCIAL INFORMATION

     Selected business segment financial information for the years ended December 31, 1999, 1998 and 1997 is shown below (in millions):

                                                     SALES                   INCOME (LOSS) FROM OPERATIONS
                                        --------------------------------    -------------------------------
                                          1999        1998        1997        1999        1998       1997
                                        --------    --------    --------    --------    --------    -------
Domestic distribution.................  $1,956.6    $1,830.8    $1,740.7     $123.5      $113.2      $85.3
International distribution............     474.7       417.3       403.8        7.8        (1.5)     (12.5)
Laboratory workstations...............     175.9       145.6       122.4       24.7        21.0       16.1
Technology............................        --          --        41.0      (11.3)      (15.1)     (14.3)
                                        --------    --------    --------     ------      ------      -----
  Segment sub-total...................   2,607.2     2,393.7     2,307.9      144.7       117.6       74.6
Transaction-related costs.............        --          --          --         --       (71.0)        --
Restructuring and other charges.......        --          --          --        1.5       (23.6)     (51.8)
Eliminations..........................    (137.5)     (141.4)     (132.6)       0.6        (0.2)      (1.7)
                                        --------    --------    --------     ------      ------      -----
         Total........................  $2,469.7    $2,252.3    $2,175.3     $146.8      $ 22.8      $21.1
                                        ========    ========    ========     ======      ======      =====

     Income (loss) from operations is revenue less related direct and allocated expenses. Intercompany sales and transfers between segments were not material for 1999, 1998 or 1997. External customer sales of the domestic distribution segment were $1,826.4, $1,697.7 and $1,617.3 for 1999, 1998 and 1997,
respectively.

     The domestic and international distribution segments accounted for ($2.8) million and $1.3 million, respectively, of the 1999 restructuring credit and $15.3 million and $8.3 million, respectively, of the 1998 restructuring charge. The 1997 charge consisted of $7.7 million, $41.8 million, $1.0 million and $1.3 million at the domestic distribution, international distribution, laboratory workstations and technology segments, respectively. See Note 19.

                                                                                                 DEPRECIATION AND
                                                  ASSETS               CAPITAL EXPENDITURES        AMORTIZATION
                                      ------------------------------   ---------------------   ---------------------
                                        1999       1998       1997     1999    1998    1997    1999    1998    1997
                                      --------   --------   --------   -----   -----   -----   -----   -----   -----
Domestic distribution...............  $  808.4   $  699.9   $  763.3   $22.9   $47.3   $41.8   $36.6   $33.1   $26.9
International distribution..........     435.4      486.6      277.6    12.8    14.4    14.0    16.9    13.0    12.6
Laboratory workstations.............     158.8      156.4      110.7     5.0     3.8     2.0     8.9     6.9     6.2
Technology..........................        --       14.7       24.9     0.4     1.7     1.4      --      --     1.3
                                      --------   --------   --------   -----   -----   -----   -----   -----   -----
         Total......................  $1,402.6   $1,357.6   $1,176.5   $41.1   $67.2   $59.2   $62.4   $53.0   $47.0
                                      ========   ========   ========   =====   =====   =====   =====   =====   =====

     The Company operates or sells to customers in more than 145 countries outside the United States. Sales outside the United States comprised 21%, 20% and 20% of consolidated sales in 1999, 1998, and 1997, respectively. No single foreign country accounted for more than 10% of consolidated sales during the past three years.

                                                             LONG-LIVED ASSETS
                                                             ------------------
                                                              1999       1998
                                                             -------    -------
LONG-LIVED ASSETS BY GEOGRAPHIC AREA:
Domestic...................................................  $192.3     $184.2
International..............................................    55.2       61.8
                                                             ------     ------
          Total............................................  $247.5     $246.0
                                                             ======     ======

     Fisher's product portfolio is comprised of consumable products, such as laboratory supplies and specialty chemicals, and durables. Approximately 80% of 1999, 1998 and 1997 sales were of consumable products and 20% of 1999, 1998 and 1997 sales were of durable products.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTE 21 -- RELATED PARTIES

     The Company paid a one-time transaction fee in 1998 aggregating $20 million and will pay an aggregate annual management fee of $1 million to certain affiliates of THL. In exchange for the transaction fee, THL and its affiliates provided equity commitments for the Transaction, arranged additional equity financing, arranged the Transaction debt financing and structured and negotiated the Transaction. In return for the annual management fee, THL, and certain of its affiliates, provide consulting and management advisory services. Additionally, in connection with the Transaction and the related debt financings, the Company paid its other equity investors (excluding management) one-time fees aggregating approximately $35 million in 1998.

     One of the Company's equity investors is a financial institution that provides financing to the Company at terms that are considered to be at arm's-length.

NOTE 22 -- SUBSEQUENT EVENT

     In January 2000 the Company acquired a manufacturing facility, which will be incorporated into the Company's domestic distribution segment, for approximately $21 million in cash.

NOTE 23 -- UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following is a summary of quarterly financial information for 1999 and 1998 (in millions, except per share amounts):

                                                                     1999
                                               ------------------------------------------------
                                               FIRST     SECOND    THIRD     FOURTH      YEAR
                                               ------    ------    ------    ------    --------
Sales........................................  $600.9    $615.5    $631.6    $621.7    $2,469.7
Gross profit.................................   173.5     175.5     178.6     170.7       698.3
Net income(a)................................     3.5       5.6       8.4       5.9        23.4
Earnings per common share:
  Basic......................................  $ 0.09    $ 0.14    $ 0.21    $ 0.15    $   0.59
  Diluted....................................    0.08      0.13      0.20      0.13        0.55

                                                                     1998
                                               ------------------------------------------------
                                               FIRST     SECOND    THIRD     FOURTH      YEAR
                                               ------    ------    ------    ------    --------
Sales........................................  $549.1    $549.1    $576.4    $577.7    $2,252.3
Gross profit.................................   151.1     153.7     164.3     167.2       636.3
Net income (loss)(b).........................   (41.9)      2.4       6.7     (16.7)      (49.5)
Earnings (loss) per common share:
  Basic......................................  $(1.05)   $ 0.06    $ 0.17    $(0.42)   $  (1.24)
  Diluted....................................   (1.05)     0.06      0.16     (0.42)      (1.24)

---------------
NOTE: Amounts may not add due to rounding.

(a) During the fourth quarter of 1999, Fisher recorded a $1.5 million ($0.9 million, net of tax) restructuring credit which consisted of current year restructuring charges offset by reversals of prior years restructuring charges. See Note 19.

(b) During the fourth quarter of 1998, Fisher recorded $23.6 million ($17.0 million, net of tax) of restructuring and other charges. See Note 19.

                                    PART III

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors. The information appearing in Fisher's Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 2000 (the "Proxy Statement") under the caption "Nomination and Election of Directors," is incorporated herein by reference.

     Executive Officers. Information in answer to this Item appears under the caption "Executive Officers of Fisher" in Item 1 of this Annual Report.

     Compliance with Section 16(a) of the Exchange Act. The information appearing in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," is incorporated herein by reference.

ITEM 11. -- EXECUTIVE COMPENSATION

     The information appearing in the Proxy Statement under the caption "Compensation of Directors and Executive Officers," is incorporated herein by reference.

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing in the Proxy Statement under the caption "Certain Transactions and Other Matters," is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS. The Index to Financial Statements of the Company appears at page 22 of this Annual Report.

     (2) SCHEDULES. Financial statement schedules are listed under Item 14(d) in this Annual Report.

     (3) EXHIBITS. Exhibits 10.1 through 10.15 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

   EXHIBIT
    NUMBER                              DESCRIPTION
   -------                              -----------
  2.1     --    Second Amended and Restated Agreement and Plan of Merger, as
                amended, dated as of November 14, 1997 by and between the
                Company and FSI Merger Corp. (1)
  2.2     --    Stock Purchase Agreement, dated November 9, 1998, among
                Fisher Scientific International Inc., Fisher Scientific
                Holdings France S.A., as Buyer, and Capiac, Sapaca 97,
                Sapcar 97, Sappi 97, Sappef 97, Pierre Block, Anne-Catherine
                Block-Derriey, Pierre-Francois Block, Caroline Block and
                Marthe Block, as Sellers.(2)
  2.3     --    Distribution Agreement, dated March 29, 1999, among Fisher
                Scientific International Inc. and ProcureNet Inc.(13)
  3.1     --    Amended and Restated Certificate of Incorporation of the
                Company, as amended
  3.2     --    Certificate of Designation of Series A Junior Participating
                Preferred Stock of the Company, dated June 9, 1997 (1)
  3.3     --    Certificate of Designation of Non-Voting Stock of the
                Company
  3.4     --    Certificate of Designation of Series B Non-Voting Common
                Stock
  3.5     --    Bylaws of the Company(3)
  4.1     --    Specimen Certificate of Common Stock, $.01 par value per
                share, of the Company
  4.2     --    Certificate of Designation of Series A Junior Participating
                Preferred Stock, dated June 9, 1997 (see Exhibit 3.2)
  4.3     --    Certificate of Designation of Non-Voting Stock (see Exhibit
                3.3)
  4.4     --    Certificate of Designation of Series B Non-Voting Common
                Stock (See Exhibit 3.4)
  4.5     --    Rights Agreement dated as of June 9, 1997, between the
                Company and ChaseMellon Shareholder Services L.L.C., as
                Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common
                Stock as Exhibit B(4)
  4.6     --    First Amendment to Rights Agreement dated as of August 7,
                1997 between the Company and ChaseMellon Shareholder
                Services L.L.C.(5)
  4.7     --    Senior Debt Securities Indenture dated as of December 18,
                1995 between the Company and Mellon Bank, N.A., as
                Trustee(6)
  4.8     --    Indenture dated as of January 21, 1998 between Fisher and
                State Street Bank and Trust Company, as Trustee, relating to the 9% Senior Subordinated Notes due 2008(7)
  4.9     --    Registration Rights Agreement dated as of January 21, 1998 among Fisher and Merrill Lynch, Pierce, Fenner and Smith
                Incorporated, Chase Securities Inc. and Donaldson, Lufkin
                and Jenrette Securities Corporation(8)
 10.1     --    Amended and Restated Employment Agreement dated as of
                January 21, 1998 between the Company and Paul M. Montrone(9)
 10.2     --    Amended and Restated Employment Agreement dated as of
                January 21, 1998 between the Company and Paul M. Meister(9)

                Employment Agreement dated as of March 31, 1998 between the Company and David Della
--.3            Penta (10)
 10.4     --    Credit Agreement among Fisher, Certain Subsidiaries of Fisher, Various Lending
                Institutions, The Chase Manhattan Bank, as Administrative Agent, The Chase
                Manhattan Bank of Canada, as Administrative Agent, Chase Manhattan International
                Limited, as U.K. Administrative Agent, Merrill Lynch Capital Corporation, as
                Syndication Agent, and DLJ Capital Funding, Inc., as Documentation Agent, dated as of January 21, 1998 (the "Credit Agreement")(7)

--.5            First Amendment and Waiver to the Credit Agreement dated as of November 13, 1998
 10.6     --    Second Amendment and Waiver to the Credit Agreement dated as of December 31,
                1998
 10.7     --    Fisher Scientific International Inc. Retirement Plan(3)
 10.8     --    Fisher Scientific International Inc. Savings and Profit Sharing Plan(3)
 10.9     --    Fisher Scientific International Inc. Incentive Compensation Plan(12)
 10.10    --    Restricted Unit Plan for Non-Employee Directors of Fisher Scientific
                International Inc.(3)
 10.11    --    Fisher Scientific International Inc. Deferred Compensation Plan for Non-Employee
                Directors(3)
 10.12    --    Retirement Plan for Non-Employee Directors of Fisher Scientific International
                Inc.(3)
 10.13    --    Fisher Scientific International Inc. Long-Term Incentive Plan(3)
 10.14    --    Fisher Scientific International Inc. 1998 Equity and Incentive Plan(11)
 10.15    --    Amended and Restated Investors' Agreement dated as of March 29, 1999 among
                Fisher Scientific International Inc., Thomas H. Lee Equity Fund III, L.P.
                THL-CCI Limited Partnership, THL Foreign Fund III, L.P., THL FSI Equity
                Investors, L.P., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking
                Partners II - A, L.P., DLJ Offshore Partners, II, C.V., DLJ Diversified
                Partners, L.P., DLJ Diversified Partners - A, L.P., DLJ Millennium Partners,
                L.P., DLJ Millennium Partners - A, L.P., DLJMB Funding II, Inc., UK Investment
                Plan 1997 Partners, DLJ EAB Partners, L.P., DLJ ESC II, L.P., DLJ First ESC,
                L.P., Chase Equity Associates, L.P., Merrill Lynch Kecalp L.P. 1997, Kecalp
                Inc., ML IBK Positions, Inc. and certain other persons named herein(14)
 21.1     --    List of Subsidiaries of the Company*
 23.1     --    Consent of DELOITTE & TOUCHE LLP*
 27.1     --    Financial Data Schedule-Fiscal Year Ended 1999*

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

(13) Included as an exhibit to the Company's Current Report on Form 8-K Registration No. 001-10920 dated April 15, 1999 filed with the Securities and Exchange Commission on April 30, 1999.

(14) Included as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 and incorporated herein by reference.

(b) Reports on Form 8-K: The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.

     (c) EXHIBITS.  The following exhibits are filed with this annual report:

     21.1 -- List of Subsidiaries of the Company.
     23.1 -- Consent of DELOITTE & TOUCHE LLP.
     27.1 -- Financial Data Schedule.

     (d) FINANCIAL STATEMENT SCHEDULES.

                                  SCHEDULE II

Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31, 1999 (in millions):

                                        BALANCE AT    CHARGED TO    CHARGED TO    DEDUCTION      BALANCE
                                        BEGINNING     COSTS AND       OTHER          AND        AT END OF
                                        OF PERIOD      EXPENSES      ACCOUNTS     WRITE-OFFS     PERIOD
                                        ----------    ----------    ----------    ----------    ---------
Allowance for doubtful accounts
  December 31, 1997...................    $20.8          $5.5          $1.1         $(3.6)        $23.8
  December 31, 1998...................     23.8           7.7            --          (3.7)         27.8
  December 31, 1999...................     27.8           6.4           4.0          (3.3)         34.9

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

Date: March 23, 2000

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

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
            /s/ PAUL M. MONTRONE               Chief Executive Officer and Director    March 23, 2000
---------------------------------------------  (Principal Executive Officer)
              PAUL M. MONTRONE

             /s/ PAUL M. MEISTER               Executive Vice President, Chief         March 23, 2000
---------------------------------------------  Financial Officer and Director
               PAUL M. MEISTER                 Principal Financial and Accounting
                                               Officer)

         /s/ MITCHELL J. BLUTT, M.D.           Director                                March 23, 2000
---------------------------------------------
           MITCHELL J. BLUTT, M.D.

              /s/ ROBERT A. DAY                Director                                March 23, 2000
---------------------------------------------
                ROBERT A. DAY

            /s/ ANTHONY J. DINOVI              Director                                March 23, 2000
---------------------------------------------
              ANTHONY J. DINOVI

           /s/ MICHAEL D. DINGMAN              Director                                March 23, 2000
---------------------------------------------
             MICHAEL D. DINGMAN

            /s/ DAVID V. HARKINS               Director                                March 23, 2000
---------------------------------------------
              DAVID V. HARKINS

            /s/ SCOTT M. SPERLING              Director                                March 23, 2000
---------------------------------------------
              SCOTT M. SPERLING

             /s/ KENT R. WELDON                Director                                March 23, 2000
---------------------------------------------
               KENT R. WELDON