Form 10-Q
period 2000-03-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2000-05-15
CIK 880430

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     The number of shares of Common Stock outstanding at May 1, 2000 was 40,094,979.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I -- FINANCIAL INFORMATION:
Item 1 -- Financial Statements:
  Introduction to the Financial Statements..................      2
  Statement of Operations -- Three Months Ended March 31,
     2000 and 1999..........................................      3
  Balance Sheet -- March 31, 2000 and December 31, 1999.....      4
  Statement of Cash Flows -- Three Months Ended March 31,
     2000 and 1999..........................................      5
  Notes to Financial Statements.............................      6
Item 2 -- Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................      8
Item 3 -- Quantitative and Qualitative Disclosures About
  Market Risk...............................................     10
PART II -- OTHER INFORMATION:
Item 6 -- Exhibits and Reports on Form 8-K..................     11
SIGNATURE...................................................     12
EXHIBIT INDEX...............................................     13

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                    INTRODUCTION TO THE FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by Fisher Scientific International Inc. ("Fisher" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1999 balance sheet is the balance sheet included in the audited financial statements as shown in the Company's 1999 Annual Report on Form 10-K. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                            STATEMENT OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Sales.......................................................  $641.9     $600.9
Cost of sales...............................................   459.9      427.4
Selling, general and administrative expense.................   142.6      133.2
Loss from operations to be disposed of......................      --        8.7
                                                              ------     ------
Income from operations......................................    39.4       31.6
Interest expense............................................    25.7       26.8
Other income, net...........................................     1.7        2.6
                                                              ------     ------
Income before income taxes..................................    15.4        7.4
Income tax provision........................................     6.9        3.9
                                                              ------     ------
Net income..................................................  $  8.5     $  3.5
                                                              ======     ======
Earnings per common share:
  Basic.....................................................  $ 0.21     $ 0.09
                                                              ======     ======
  Diluted...................................................  $ 0.19     $ 0.08
                                                              ======     ======

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                 BALANCE SHEET
                                 (IN MILLIONS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $   55.2       $   50.3
  Receivables, net..........................................       276.8          286.1
  Inventories...............................................       241.7          223.3
  Other current assets......................................        65.9           75.1
                                                                --------       --------
     Total current assets...................................       639.6          634.8
Property, plant and equipment, net..........................       252.0          247.5
Goodwill....................................................       347.3          356.2
Other assets................................................       164.8          164.1
                                                                --------       --------
     Total assets...........................................    $1,403.7       $1,402.6
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Short-term debt...........................................    $   42.0       $   41.7
  Accounts payable..........................................       312.4          307.6
  Accrued and other current liabilities.....................       160.0          170.2
                                                                --------       --------
     Total current liabilities..............................       514.4          519.5
Long-term debt..............................................     1,015.6        1,011.1
Other liabilities...........................................       203.4          202.6
                                                                --------       --------
     Total liabilities......................................     1,733.4        1,733.2
                                                                --------       --------
Commitments and contingencies...............................          --             --
Stockholders' deficit:
  Preferred stock...........................................          --             --
  Common stock..............................................         0.4            0.4
  Capital in excess of par value............................       316.9          315.8
  Accumulated deficit.......................................      (586.1)        (594.6)
  Accumulated other comprehensive loss......................       (60.6)         (51.6)
  Treasury stock............................................        (0.3)          (0.6)
                                                                --------       --------
     Total stockholders' deficit............................      (329.7)        (330.6)
                                                                --------       --------
     Total liabilities and stockholders' deficit............    $1,403.7       $1,402.6
                                                                ========       ========

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                            STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Cash flows from operating activities:
  Net income................................................  $  8.5     $  3.5
  Adjustments to reconcile net income to cash used in
     operating activities:
     Depreciation and amortization..........................    15.9       15.3
     (Gain) loss on sale of property, plant and equipment
      and write-off of assets...............................     0.2       (2.0)
     Deferred income taxes..................................     0.6       (1.0)
     Changes in working capital:
       Receivables, net.....................................   (23.5)     (16.0)
       Inventories..........................................   (10.2)     (10.4)
       Payables, accrued and other current liabilities......    (2.7)     (26.3)
       Other working capital changes........................     9.1       (2.2)
     Net cash flow from operations to be disposed of........      --        2.8
     Other assets and liabilities...........................    (4.2)      (3.9)
                                                              ------     ------
       Cash used in operating activities....................    (6.3)     (40.2)
                                                              ------     ------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (20.5)     (41.9)
  Capital expenditures......................................    (4.7)      (9.0)
  Proceeds from sale of property, plant and equipment.......     0.2        3.7
                                                              ------     ------
       Cash used in investing activities....................   (25.0)     (47.2)
                                                              ------     ------
Cash flows from financing activities:
  Proceeds from common stock options........................     0.2         --
  Proceeds from accounts receivable securitization, net.....    31.1       49.5
  Proceeds from long-term debt..............................     7.1        5.8
  Payments of long-term debt................................    (0.7)      (1.5)
  Changes in short-term debt, net...........................    (0.7)       2.9
                                                              ------     ------
       Cash provided by financing activities................    37.0       56.7
                                                              ------     ------
Effect of exchange rate changes on cash.....................    (0.8)      (2.5)
                                                              ------     ------
Net change in cash and cash equivalents.....................     4.9      (33.2)
Cash and cash equivalents -- beginning of period............    50.3       65.6
                                                              ------     ------
Cash and cash equivalents -- end of period..................  $ 55.2     $ 32.4
                                                              ======     ======

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF BUSINESS AND RESULTS OF OPERATIONS

     Fisher Scientific International Inc. ("Fisher" or the "Company") was formed in September 1991. The Company's operations are conducted throughout North and South America, Europe, the Far East, the Middle East and Africa through one or more subsidiaries, joint ventures, agents and dealers. The Company is managed in three business segments: domestic distribution, international distribution, and laboratory workstations. The domestic and international distribution segments engage in the supply, marketing, service and manufacture of scientific, clinical, educational, and occupational health and safety products. The laboratory workstations segment manufactures and sells laboratory workstations, fume hoods, and computer (LAN) furniture.

     Certain prior year amounts have been reclassified to conform to their current presentation.

NOTE 2 -- ACCOUNTING PRONOUNCEMENT

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

NOTE 3 -- INVENTORIES

     The following is a summary of inventories by major category (in millions):

                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                       ---------    ------------
Raw material.........................................   $ 26.8         $ 21.8
Work in process......................................      6.9            2.7
Finished products....................................    208.0          198.8
                                                        ------         ------
Total................................................   $241.7         $223.3
                                                        ======         ======

NOTE 4 -- COMPREHENSIVE LOSS

     The following is a summary of comprehensive loss for the three months ended March 31, 2000 and 1999 (in millions). Comprehensive loss components included in stockholders' deficit include any changes in equity during a period that are not the result of transactions with the Company's stockholders.

                                                           THREE MONTHS ENDED
                                                         ----------------------
                                                         MARCH 31,    MARCH 31,
                                                           2000         1999
                                                         ---------    ---------
Net income.............................................    $ 8.5        $ 3.5
Foreign currency translation adjustment................     (9.0)        (6.3)
                                                           -----        -----
Comprehensive loss.....................................    $(0.5)       $(2.8)
                                                           =====        =====

                      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTE 5 -- EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 (in millions):

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              ------------
                                                              2000    1999
                                                              ----    ----
Weighted average shares of common stock outstanding used in
  the computation of basic earnings per share...............  40.1    40.0
Common stock equivalents(a).................................   4.6     2.9
                                                              ----    ----
Shares used in the computation of diluted earnings per
  share.....................................................  44.7    42.9
                                                              ====    ====

---------------
(a) The amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted earnings per share for the three months ended March 31, 1999 was 2.8 million. No options or warrants were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2000.

NOTE 6 -- RESTRUCTURING

     In the fourth quarter of 1999, the Company recorded a $1.5 million net restructuring credit, which consisted of $2.1 million of restructuring charges related to its long-term restructuring plan and a $3.6 million reversal of prior period restructuring charges due to revised estimates. The 1999 charge related to the consolidation of certain locations of the Company's German operations. The balance of the restructuring accrual at December 31, 1999 was $2.1 million. Spending against this accrual was $0.4 million during the three months ended March 31, 2000.

     At December 31, 1999, the Company also had $7.9 million of accruals remaining from restructuring charges recorded in years prior to 1999. These plans were substantially completed at December 31, 1999. The remaining accruals relate to long-term lease and severance obligations. Spending against these accruals was $1.5 million during the three months ended March 31, 2000.

NOTE 7 -- SEGMENT INFORMATION

     Selected business segment financial information for the three months ended March 31, 2000 and 1999 is shown below (in millions):

                                                                         INCOME FROM
                                                         SALES            OPERATIONS
                                                    ----------------    --------------
                                                     2000      1999     2000     1999
                                                    ------    ------    -----    -----
Domestic distribution.............................  $522.7    $474.8    $36.6    $32.6
International distribution........................   119.0     120.0      1.9      1.2
Laboratory workstations...........................    36.1      40.9      1.2      5.9
Technology........................................      --        --       --     (8.7)
Eliminations......................................   (35.9)    (34.8)    (0.3)     0.6
                                                    ------    ------    -----    -----
  Total...........................................  $641.9    $600.9    $39.4    $31.6
                                                    ======    ======    =====    =====

     Income from operations is revenue less related costs and direct and allocated expenses. Intercompany sales and transfers between segments were not material for the three months ended March 31, 2000 and 1999.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Cautionary Factors Regarding Forward-Looking Statements" contained in the Company's Form 10-K for the year ended December 31, 1999. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in the report might not occur.

RESULTS OF OPERATIONS

     The following table sets forth the Company's sales and income from operations by segment for the three months ended March 31, 2000 and 1999 (in millions):

                                                                         INCOME FROM
                                                         SALES            OPERATIONS
                                                    ----------------    --------------
                                                     2000      1999     2000     1999
                                                    ------    ------    -----    -----
Domestic distribution.............................  $522.7    $474.8    $36.6    $32.6
International distribution........................   119.0     120.0      1.9      1.2
Laboratory workstations...........................    36.1      40.9      1.2      5.9
Technology........................................      --        --       --     (8.7)
Eliminations......................................   (35.9)    (34.8)    (0.3)     0.6
                                                    ------    ------    -----    -----
  Total...........................................  $641.9    $600.9    $39.4    $31.6
                                                    ======    ======    =====    =====

  Sales

     Sales for the three months ended March 31, 2000 increased 6.8% to $641.9 million from $600.9 million for the comparable period in 1999. Sales growth in the domestic distribution segment was primarily due to internal sales growth. Sales decline in the international distribution segment was due to the strengthening of the U.S. dollar against the major European currencies. Sales decline in the laboratory workstations segment was due to a shift in product mix in its market. This shift in product mix may continue for the remainder of 2000.

  Gross Profit

     Fisher's gross profit for the three months ended March 31, 2000 increased 4.9% to $182.0 million from $173.5 million for the comparable period in 1999, primarily as a result of increased sales volume. Gross profit as a percent of sales decreased to 28.4% for the three months ended March 31, 2000 from 28.9% for the comparable period in 1999. The reduction in gross profit as a percent of sales is primarily the result of the change in the mix of products sold in the laboratory workstations market.

  Selling, General and Administrative Expense

     Selling, general and administrative expense for the three months ended March 31, 2000 increased 7.1% to $142.6 million from $133.2 million for the comparable period in 1999. The increase in selling, general and administrative expense in 2000 is primarily due to increased sales volume. Selling, general and administrative expense as a percentage of sales was 22.2% for both the three months ended March 31, 2000 and 1999.

     The international distribution segment continues to have significantly higher selling, general and administrative expenses as a percentage of sales as compared with those of Fisher's domestic distribution segment.

     On March 8, 2000, the Company announced that it had combined its e-commerce activities into a new subsidiary, Alchematrix. The Company anticipates an increase in operating expenses in 2000 associated with Alchematrix as the Company increases its investment in e-commerce technology, services, and sales and marketing.

  Loss From Operations to be Disposed of

     In December 1998 the Company's Board of Directors approved a plan to dispose of the Company's technology business segment. The disposition was completed through the distribution to the Company's stockholders of ProcureNet on April 15, 1999 and the sale of the UniKix Technology software business on July 22, 1999. The results of operations of this segment are reported separately in the statement of operations. Loss from operations to be disposed of includes a $5.2 million write-off of in-process research and development costs associated with an acquisition made during the first quarter of 1999.

  Income Tax Provision

     The income tax provision for the three months ended March 31, 2000 was $6.9 million compared with $3.9 million for the corresponding period in 1999. The effective income tax rate for the three months ended March 31, 2000 was 45% compared with 53% for the corresponding period in 1999. The decrease in the effective tax rate in 2000 is primarily due to a reduction in foreign losses for which no tax benefits were recorded in 1999 and a reduction in one-time permanent nondeductible items.

  Net Income

     Net income for the three months ended March 31, 2000 increased to $8.5 million from $3.5 million for the comparable period in 1999, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 2000, the Company's operations used $6.3 million of cash compared with $40.2 million of cash for the same period in 1999. This change in cash used by operating activities is primarily due to decreased income tax payments in 2000 combined with a $11 million customer advance received in conjunction with an acquisition during 2000 and to higher net income earned in 2000.

     During the three months ended March 31, 2000, the Company used $25.0 million of cash for investing activities compared with $47.2 million for the same period in 1999. The decrease in cash used for investing activities is primarily due to a decrease in acquisition spending. During 2000, the Company acquired a manufacturing facility for $20.5 million. During 1999, the Company completed two acquisitions and acquired the remaining shares of Bioblock Scientific S.A. for an aggregate net purchase price of $41.9 million. The acquisitions were funded with cash on hand and through the sale of receivables under a receivables securitization facility. The Company anticipates its 2000 annual capital expenditures will be at a similar level as 1999 capital expenditures.

     During the three months ended March 31, 2000, the Company's financing activities provided $37.0 million of cash compared with $56.7 million of cash for the same period in 1999. Financing activities in both periods primarily relate to the sale of receivables under a receivables securitization facility.

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

                          PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Exhibit 27 -- Financial Data Schedule

     (b) Reports on Form 8-K:

         The Company did not file any Current Reports on Form 8-K during the last quarter covered by this report.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                      /s/         PAUL M. MEISTER
                                      ------------------------------------------
                                                   Paul M. Meister
                                             Vice Chairman of the Board,
                                          Executive Vice President and Chief
                                                      Financial
                                                 Officer and Director

Date: May 15, 2000

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
    27        Financial Data Schedule