Form 10-Q
period 2000-06-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2000-08-14
CIK 880430

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     The number of shares of Common Stock outstanding at August 1, 2000 was 40,094,979.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                                     INDEX

                                                              PAGE NO.
                                                              --------

PART I -- FINANCIAL INFORMATION:

Item 1 -- Financial Statements:
  Introduction to the Financial Statements..................      2
  Statement of Operations -- Three and Six Months Ended June
     30, 2000 and 1999......................................      3
  Balance Sheet -- June 30, 2000 and December 31, 1999......      4
  Statement of Cash Flows -- Six Months Ended June 30, 2000
     and 1999...............................................      5
  Notes to Financial Statements.............................      6

Item 2 -- Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................      9

Item 3 -- Quantitative and Qualitative Disclosures About
  Market Risk...............................................     11

PART II -- OTHER INFORMATION:

Item 4 -- Submission of Matters to a Vote of Security
  Holders...................................................     12
Item 6 -- Exhibits and Reports on Form 8-K..................     12

SIGNATURE...................................................     13
EXHIBIT INDEX...............................................     14

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

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                            STATEMENT OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30,                JUNE 30,
                                                         ---------------------    -------------------
                                                           2000        1999         2000       1999
                                                         ---------   ---------    --------   --------
Sales..................................................   $650.0      $615.5      $1,291.9   $1,216.4
Cost of sales..........................................    470.3       440.0         930.2      867.4
Selling, general and administrative expense............    138.9       135.8         281.5      269.0
Loss from operations to be disposed of.................       --         2.1            --       10.8
                                                          ------      ------      --------   --------
Income from operations.................................     40.8        37.6          80.2       69.2
Interest expense.......................................     24.9        25.9          50.6       52.7
Other income, net......................................      1.3         2.6           3.0        5.2
                                                          ------      ------      --------   --------
Income before income taxes.............................     17.2        14.3          32.6       21.7
Income tax provision...................................      7.8         8.7          14.7       12.6
                                                          ------      ------      --------   --------
Net income.............................................   $  9.4      $  5.6      $   17.9   $    9.1
                                                          ======      ======      ========   ========
Earnings per common share:
  Basic................................................   $ 0.23      $ 0.14      $   0.45   $   0.23
                                                          ======      ======      ========   ========
  Diluted..............................................   $ 0.21      $ 0.13      $   0.40   $   0.21
                                                          ======      ======      ========   ========

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                 BALANCE SHEET
                                 (IN MILLIONS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................    $   51.4      $   50.3
  Receivables, net..........................................       276.5         286.1
  Inventories...............................................       243.2         223.3
  Other current assets......................................        69.3          75.1
                                                                --------      --------
          Total current assets..............................       640.4         634.8
Property, plant and equipment, net..........................       250.4         247.5
Goodwill....................................................       342.1         356.2
Other assets................................................       170.6         164.1
                                                                --------      --------
          Total assets......................................    $1,403.5      $1,402.6
                                                                ========      ========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term debt...........................................    $   46.5      $   41.7
  Accounts payable..........................................       305.0         307.6
  Accrued and other current liabilities.....................       163.0         170.2
                                                                --------      --------
          Total current liabilities.........................       514.5         519.5
Long-term debt..............................................     1,003.0       1,011.1
Other liabilities...........................................       208.3         202.6
                                                                --------      --------
          Total liabilities.................................     1,725.8       1,733.2
                                                                --------      --------
Commitments and contingencies...............................          --            --
Stockholders' deficit:
  Preferred stock...........................................          --            --
  Common stock..............................................         0.4           0.4
  Capital in excess of par value............................       316.7         315.8
  Accumulated deficit.......................................      (576.7)       (594.6)
  Accumulated other comprehensive loss......................       (62.4)        (51.6)
  Treasury stock............................................        (0.3)         (0.6)
                                                                --------      --------
          Total stockholders' deficit.......................      (322.3)       (330.6)
                                                                --------      --------
          Total liabilities and stockholders' deficit.......    $1,403.5      $1,402.6
                                                                ========      ========

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                            STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------

Cash flows from operating activities:
  Net income................................................   $17.9    $  9.1
  Adjustments to reconcile net income to cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................    31.8      30.8
     Loss (gain) on sale of property, plant and equipment
      and write-off of assets...............................     0.6      (2.3)
     Deferred income taxes..................................     1.5      (0.4)
     Changes in working capital:
       Receivables, net.....................................   (12.9)    (11.5)
       Inventories..........................................   (11.8)     (5.6)
       Payables, accrued and other current liabilities......    (5.6)    (26.3)
       Other working capital changes........................     7.8      (1.5)
     Net cash flow from operations to be disposed of........      --       2.3
     Other assets and liabilities...........................    (6.5)     (4.0)
                                                               -----    ------
          Cash provided by (used in) operating activities...    22.8      (9.4)
                                                               -----    ------

Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (22.3)    (41.9)
  Capital expenditures......................................   (12.5)    (20.6)
  Proceeds from sale of property, plant and equipment.......     0.5       5.7
  Other investing activity..................................    (4.2)       --
                                                               -----    ------
          Cash used in investing activities.................   (38.5)    (56.8)
                                                               -----    ------

Cash flows from financing activities:
  Proceeds from common stock options........................     0.3       0.3
  Proceeds from accounts receivable securitization, net.....    19.0      24.5
  Proceeds from long-term debt..............................     7.7       8.2
  Payments of long-term debt................................   (10.0)     (5.4)
  Changes in short-term debt, net...........................     1.1       5.8
                                                               -----    ------
          Cash provided by financing activities.............    18.1      33.4
                                                               -----    ------
Effect of exchange rate changes on cash.....................    (1.3)     (3.1)
                                                               -----    ------
Net change in cash and cash equivalents.....................     1.1     (35.9)
Cash and cash equivalents -- beginning of period............    50.3      65.6
                                                               -----    ------
Cash and cash equivalents -- end of period..................   $51.4    $ 29.7
                                                               =====    ======

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

NOTE 2 -- ACQUISITION

     The Company entered into an Agreement and Plan of Merger dated June 21, 2000 with PSS World Medical Inc. ("PSS"), pursuant to which Fisher and PSS will combine business operations and PSS will become a wholly owned subsidiary of Fisher. Based upon a fixed exchange ratio of .3121 of a Fisher share for each outstanding share of PSS common stock, Fisher will issue approximately 22.2 million shares of its common stock in the transaction. For accounting purposes, the shares issued will be valued at $625 million or $28.22 per share, which represents the weighted average closing price of the shares three days prior to and three days following the announcement of the merger. The merger is subject to various conditions, including approval by the shareholders of Fisher and PSS, filings required by and compliance with securities and antitrust laws, the financial and operating performance of PSS and certain other matters. The transaction will be accounted for under the purchase method of accounting and is expected to close in the fourth quarter of 2000.

NOTE 3 -- ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133," which will be effective for the Company for fiscal years beginning January 1, 2001. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company is currently evaluating the impact that the adoption of SAB 101 will have on the Company's financial statements.

NOTE 4 -- INVENTORIES

     The following is a summary of inventories by major category (in millions):

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------

Raw material................................................   $ 28.8       $ 21.8
Work in process.............................................      9.3          2.7
Finished products...........................................    205.1        198.8
                                                               ------       ------
     Total..................................................   $243.2       $223.3
                                                               ======       ======

NOTE 5 -- INVESTMENTS

     During the second quarter of 2000, the Company announced its participation in an Internet health care exchange formed by Fisher, AmeriSource Health Corporation, Cardinal Health, Inc. and McKesson HBOC, Inc. Fisher will initially own approximately 13% of the new entity and has committed to invest approximately $6.5 million over the next six to twelve months.

NOTE 6 -- COMPREHENSIVE INCOME

     The following is a summary of comprehensive income for the three and six months ended June 30, 2000 and 1999 (in millions). Comprehensive income components included in stockholders' deficit include any changes in equity during a period that are not the result of transactions with the Company's stockholders.

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,              JUNE 30,
                                                            -------------------    -----------------
                                                              2000       1999       2000      1999
                                                            --------   --------    -------   -------

Net income................................................    $9.4       $5.6       $17.9     $9.1
Foreign currency translation adjustment...................    (3.3)      (2.7)      (12.3)    (9.0)
Unrealized gains on securities............................     1.5         --         1.5       --
                                                              ----       ----       -----     ----
Comprehensive income......................................    $7.6       $2.9       $ 7.1     $0.1
                                                              ====       ====       =====     ====

NOTE 7 -- EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999 (in millions):

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,              JUNE 30,
                                                            ------------------    -------------------
                                                             2000       1999        2000       1999
                                                            -------    -------    --------   --------

Weighted average shares of common stock outstanding used
  in the computation of basic earnings per share..........   40.1       40.0        40.1       40.0
Common stock equivalents (a)..............................    4.3        2.5         4.5        2.4
                                                             ----       ----        ----       ----
Shares used in the computation of diluted earnings per
  share...................................................   44.4       42.5        44.6       42.4
                                                             ====       ====        ====       ====

---------------
(a) The amount of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share for the three and six months ended June 30, 1999 was 2.5 million and 2.6 million, respectively. Options excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2000 were insignificant.

NOTE 8 -- RESTRUCTURING

     In the fourth quarter of 1999, the Company recorded a $1.5 million net restructuring credit, which consisted of $2.1 million of restructuring charges related to its long-term restructuring plan and a $3.6 million reversal of prior period restructuring charges due to revised estimates. The 1999 charge related to the consolidation of certain locations of the Company's German operations. The balance of the restructuring accrual at December 31, 1999 was $2.1 million. Spending against this accrual was $0.5 million during the six months ended June 30, 2000.

     At December 31, 1999, the Company also had $7.9 million of accruals remaining from restructuring charges recorded in years prior to 1999. These plans were substantially completed at December 31, 1999. The remaining accruals relate to long-term lease and severance obligations. Spending against these accruals was $2.4 million during the six months ended June 30, 2000.

NOTE 9 -- SEGMENT INFORMATION

     Selected business segment financial information for the three and six months ended June 30, 2000 and 1999 is shown below (in millions):

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   JUNE 30,               JUNE 30,
                                              ------------------    --------------------
                                               2000       1999        2000        1999
                                              -------    -------    --------    --------
Sales:
  Domestic distribution.....................  $538.6     $490.9     $1,061.3    $  965.7
  International distribution................   109.2      112.1        228.2       232.1
  Laboratory workstations...................    39.9       46.8         76.0        87.7
  Eliminations..............................   (37.7)     (34.3)       (73.6)      (69.1)
                                              ------     ------     --------    --------
          Total.............................  $650.0     $615.5     $1,291.9    $1,216.4
                                              ======     ======     ========    ========

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                 JUNE 30,
                                              ------------------      --------------------
                                               2000       1999          2000        1999
                                              -------    -------      --------    --------
Income (loss) from operations:
  Domestic distribution.....................   $37.7      $33.8        $74.3       $66.4
  International distribution................     1.7       (1.2)         3.6          --
  Laboratory workstations...................     1.6        7.4          2.8        13.3
  Technology................................      --       (2.1)          --       (10.8)
  Eliminations..............................    (0.2)      (0.3)        (0.5)        0.3
                                               -----      -----        -----       -----
          Total.............................   $40.8      $37.6        $80.2       $69.2
                                               =====      =====        =====       =====

     Income (loss) from operations is revenue less related costs and direct and allocated expenses. Intercompany sales and transfers between segments were not material for the three and six months ended June 30, 2000 and 1999.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

RESULTS OF OPERATIONS

     The following table sets forth the Company's sales and income from operations by segment for the three and six months ended June 30, 2000 and 1999 (in millions):

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   JUNE 30,               JUNE 30,
                                              ------------------    --------------------
                                               2000       1999        2000        1999
                                              -------    -------    --------    --------

Sales:
  Domestic distribution.....................  $538.6     $490.9     $1,061.3    $  965.7
  International distribution................   109.2      112.1        228.2       232.1
  Laboratory workstations...................    39.9       46.8         76.0        87.7
  Eliminations..............................   (37.7)     (34.3)       (73.6)      (69.1)
                                              ------     ------     --------    --------
          Total.............................  $650.0     $615.5     $1,291.9    $1,216.4
                                              ======     ======     ========    ========

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                                ------------------    --------------------
                                                 2000       1999        2000        1999
                                                -------    -------    --------    --------

Income (loss) from operations:
  Domestic distribution.......................   $37.7      $33.8      $74.3       $66.4
  International distribution..................     1.7       (1.2)       3.6          --
  Laboratory workstations.....................     1.6        7.4        2.8        13.3
  Technology..................................      --       (2.1)        --       (10.8)
  Eliminations................................    (0.2)      (0.3)      (0.5)        0.3
                                                 -----      -----      -----       -----
          Total...............................   $40.8      $37.6      $80.2       $69.2
                                                 =====      =====      =====       =====

  Sales

     Sales for the three and six months ended June 30, 2000 increased 5.6% and 6.2% to $650.0 million and $1,291.9 million, respectively, from $615.5 million and $1,216.4 million for the comparable periods in 1999. Sales growth in the domestic distribution segment was primarily due to internal sales growth. Sales decline in the international distribution segment was primarily due to the strengthening of the U.S. dollar against the major European currencies, which resulted in a reduction in reported sales of $6.8 million and $12.5 million for the three and six months ended June 30, 2000, respectively. Sales decline in the laboratory workstations segment was due primarily to a slowdown in the industrial research laboratory construction market. The Company anticipates this trend in the laboratory workstations segment to continue for the remainder of 2000.

  Gross Profit

     Fisher's gross profit for the three and six months ended June 30, 2000 increased 2.4% and 3.6% to $179.7 million and $361.7 million, respectively, from $175.5 million and $349.0 million for the comparable periods in 1999, primarily as a result of increased sales volume. Gross profit as a percent of sales decreased to

27.6% and 28.0% for the three and six months ended June 30, 2000, respectively, from 28.5% and 28.7% for the comparable periods in 1999. The reduction in gross profit as a percent of sales is primarily the result of both a change in product mix and increased pricing pressure stemming from the slowdown in the industrial research laboratory construction market.

  Selling, General and Administrative Expense

     Selling, general and administrative expense for the three and six months ended June 30, 2000 increased 2.3% and 4.6% to $138.9 million and $281.5 million, respectively, from $135.8 million and $269.0 million for the comparable periods in 1999. The increase in selling, general and administrative expense in 2000 is primarily due to increased sales volume. Selling, general and administrative expense as a percentage of sales was 21.4% and 21.8% for the three and six months ended June 30, 2000, respectively, and 22.1% for the comparable periods in 1999. The three and six month periods ended June 30, 1999 include $0.5 million and $1.2 million, respectively, of nonrecurring costs associated with the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees and other one-time, redundant costs.

     The international distribution segment continues to have significantly higher selling, general and administrative expenses as a percentage of sales as compared with those of Fisher's domestic distribution segment.

     On March 8, 2000, the Company announced that it had combined its e-commerce activities into a new subsidiary, Alchematrix. The Company anticipates an increase in operating expenses in the second half of 2000 associated with Alchematrix as the Company increases its investment in e-commerce technology, services, sales and marketing.

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

  Other Income, Net

     Other income for the three and six months ended June 30, 2000 decreased to $1.3 million and $3.0 million, respectively, from $2.6 million and $5.2 million for the comparable periods in 1999. The decrease in income in 2000 was primarily due to the inclusion of gains from the sales of property, plant and equipment associated with the Company's consolidation plans in the 1999 periods.

  Income Tax Provision

     The income tax provision for the three and six months ended June 30, 2000 was $7.8 million and $14.7 million, respectively, compared with $8.7 million and $12.6 million for the corresponding periods in 1999. The effective income tax rate for the three and six months ended June 30, 2000 was 45% compared with 61% and 58% for the corresponding periods in 1999, respectively. The decrease in the effective tax rate in 2000 is primarily due to a reduction in foreign losses for which no tax benefits are recorded and a reduction in one-time permanent nondeductible items.

  Net Income

     Net income for the three and six months ended June 30, 2000 increased to $9.4 million and $17.9 million, respectively, from $5.6 million and $9.1 million for the comparable periods in 1999, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2000, the Company's operations provided $22.8 million of cash compared with using $9.4 million of cash for the same period in 1999. This change in cash provided by operating activities is primarily due to higher net income earned in 2000, decreased income tax payments in 2000, and a $12 million customer advance received in conjunction with an acquisition during 2000.

     During the six months ended June 30, 2000, the Company used $38.5 million of cash for investing activities compared with $56.8 million for the same period in 1999. The decrease in cash used for investing activities is primarily due to a decrease in acquisition spending. During 2000, the Company acquired a manufacturing facility for $22.3 million. During 1999, the Company completed two acquisitions and acquired the remaining shares of Bioblock Scientific S.A. for an aggregate net purchase price of $41.9 million. The acquisitions were funded with cash on hand and through the sale of receivables under a receivables securitization facility. The Company anticipates its 2000 annual capital expenditures will be at a similar level as 1999 capital expenditures.

     During the second quarter of 2000, the Company announced its participation in an Internet health care exchange formed by Fisher, AmeriSource Health Corporation, Cardinal Health, Inc. and McKesson HBOC, Inc. Fisher will initially own approximately 13% of the new entity and has committed to invest approximately $6.5 million over the next six to twelve months.

     During the six months ended June 30, 2000, the Company's financing activities provided $18.1 million of cash compared with $33.4 million of cash for the same period in 1999. Financing activities in both periods primarily relate to the sale of receivables under a receivable securitization facility.

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

                          PART II -- OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of the Company was held on May 9, 2000.

     (b)  At the annual meeting, Anthony J. DiNovi, Paul M. Montrone and Scott
          M. Sperling were each elected as directors of the Company for a three-year term expiring at the Annual Meeting in 2003.

     (c) The results of the voting on the proposals considered at the annual meeting of stockholders are as follows:

          1. Election of Directors

                                               VOTES FOR    VOTES WITHHELD
                                               ----------   --------------

Anthony J. DiNovi............................  24,612,457       38,608
Paul M. Montrone.............................  24,161,857      489,208
Scott M. Sperling............................  24,610,517       40,548

          2. Appointment of Independent Auditors

        The appointment of Deloitte & Touche LLP as independent auditors for the current year was ratified, and voting results were as follows:

        24,639,903 FOR, 9,590 AGAINST, and 1,572 ABSTAIN

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

                                        FISHER SCIENTIFIC INTERNATIONAL INC.

                                       /s/         PAUL M. MEISTER
                                        ----------------------------------------
                                                    Paul M. Meister
                                              Vice Chairman of the Board,
                                           Executive Vice President and Chief
                                                       Financial
                                                  Officer and Director

Date: August 14, 2000

                                 EXHIBIT INDEX

  EXHIBIT NO.         DESCRIPTION
  -----------         -----------

       27             Financial Data Schedule