Form 10-Q
period 2000-09-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2000-11-13
CIK 880430

================================================================================


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


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

     The number of shares of Common Stock outstanding at October 31, 2000 was 40,109,568.

================================================================================

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                              PAGE NO.
                                                              --------

PART I -- FINANCIAL INFORMATION:

Item 1 -- Financial Statements:
  Introduction to the Financial Statements..................      2
  Statement of Operations -- Three and Nine Months Ended
     September 30, 2000 and 1999............................      3
  Balance Sheet -- September 30, 2000 and December 31,
     1999...................................................      4
  Statement of Cash Flows -- Nine Months Ended September 30,
     2000 and 1999..........................................      5
  Notes to Financial Statements.............................      6

Item 2 -- Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................      9

Item 3 -- Quantitative and Qualitative Disclosures About
  Market Risk...............................................     11

PART II -- OTHER INFORMATION:

Item 6 -- Exhibits and Reports on Form 8-K..................     13

SIGNATURE...................................................     14
EXHIBIT INDEX...............................................     15

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

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                            STATEMENT OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                               ------------------        ----------------------
                                                2000        1999           2000          1999
                                               ------      ------        --------      --------
Sales........................................  $650.4      $631.6        $1,942.3      $1,848.0
Cost of sales................................   469.7       453.0         1,399.9       1,320.4
Selling, general and administrative
  expense....................................   138.5       133.6           420.0         402.6
Loss from operations to be disposed of.......      --         0.5              --          11.3
                                               ------      ------        --------      --------
Income from operations.......................    42.2        44.5           122.4         113.7
Interest expense.............................    24.4        26.4            75.0          79.2
Other income, net............................     1.3         3.3             4.3           8.6
                                               ------      ------        --------      --------
Income before income taxes...................    19.1        21.4            51.7          43.1
Income tax provision.........................     6.0        13.0            20.7          25.6
                                               ------      ------        --------      --------
Net income...................................  $ 13.1      $  8.4        $   31.0      $   17.5
                                               ======      ======        ========      ========
Earnings per common share:
  Basic......................................  $ 0.33      $ 0.21        $   0.77      $   0.44
                                               ======      ======        ========      ========
  Diluted....................................  $ 0.30      $ 0.20        $   0.70      $   0.41
                                               ======      ======        ========      ========

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                 BALANCE SHEET
                                 (IN MILLIONS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................    $   34.2         $   50.3
  Receivables, net..........................................       314.7            286.1
  Inventories...............................................       241.8            223.3
  Other current assets......................................        67.8             75.1
                                                                --------         --------
          Total current assets..............................       658.5            634.8
Property, plant and equipment, net..........................       245.4            247.5
Goodwill....................................................       330.7            356.2
Other assets................................................       170.4            164.1
                                                                --------         --------
          Total assets......................................    $1,405.0         $1,402.6
                                                                ========         ========

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term debt...........................................    $   50.4         $   41.7
  Accounts payable..........................................       309.9            307.6
  Accrued and other current liabilities.....................       151.8            170.2
                                                                --------         --------
          Total current liabilities.........................       512.1            519.5
Long-term debt..............................................     1,000.5          1,011.1
Other liabilities...........................................       209.5            202.6
                                                                --------         --------
          Total liabilities.................................     1,722.1          1,733.2
                                                                --------         --------
Commitments and contingencies...............................          --               --
Stockholders' deficit:
  Preferred stock...........................................          --               --
  Common stock..............................................         0.4              0.4
  Capital in excess of par value............................       317.3            315.8
  Accumulated deficit.......................................      (563.6)          (594.6)
  Accumulated other comprehensive loss......................       (70.8)           (51.6)
  Treasury stock............................................        (0.4)            (0.6)
                                                                --------         --------
          Total stockholders' deficit.......................      (317.1)          (330.6)
                                                                --------         --------
          Total liabilities and stockholders' deficit.......    $1,405.0         $1,402.6
                                                                ========         ========

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                            STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                               2000          1999
                                                              ------        ------

Cash flows from operating activities:
  Net income................................................  $ 31.0        $ 17.5
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation and amortization..........................    47.5          46.5
     Loss (gain) on sale of property, plant and equipment
      and write-off of assets...............................     0.5          (4.1)
     Deferred income taxes..................................     3.5           3.2
     Changes in working capital:
       Receivables, net.....................................   (13.9)        (27.8)
       Inventories..........................................   (13.5)         (5.2)
       Payables, accrued and other current liabilities......     2.1           6.2
       Other working capital changes........................     7.8          (1.7)
     Net cash flow from operations to be disposed of........      --           2.6
     Other assets and liabilities...........................   (13.2)         (6.9)
                                                              ------        ------
          Cash provided by operating activities.............    51.8          30.3
                                                              ------        ------

Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (22.3)        (34.4)
  Capital expenditures......................................   (18.7)        (29.5)
  Proceeds from sale of property, plant and equipment.......     0.8          10.7
  Other investing activity..................................    (6.2)         (1.0)
                                                              ------        ------
          Cash used in investing activities.................   (46.4)        (54.2)
                                                              ------        ------

Cash flows from financing activities:
  Proceeds from common stock options........................     0.3           0.3
  Reduction in accounts receivable securitization, net......   (21.7)        (17.5)
  Proceeds from long-term debt..............................     8.3           9.1
  Payments of long-term debt................................   (11.7)         (7.0)
  Changes in short-term debt, net...........................     6.2           9.7
                                                              ------        ------
          Cash used in financing activities.................   (18.6)         (5.4)
                                                              ------        ------
Effect of exchange rate changes on cash.....................    (2.9)         (2.4)
                                                              ------        ------
Net change in cash and cash equivalents.....................   (16.1)        (31.7)
Cash and cash equivalents -- beginning of period............    50.3          65.6
                                                              ------        ------
Cash and cash equivalents -- end of period..................  $ 34.2        $ 33.9
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

NOTE 2 -- TERMINATED MERGER AGREEMENT

     On September 1, 2000, the Company and PSS World Medical, Inc. ("PSS") announced that the boards of directors of both companies terminated, by mutual consent, the merger agreement between the two companies pursuant to which PSS would have become a wholly owned subsidiary of Fisher. The board of directors of each of the respective companies determined that the merger was not in the best interest of its shareholders.

NOTE 3 -- ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which was subsequently amended by SFAS No. 137 and 138, and is effective for Fisher on January 1, 2001. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net earnings or other comprehensive earnings, depending on the designated purpose of the derivative. SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company does not anticipate that the adoption of SAB 101 will have a material effect on the Company's financial position or results of operations.

NOTE 4 -- INVENTORIES

     The following is a summary of inventories by major category (in millions):

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2000             1999
                                                             -------------    ------------

Raw material...............................................     $ 30.9           $ 21.8
Work in process............................................        9.4              2.7
Finished products..........................................      201.5            198.8
                                                                ------           ------
     Total.................................................     $241.8           $223.3
                                                                ======           ======

NOTE 5 -- INVESTMENTS

     In August 2000, the Company became a founding member of the New Health Exchange, an internet healthcare exchange founded by the Company, AmeriSource Health Corporation, Cardinal Health, Inc. and McKesson HBOC, Inc. Pursuant to the Limited Liability Company Agreement executed by Fisher, Fisher has committed to invest approximately $6.5 million in the entity in exchange for an approximate 13% ownership interest.

NOTE 6 -- COMPREHENSIVE INCOME

     The following is a summary of comprehensive income for the three and nine months ended September 30, 2000 and 1999 (in millions). Comprehensive income components included in stockholders' deficit include any changes in equity during a period that are not the result of transactions with the Company's stockholders.

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                          ------------------    ------------------
                                                           2000       1999       2000       1999
                                                          -------    -------    -------    -------

Net income..............................................  $ 13.1     $  8.4     $ 31.0     $ 17.5
Foreign currency translation adjustment.................   (13.0)     (11.7)     (25.3)     (20.7)
Unrealized gains on securities..........................     4.6         --        6.1         --
                                                          ------     ------     ------     ------
Comprehensive income....................................  $  4.7     $ (3.3)    $ 11.8     $ (3.2)
                                                          ======     ======     ======     ======

NOTE 7 -- EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 (in millions):

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                        ------------------    ------------------
                                                         2000        1999      2000        1999
                                                        ------      ------    ------      ------

Weighted average shares of common stock outstanding
  used in the computation of basic earnings per
  share...............................................   40.1        40.1      40.1        40.0
Common stock equivalents (a)..........................    3.5         2.5       4.2         2.5
                                                         ----        ----      ----        ----
Shares used in the computation of diluted earnings per
  share...............................................   43.6        42.6      44.3        42.5
                                                         ====        ====      ====        ====

---------------
(a) The amount of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2000 was 0.6 million and 0.3 million, respectively. The amount of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 1999 was 0.7 million and 2.0 million, respectively.

NOTE 8 -- RESTRUCTURING

     In the fourth quarter of 1999, the Company recorded a $1.5 million net restructuring credit, which consisted of $2.1 million of restructuring charges related to its long-term restructuring plan and a $3.6 million reversal of prior period restructuring charges due to revised estimates. The 1999 charge related to the consolidation of certain locations of the Company's German operations. The balance of the restructuring accrual at December 31, 1999 was $2.1 million. In the third quarter of 2000, the Company reversed $0.7 million of this charge based upon revised estimates of severance and related obligations. Spending against this accrual was $0.7 million during the nine months ended September 30, 2000.

     At December 31, 1999, the Company also had $7.9 million of accruals remaining from restructuring charges recorded in years prior to 1999. These plans were substantially completed at December 31, 1999. The remaining accruals relate primarily to long-term lease and severance obligations. In the third quarter of 2000, $1.3 million of these accruals were reversed based upon revised estimates. Spending against these accruals was $2.8 million during the nine months ended September 30, 2000.

NOTE 9 -- SEGMENT INFORMATION

     Selected business segment financial information for the three and nine months ended September 30, 2000 and 1999 is shown below (in millions):

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                       ------------------    --------------------
                                                        2000       1999        2000        1999
                                                       -------    -------    --------    --------
Sales:
  Domestic distribution..............................  $544.6     $504.5     $1,605.9    $1,470.2
  International distribution.........................   105.9      115.5        334.1       347.6
  Laboratory workstations............................    37.3       47.0        113.3       134.7
  Eliminations.......................................   (37.4)     (35.4)      (111.0)     (104.5)
                                                       ------     ------     --------    --------
          Total......................................  $650.4     $631.6     $1,942.3    $1,848.0
                                                       ======     ======     ========    ========

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                       ------------------    --------------------
                                                        2000       1999        2000        1999
                                                       -------    -------    --------    --------
Income (loss) from operations:
  Domestic distribution..............................  $ 36.7     $ 34.8     $  111.0    $  101.2
  International distribution.........................     2.6        2.6          6.2         2.6
  Laboratory workstations............................     1.2        7.3          4.0        20.6
  Technology.........................................      --       (0.5)          --       (11.3)
  Restructuring credit...............................     2.0         --          2.0          --
  Eliminations.......................................    (0.3)       0.3         (0.8)        0.6
                                                       ------     ------     --------    --------
          Total......................................  $ 42.2     $ 44.5     $  122.4    $  113.7
                                                       ======     ======     ========    ========

     Income (loss) from operations is revenue less related costs and direct and allocated expenses. Intercompany sales and transfers between segments were not material for the three and nine months ended September 30, 2000 and 1999.

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

RESULTS OF OPERATIONS

     The following table sets forth the Company's sales and income from operations by segment for the three and nine months ended September 30, 2000 and 1999 (in millions):

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                             ------------------    --------------------
                                              2000       1999        2000        1999
                                             -------    -------    --------    --------

Sales:
  Domestic distribution....................  $544.6     $504.5     $1,605.9    $1,470.2
  International distribution...............   105.9      115.5        334.1       347.6
  Laboratory workstations..................    37.3       47.0        113.3       134.7
  Eliminations.............................   (37.4)     (35.4)      (111.0)     (104.5)
                                             ------     ------     --------    --------
          Total............................  $650.4     $631.6     $1,942.3    $1,848.0
                                             ======     ======     ========    ========

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                             ------------------    --------------------
                                              2000       1999        2000        1999
                                             -------    -------    --------    --------

Income (loss) from operations:
  Domestic distribution....................  $ 36.7     $ 34.8     $  111.0    $  101.2
  International distribution...............     2.6        2.6          6.2         2.6
  Laboratory workstations..................     1.2        7.3          4.0        20.6
  Technology...............................      --       (0.5)          --       (11.3)
  Restructuring credit.....................     2.0         --          2.0          --
  Eliminations.............................    (0.3)       0.3         (0.8)        0.6
                                             ------     ------     --------    --------
          Total............................  $ 42.2     $ 44.5     $  122.4    $  113.7
                                             ======     ======     ========    ========

  Sales

     Sales for the three and nine months ended September 30, 2000 increased 3.0% and 5.1% to $650.4 million and $1,942.3 million, respectively, from $631.6 million and $1,848.0 million for the comparable periods in 1999. Excluding the impact of foreign exchange, sales increased 4.5% and 6.4% for the three and nine months ended September 30, 2000 compared to the same periods in 1999. Sales growth in the domestic distribution segment was primarily due to internal sales growth. Sales decline in the laboratory workstations segment was due primarily to a slowdown in the industrial research laboratory construction market. The Company anticipates this trend in the laboratory workstations segment to continue for the remainder of 2000.

  Gross Profit

     Fisher's gross profit for the three and nine months ended September 30, 2000 increased 1.2% and 2.8% to $180.7 million and $542.4 million, respectively, from $178.6 million and $527.6 million for the comparable periods in 1999, primarily as a result of increased sales volume, which was partially offset by a decrease in gross profit margins. Gross profit as a percent of sales decreased to 27.8% and 27.9% for the three and nine months ended September 30, 2000, respectively, from 28.3% and 28.5% for the comparable periods in 1999. The reduction in gross profit as a percent of sales is primarily due to a decline in higher margin sales in the laboratory workstations segment stemming from the slowdown in the industrial research laboratory construction market coupled with a change in product mix.

  Selling, General and Administrative Expense

     Selling, general and administrative expense for the three and nine months ended September 30, 2000 increased 3.7% and 4.3% to $138.5 million and $420.0 million, respectively, from $133.6 million and $402.6 million for the comparable periods in 1999. The increase in selling, general and administrative expense in 2000 is primarily due to increased sales volume. Excluding nonrecurring costs, selling, general and administrative expense as a percentage of sales was 20.8% and 21.5% for the three and nine months ended September 30, 2000, respectively, and 21.0% and 21.7% for the comparable periods in 1999, respectively. The three and nine month periods ended September 30, 2000 include $3.5 million of nonrecurring costs consisting of $5.5 million of costs incurred by the domestic distribution segment for business combinations that were not consummated, offset in part by a $2.0 million credit for revised estimates of prior year restructuring reserves. The three and nine month periods ended September 30, 1999 include $0.9 million and $2.1 million, respectively, of nonrecurring costs associated with the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees and other one-time, redundant costs.

     The international distribution segment continues to have significantly higher selling, general and administrative expenses as a percentage of sales as compared with those of Fisher's domestic distribution segment.

     On March 8, 2000, the Company announced that it had combined its e-commerce activities into a new subsidiary, Alchematrix. The Company has expensed approximately $1.5 million through September 30, 2000 and anticipates additional increases in operating expenses for the remainder of 2000 and into 2001 associated with Alchematrix as the Company increases its investment in e-commerce technology, services, sales and marketing.

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

  Income from Operations

     Excluding nonrecurring costs of $3.5 million for the three and nine months ended September 30, 2000 and $0.9 million and $7.3 million for the three and nine months ended September 30, 1999, income from operations for the three and nine months ended September 30, 2000 increased to $45.7 million and $125.9 million from $45.4 and $121.0 million for the comparable periods in 1999 due to the factors described above.

  Other Income, Net

     Other income for the three and nine months ended September 30, 2000 decreased to $1.3 million and $4.3 million, respectively, from $3.3 million and $8.6 million for the comparable periods in 1999. The decrease in income in 2000 was primarily due to the inclusion of gains from the sales of property, plant and equipment associated with the Company's consolidation plans and a gain on the sale of the UniKix Technology software business in the 1999 periods.

  Income Tax Provision

     The income tax provision for the three and nine months ended September 30, 2000 was $6.0 million and $20.7 million, respectively, compared with $13.0 million and $25.6 million for the corresponding periods in 1999. The effective income tax rate for the three and nine months ended September 30, 2000 was 31% and 40% compared with 61% and 59% for the corresponding periods in 1999, respectively. The decrease in the effective tax rate in 2000 is primarily due to the implementation of domestic and international tax planning initiatives and a reduction in foreign losses for which no tax benefits are recorded.

  Net Income

     Net income for the three and nine months ended September 30, 2000 increased to $13.1 million and $31.0 million, respectively, from $8.4 million and $17.5 million for the comparable periods in 1999, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2000, the Company's operations provided $51.8 million of cash compared with $30.3 million of cash for the same period in 1999. This change in cash provided by operating activities is primarily due to higher net income earned in 2000, decreased income tax payments in 2000, and a $12 million customer advance received in conjunction with an acquisition during 2000, which were offset in part by a decrease in the amount of cash generated from accounts payable increases in 2000 compared to 1999.

     During the nine months ended September 30, 2000, the Company used $46.4 million of cash for investing activities compared with $54.2 million for the same period in 1999. The decrease in cash used for investing activities is primarily due to a decrease in acquisition spending. During 2000, the Company acquired a manufacturing facility for $22.3 million. During 1999, the Company completed two acquisitions and acquired the remaining shares of Bioblock Scientific S.A. for an aggregate net purchase price of $34.4 million. The acquisitions were funded with cash on hand and through the sale of receivables under a receivables securitization facility. The Company anticipates its 2000 annual capital expenditures will be at a similar level as 1999 capital expenditures.

     In August 2000, the Company became a founding member of the New Health Exchange, an internet healthcare exchange founded by the Company, AmeriSource Health Corporation, Cardinal Health, Inc. and McKesson HBOC, Inc. Pursuant to the Limited Liability Company Agreement executed by Fisher, Fisher has committed to invest approximately $6.5 million in the entity in exchange for an approximate 13% ownership interest.

     During the nine months ended September 30, 2000, the Company's financing activities used $18.6 million of cash compared with $5.4 million of cash for the same period in 1999. Financing activities in both periods primarily relate to activity under the receivables securitization facility and short-term borrowings at the Company's international operations. At September 30, 2000, the entire receivables securitization facility of $170 million was available.

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

                          PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 27 -- Financial Data Schedule

     (b)  Reports on Form 8-K:

          The following current reports on Form 8-K were filed during the quarter ended September 30, 2000:

   DATE OF REPORT                            ITEMS REPORTED
   --------------                            --------------
September 7, 2000        Announcing that Fisher and PSS World Medical, Inc. had
                         terminated by mutual consent the Agreement and Plan of
                         Merger, dated as of June 21, 2000, among Fisher, PSS
                         World Medical, Inc. and FSI Merger Corporation.

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

Date: November 13, 2000

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
    27       Financial Data Schedule