Form 10-K
period 2000-12-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2001-03-29
CIK 880430

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 1-10920.
                            ------------------------

                      FISHER SCIENTIFIC INTERNATIONAL INC.

             (Exact name of Registrant as specified in its charter)

                DELAWARE                                     02-0451017
    (State or other jurisdiction of             (I.R.S. Employer Identification No.)
     incorporation or organization)

     ONE LIBERTY LANE, HAMPTON, NH                             03842
(Address of principal executive offices)                     (Zip Code)

              Registrant's telephone number, including area code:

                                 (603) 926-5911

          Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EACH EXCHANGE
                                                ON WHICH REGISTERED
         TITLE OF EACH CLASS
  Common Stock, par value $.01 per            New York Stock Exchange
                share

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2001 was approximately $128,332,000.

    The number of shares of Common Stock outstanding, including 13,035,290 shares of non-voting Common Stock, as of March 15, 2001 was 40,118,389.

    Documents Incorporated by Reference: The registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2001 is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    We are a world leader in serving science. We offer more than 600,000 products and services that enable scientific discovery and healthcare services to more than 350,000 customers located in approximately 145 countries. As a result of our broad product offering, integrated global logistic infrastructure and electronic commerce capabilities, we serve as a "one-stop source" of products, services and global solutions for many of our customers. Our primary target markets are life science, clinical laboratory and industrial safety supply. Approximately 80% of our revenues are generated from the sale of consumable products. We believe that this revenue base provides us with a broad and stable platform for future growth.

    We believe that our broad range of products and services and integrated global logistics network position us to take advantage of recent industry trends. In particular, recent developments in genomics, proteomics and various other discovery technologies have resulted in an increase in the pace of drug discovery and development. These advances have, in turn, led to significant capital inflows to pharmaceutical and biotechnology organizations, which we expect to spur significant growth in life science spending and eventually lead to increased demand for our products and services.

    We were incorporated in Delaware in 1991, although the business conducted by our principal operating subsidiary, Fisher Scientific Company, was founded in 1902 and traces its roots back to 1851. Through organic growth and acquisitions we have established ourselves as a world leader in serving science. In January 1998, our management and an investment group including partnerships affiliated with Thomas H. Lee Partners, L.P. purchased 87% of our common stock.

THE INDUSTRY

    LIFE SCIENCE RESEARCH. The life science research supply market consists primarily of the manufacture, sourcing and distribution of a wide range of scientific instruments, equipment, chemicals and other supplies, to a wide range of pharmaceutical, biotechnology and educational customers. We estimate that sales to the United States scientific research market totaled approximately
$7.0 billion in 1999 and that those sales are growing at an average annual rate of 6% to 7%. We believe that the following recent developments are evidence of the continued growth in overall research investment by pharmaceutical, biotechnology and medical technology companies:

    - Advances in the field of genomics. The mapping of the human genome by the Human Genome Project and its private counterparts coupled with rapid developments in the field of proteomics to elucidate the function of proteins and their role in diseases is generating significant life science laboratory activity directed at discovering new drugs and biological targets.

    - Significant capital investments in biotechnology. Biotechnology companies raised approximately $20.0 billion from equity offerings in the public markets in 2000 compared with approximately $6.0 billion in 1999.

    - Increasing number of drugs in development worldwide. The number of drugs in the worldwide development pipeline increased by 35.4% from approximately 5,500 in 1995 to approximately 7,500 in 1999.

    CLINICAL LABORATORY. The clinical laboratory supply market consists primarily of the manufacture, sourcing and distribution of a broad range of scientific instruments, equipment, chemicals, clinical consumable diagnostic stains and reagents and other supplies to group purchasing organizations, integrated delivery networks, independent clinical laboratories, hospital and physician office laboratories, and other healthcare providers. The clinical laboratory industry has experienced significant growth in recent years as a result of increasing point of care testing and an ever-increasing array of advanced diagnostic tests and procedures. We estimate that the participants in the U.S. clinical laboratory testing market sold products and services totaling $35.0 billion in 1999, up from approximately $27.0 billion in 1993. We estimate that the clinical testing supply market, the market we serve, totals approximately $7.5 billion per year and will continue to grow over the next several years due to such factors as the general aging of the United States population, the development of more advanced tests for the early detection of disease and increased occupational drug testing.

    INDUSTRIAL SAFETY SUPPLY. The industrial safety supply market consists of the manufacture, sourcing and distribution of occupational health and safety products. These products include respiratory protection systems, environmental monitoring and sampling equipment, personal protection equipment and other safety and clean room supplies. Typical users of these products include industrial companies, electronic manufacturers and pharmaceutical and biotechnology companies. The industrial safety supply market is a highly fragmented market that we estimate to be approximately $8.5 billion per year.

PRODUCTS AND SERVICES

    We currently offer more than 600,000 products, including self-manufactured products and products that we source from third party manufacturers. Our products include organic and inorganic chemicals, diagnostic reagents, active pharmaceutical intermediaries, laboratory equipment and laboratory workstations. We constantly seek to expand and refine our product offerings to provide our customers with a complete array of products including:

    - Life science research products, such as scientific instruments, equipment, chemicals, clinical consumables and diagnostic reagents.

    - Clinical laboratory products, such as scientific instruments, equipment, chemicals, clinical consumables, diagnostic stains and reagents and other supplies.

    - Industrial safety supply products, such as personal protection equipment, respiratory protection systems, environmental monitoring and sampling equipment and other safety and clean room supplies.

    PROPRIETARY PRODUCTS. Our proprietary products consist of self-manufactured products, Fisher branded products and products for which we serve as the exclusive distributor. We estimate that proprietary products accounted for approximately 40% of our total sales in 2000. We sell these products primarily through our domestic and international distribution network.

    LABORATORY WORKSTATIONS. We manufacture and distribute laboratory workstations and fume hoods to companies engaged in scientific research. We also sell enclosures for technology and communication equipment. We sell our laboratory workstations primarily through a network of exclusive dealers. Offering laboratory workstations complements our broad consumable portfolio and enhances our position as a "one-stop source" for the laboratory needs of our customers.

    SERVICES. We offer our customers general laboratory instrument repair, ISO 9002 scientific certification services and safety equipment services. We service all of our self-manufactured equipment and instrumentation and provide repair and warranty services for many other manufacturers. In addition, our broad portfolio of services includes instrument calibration, instrument certification and integrated services designed to provide comprehensive instrument coverage, documentation and facility service management.

    PHARMACEUTICAL OUTSOURCING SERVICES. We provide contract manufacturing services worldwide to our pharmaceutical and biotechnology customers. These services include the manufacture of chemicals and diagnostics according to our customers' specifications. In addition, we have expanded our service offerings to leverage our presence and brand recognition in the pharmaceutical and biotechnology industries through our recent acquisition of the clinical packaging services of Covance, which was renamed as Fisher Clinical Services Inc., and a diagnostic manufacturing facility from Bayer Corporation. Fisher Clinical Services provides specialized packaging, distribution and related services for biotechnology and pharmaceutical companies engaged in the clinical trial phase of drug development.

SALES AND MARKETING

    SALES AND CUSTOMER SERVICE PROFESSIONALS. We provide customer support through a worldwide network of more than 2,600 sales and customer service employees. Our direct sales force consists of account representatives and product/systems sales specialists who are located worldwide. These customer service representatives, supported by a scientific and technical staff, respond to end-user product or application questions and assist our customers with efficient order acquisition. Most of the members of our direct sales force have scientific or medical backgrounds, which enable them to provide technical assistance to the end users of our products and help reduce the complexity of today's product offerings. These representatives provide the basis for our market-driven new product and service development program. They do this by identifying customer needs and based upon this information, we use our extensive technical expertise to develop new products or services.

    FISHER CATALOG. We have been publishing the Fisher Catalog for more than 95 years. The Fisher Catalog is a standard product reference for the scientific community worldwide. In addition, we publish the Fisher HealthCare Catalog, the Acros Organics Catalog of Fine Chemicals, the Fisher Chemical Catalog, the Fisher Science Education Catalog and the Fisher Scientific Safety Catalog. We also publish catalogs in eight different languages to support our growing worldwide presence. We continuously add new products to the electronic version of our catalogs, making our suite of catalogs one of the most complete and up-to-date sources of laboratory and safety products available. We produce more than one million printed copies of our various catalogs biannually, with supplements tailored to specific market segments such as biotechnology, research chemicals, educational materials and occupational health and safety.

    ELECTRONIC-COMMERCE. We introduced our first proprietary electronic ordering system in 1967. We have developed electronic-commerce capabilities that target the scientific research, healthcare and safety marketplaces. We believe that through Fishersci.com and our electronic-commerce subsidiary, Alchematrix, we are the leading electronic-commerce solution serving the life science, clinical laboratory and industrial safety markets. We offer a robust web-enabled, on-line procurement system for both end users and purchasing professionals designed to streamline their purchasing time and reduce costs.

DISTRIBUTION NETWORK

    Our domestic logistics network consists of 27 locations, including a national distribution center in Somerville, New Jersey, regional centers in Massachusetts, California, Illinois and Georgia and 22 local distribution facilities throughout the United States.

    Outside of the United States, we have 17 logistic facilities in 12 countries, including facilities in Canada, Europe, the Far East and Latin America. We augment our international logistics network with sales offices in 20 countries and independent dealers in over 100 countries worldwide. We make approximately 25,000 shipments per day. We ship more than 95% of our products in the United States within 24 hours of the customer placing an order.

MANUFACTURING

    Our principal manufacturing facilities are located in:

    - Fair Lawn and Somerville, New Jersey

    - Geel, Belgium

    - Two Rivers, Wisconsin

    - Rochester and Conklin, New York

    - Allentown, Indiana and Pittsburgh, Pennsylvania

    - Mountain Home, Arkansas

    - Loughborough and Horshan, United Kingdom

    - Middletown, Virginia

    - Basel, Switzerland

    We have manufacturing facilities that are subject to the clean room facility requirements promulgated by the Food and Drug Administration. All chemicals manufactured in our FDA licensed, ISO 9002-certified and cGMP facilities undergo rigorous quality assurance and testing procedures throughout the entire production process. Our constant testing through production ensures that our chemicals have the lot-to-lot consistency our customers need for uniform analysis. We have invested in a complete range of instrumentation and scientific staff for quality testing and analysis.

SUPPLIERS

    We distribute laboratory instruments, supplies and equipment obtained from approximately 6,000 vendors. Our largest supplier represented approximately 10% of 2000 sales. Our manufacturing operations are not dependent on any particular supplier or group of affiliated suppliers for raw materials and we have not experienced difficulties in obtaining raw materials in the past.

COMPETITION

    We operate in a highly competitive market. We compete primarily with a wide range of suppliers and manufacturers that sell their own products directly to end-users. We also compete with other distributors. The principal means of competition in the markets we serve are systems capabilities, breadth, price and service. We believe we compete favorably as to all of these factors.

TRADEMARKS AND PATENTS

    We own or license several patents and patent applications but we do not consider any single patent to be material. We have more than 200 registered and unregistered service marks and trademarks for our products and services. Some of our more significant marks include Fisher Rims, Accumet, Acros, Biochemical Sciences, Chemalert, Chemguard, Enviroware, Fisher, Fisherbiotech, Fisherbrand, Fisher Diagnostics, Fisher HealthCare, Fisher Safety, Fisher Scientific, Gastrak, Hamilton, Histoprep, Isotemp, Marathon, Microprobe, Optima, Pacific Hemostasis, and Valutrak. Registered trademarks generally can have perpetual life, provided they are renewed on a timely basis and continue to be used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks.

CUSTOMERS, SEASONALITY AND BACKLOG

    Our customers range from nationally and internationally recognized scientific research, medical and educational institutions, pharmaceutical, biotechnology and medical technology companies, hospital purchasing organizations and government agencies to start-up companies. No single customer represented more than 5% of our total sales during 2000.

    We market our products and services to the following three principal customer groups:

    - laboratories engaged in scientific research and testing, including those in biotechnology, medical technology and pharmaceutical companies, research institutions, medical schools and universities;

    - healthcare providers that perform diagnostic tests on patients, such as independent clinical laboratories, hospitals and physician office laboratories; and

    - users of occupational health and safety products in manufacturing and other activities.

    Our sales are generally related to applicable R&D spending and to clinical testing practices and are therefore not seasonal to any significant extent. In addition, because our products are, in most cases, sold for immediate shipment, there are no significant backlogs.

ENVIRONMENTAL MATTERS

    A number of our domestic and international operations involve the handling, manufacture, use or sale of substances that are or could be classified as toxic or hazardous substances within the meaning of applicable environmental laws. Consequently, some risk of environmental and other damage is inherent in our particular operations and products, as it is with other companies engaged in similar businesses. Our expenses for environmental matters relate to the costs of managing company-wide environmental protection compliance programs, complying with environmental regulations and permitting requirements and installing, operating and maintaining groundwater treatment systems and other remedial activities related to environmental contamination. These expenses were approximately $1.2 million in 2000 and $1.0 million in 1999. We estimate that our expenses for environmental matters will continue to be approximately $1.0 million per year.

    Our Fair Lawn and Somerville, New Jersey facilities are the subject of administrative consent orders issued by the New Jersey Department of Environmental Protection. These orders require us to maintain groundwater remediation activities at these sites. In addition, as the owner of the Fair Lawn facility, we are listed as a potentially responsible party for remediation of contamination located within an area called the Fairlawn Wellfields Superfund Site. This site was listed in 1983 on the National Priority List under the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980. This statute, referred to as "CERCLA", is also known as the "Superfund Act". We have also been notified that we are among the potentially responsible parties under CERCLA or similar state laws for the costs of investigating or remediating contamination at various other superfund sites. Our other liabilities for environmental matters relate to domestic and international remedial measures and environmental regulatory compliance requirements such as the Clean Air Act, the Clean Water Act and other applicable governmental requirements.

    We cannot predict our potential costs related to environmental matters and the possible impact on our future operations given the uncertainties regarding the extent of any required cleanups, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of our responsibility. However, these costs could be material. We record accruals for environmental liabilities, based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon reports prepared by environmental specialists and our management's knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation, operation and maintenance of cleanup systems and related capital expenditures. Our accrued liabilities for environmental matters were $31.0 million and $32.5 million at December 31, 2000 and 1999, respectively.

    Although these amounts do not include third-party recoveries, we may be entitled to indemnification from third parties for liabilities relating to certain sites. We believe that this accrual is adequate for the environmental liabilities that we expect to incur. As a result, we believe that our ultimate liability with respect to environmental matters will not have a material adverse effect on our financial position or results of operations. However, we may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of our operations, which could have a material adverse effect on our financial position or results of operations.

FOREIGN AND DOMESTIC OPERATIONS, SEGMENT DATA AND EXPORT SALES

    For information regarding foreign and domestic operations and export sales, see "Item 8--Financial Statements and Supplementary Data--Note 20--Segment and Geographical Financial Information," which is incorporated herein by reference.

EMPLOYEES

    As of December 31, 2000, we had approximately 7,400 full-time employees. We consider relations with our employees to be good. We are a party to several collective bargaining agreements, which do not cover a significant number of employees.

EXECUTIVE OFFICERS OF FISHER

    Our executive officers and their ages and positions are set forth below:

NAME AND TITLE                             AGE                        BUSINESS EXPERIENCE
--------------                           --------   -------------------------------------------------------
Paul M. Montrone                            59      Paul M. Montrone has been our Chairman of the Board
Chairman of the Board                               since March 1998 and our Chief Executive Officer since
Chief Executive Officer                             prior to 1996. He served as our President from prior to
                                                    1996 to 1998. Mr. Montrone is also a director of GenTek
                                                    Inc. (Chairman), the General Chemical Group Inc.
                                                    (manufacturing) (Chairman) and Waste Management, Inc.

Paul M. Meister                             48      Paul M. Meister has been our Vice Chairman of the Board
Vice Chairman of the Board                          and Executive Vice President since March 2001. He
Executive Vice President                            served as our Vice Chairman of the Board, Executive
                                                    Vice President and Chief Financial Officer from March
                                                    1998 to February 2001. He served as our Senior Vice
                                                    President and Chief Financial Officer from prior to
                                                    1996 to March 1998. Mr. Meister is a member of the
                                                    Board of Directors of GenTek Inc. (Vice Chairman), M&F
                                                    Worldwide Corp., General Chemical (Vice Chairman) and
                                                    Minerals Technologies Inc.

David T. Della Penta                        53      David T. Della Penta has been our President and Chief
President and                                       Operating Officer since April 1998. From prior to 1996
Chief Operating Officer                             until April 1998, Mr. Della Penta served as President
                                                    of Nalge Nunc International, a subsidiary of Sybron
                                                    International Corporation (now known as Apogent
                                                    Technologies, Inc.) (medical laboratory device
                                                    manufacturer).

Kevin P. Clark                              38      Kevin P. Clark has been our Vice President and Chief
Vice President and                                  Financial Officer since March 2001. He served as our
Chief Financial Officer                             Vice President and Controller from May 1998 to February
                                                    2001. Mr. Clark served as our Vice President and
                                                    Treasurer from September 1997 to May 1998, and as our
                                                    Assistant Treasurer from prior to 1996 to 1997.

Todd M. DuChene                             37      Todd M. DuChene has been our Vice President, General
Vice President--General Counsel                     Counsel and Secretary since November 1996. He served as
and Secretary                                       Senior Vice President, Secretary and General Counsel of
                                                    OfficeMax, Inc. (retailer) from prior to 1996 to
                                                    November 1996.

ITEM 2.  PROPERTIES

    Our principal executive offices are located in Hampton, New Hampshire. We believe that our property and equipment are generally well maintained, in good operating condition and adequate for our present needs. The inability to renew any short-term real property lease would not have a material adverse effect on our financial statements.

    The following table identifies our principal facilities, which are owned in fee unless otherwise indicated:

U.S. LOGISTICS FACILITIES
Santa Clara, California(a)             Florence, Kentucky
Denver, Colorado(a)                    Agawam, Massachusetts
Delmar (Newark), Delaware              Somerville, New Jersey
Suwanee, Georgia(a)                    Houston, Texas
Hanover Park, Illinois

NON-U.S. FACILITIES
Geel, Belgium........................  Offices, Logistics and Manufacturing
                                       Center
Edmonton, Alberta, Canada............  Offices and Logistics Center
Whitby, Ontario, Canada..............  Logistics Center
Nepean, Ontario, Canada..............  Offices
Markham, Ontario, Canada(a)..........  Offices and Data Center
Maurepas, France.....................  Offices and Logistics Center
Kamen, Germany(a)....................  Logistics Center
Kuala Lumpur, Malaysia(b)............  Offices and Logistics Center
Monterrey, Mexico....................  Offices and Logistics Center
Loughborough, United Kingdom.........  Offices, Logistics and Manufacturing
                                       Center
Schwerte, Germany....................  Manufacturing and Logistics Center
Strasbourg, France...................  Offices and Logistics Center
Queretaro, Mexico....................  Manufacturing
Basel, Switzerland...................  Offices, Logistics and Manufacturing
                                       Center
Horsham, United Kingdom..............  Offices, Logistics and Manufacturing
                                       Center

OTHER PROPERTIES
Hampton, New Hampshire...............  Corporate Offices
Fair Lawn, New Jersey................  Manufacturing
Allentown, Pennsylvania..............  Offices, Logistics and Manufacturing
Pittsburgh, Pennsylvania(a)..........  Offices, Data Center and
                                       Manufacturing
Two Rivers, Wisconsin................  Offices and Manufacturing Center
Indiana, Pennsylvania................  Manufacturing
Somerville, New Jersey...............  Manufacturing
Mountain Home, Arkansas(a)...........  Manufacturing
Conklin, New York....................  Manufacturing
Middletown, Virginia.................  Manufacturing
Rochester, New York..................  Manufacturing
Swedesboro, NJ.......................  Manufacturing

------------------------

(a) Leased

(b) One property owned, one leased

ITEM 3.  LEGAL PROCEEDINGS

    We are a party to various lawsuits and other legal proceedings including some class action and consolidated multi-party product liability actions for products we allegedly distributed. We believe that the ultimate liability with respect to these matters, if any, will not have a material adverse effect on our results of operations and financial position. See
"Item 1--Business--Environmental Matters."

    We are subject to the jurisdiction of various regulatory agencies including, among others, the United States Food and Drug Administration and the Agency for International Development. Various governmental agencies conduct investigations from time to time to examine matters relating to our operations. Some of our operations involve and have involved the handling, manufacture, use or sale of substances that are classified as toxic or hazardous substances within the meaning of applicable environmental laws. Consequently, some risk of environmental and other damage is inherent in particular operations and products as it is with other companies engaged in similar businesses, and we cannot assure you that material damage will not occur or be discovered or be determined to be material in the future. We are currently involved in various stages of investigation and remediation relative to environmental protection matters. We believe that such investigations and expenditures in connection therewith, individually and in the aggregate, will not have a material adverse effect upon our results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders in the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    For information regarding the high and low closing sale prices of our common stock, see "Item 8--Financial Data and Supplementary
Information--Note 23--Unuadited Quarterly Financial Information," which is incorporated herein by reference.

    The last reported sale price of our common stock on the New York Stock Exchange on March 28, 2001 was $34.00 per share. As of March 28, 2001 we had approximately 159 holders of record of our common stock.

DIVIDENDS

    We have not paid a cash dividend during the last three fiscal years. On January 21, 1998, in connection with the Recapitalization (as defined under "Item 8--Financial Statements and Supplementary Data--Note 2--Recapitalization and Merger"), we entered into a Credit Agreement which restricts our ability to pay cash dividends. Accordingly, we do not anticipate paying cash dividends on our common stock at any time in the foreseeable future.

    On December 2, 1998, our Board of Directors resolved to spinoff
ProcureNet Inc. ("ProcureNet"), our wholly-owned outsourcing and supply chain management technology business, to our shareholders. On April 15, 1999, we distributed all of the shares of common stock of ProcureNet to our shareholders, pro rata in proportion to their holdings of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

    This summary of selected financial data for the five years in the period ended December 31, 2000 should be read in conjunction with the Financial Statements presented elsewhere herein. See "Item 8--

Financial Data and Supplementary Information--Note 1--Formation and Background and Note 3--Summary of Significant Accounting Policies" for a further discussion of the basis of presentation, principles of consolidation and defined terms.

                                                             YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                 2000       1999       1998       1997       1996
                                               --------   --------   --------   --------   --------
                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales(a).....................................  $2,622.3   $2,514.5   $2,294.4   $2,213.7   $2,182.8
Income from operations(b)....................     156.3      146.8       22.8       21.1       94.6
SHARE DATA:
Earnings (loss) per common share:
  Basic......................................  $   0.57   $   0.59   $  (1.24)  $  (0.30)  $   0.40
  Diluted....................................      0.51       0.55      (1.24)     (0.30)      0.38
Weighted average shares outstanding:
  Basic......................................      40.1       40.0       40.0      101.5       91.5
  Diluted....................................      44.4       42.8       40.0      101.5      102.5
Dividends declared per common share:.........  $     --   $     --   $     --   $  0.012   $  0.016
BALANCE SHEET DATA (AT END OF YEAR):
Total assets.................................  $1,385.7   $1,402.6   $1,357.6   $1,176.5   $1,262.7
Long-term debt(c)............................     991.1    1,011.1    1,022.0      267.8      281.5

------------------------

(a) We adopted the Financial Accounting Standards Board's Emerging Issues Task Force consensus 00-10 "Accounting for Shipping and Handling Fees and Costs," in the fourth quarter of 2000. Application of this consensus resulted in the reclassification of prior period financial results to reflect shipping and handling fees as revenue and shipping and handling costs as cost of sales. These amounts were previously recorded in selling, general and administrative expense. The reclassifications had no effect on operating or net income.

(b) Income from operations includes $8.4 million of nonrecurring charges in 2000, $11.2 million of nonrecurring charges in 1999, $108.4 million of Recapitalization (as defined under "Item 8--Financial Statements and Supplementary Data--Note 2--Recapitalization and Merger"), restructuring and other nonrecurring charges in 1998, $88.3 million of restructuring and other nonrecurring charges in 1997 and $19.4 million of nonrecurring charges in 1996. See "Item 8--Financial Statements and Supplementary
    Data--Note 19--Restructuring and Other Charges".

(c) The Recapitalization, which was consummated on January 21, 1998, resulted in a significant increase in long-term debt and a decrease in stockholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

    We report our financial results on the basis of three business segments: domestic distribution, international distribution and laboratory workstations. The domestic and international distribution segments engage in the supply, marketing, service and manufacture of scientific, clinical, educational, and occupational health and safety products. The laboratory workstations segment manufactures laboratory workstations, fume hoods and enclosures for technology and communication centers. Until 1999, we operated a fourth segment, technology, which we disposed of through the spinoff of ProcureNet, our former outsourcing and supply chain management technology business, in April 1999 and the sale of our UniKix Technology software business in July 1999.

    In December 1998, we acquired 90% of Bioblock Scientific S.A., a leading distributor of scientific and laboratory instrumentation in France. We acquired the remaining 10% of Bioblock in the first quarter of 1999. From 1998 to 2000, we made other smaller acquisitions of laboratory products distributors and other businesses. We have accounted for all of our acquisitions as purchases, with the operations of the acquired companies and businesses included in our financial statements from the dates of acquisition.

    On February 14, 2001, we acquired the pharmaceutical packaging services business of Covance, which we renamed Fisher Clinical Services. The acquired business enables pharmaceutical and biotechnology companies and other customers to outsource the packaging of presciption drugs used in clinical trials. The purchase price was $137.5 million, which we financed through the sale of receivables under our receivables securitization facility.

    During the first quarter of 2001, we commenced implementation of a streamlining plan aimed at improving our operations, including the reduction of our workforce by approximately 5%. We estimate that the total costs associated with this plan will be approximately $24.0 million to $26.0 million, of which approximately $18.0 million will be recorded as a restructuring charge in the first quarter of 2001.

RESULTS OF OPERATIONS

    The following table sets forth our sales and income (loss) from operations by segment (in millions):

                                                                                        INCOME (LOSS) FROM
                                                             SALES                          OPERATIONS
                                                 ------------------------------   ------------------------------
                                                    YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                 ------------------------------   ------------------------------
                                                   2000       1999       1998       2000       1999       1998
                                                 --------   --------   --------   --------   --------   --------
Domestic distribution..........................  $2,164.0   $1,992.9   $1,864.7    $140.5     $123.5     $113.2
International distribution.....................     451.0      478.8      421.1       9.7        7.8       (1.5)
Laboratory workstations........................     156.0      182.6      151.7       4.2       24.7       21.0
Technology.....................................        --         --         --        --      (11.3)     (15.1)
                                                 --------   --------   --------    ------     ------     ------
Segment sub-total..............................   2,771.0    2,654.3    2,437.5     154.4      144.7      117.6
Recapitalization-related costs.................        --         --         --        --         --      (71.0)
Restructuring and other (charges) credits......        --         --         --       2.0        1.5      (23.6)
Eliminations...................................    (148.7)    (139.8)    (143.1)     (0.1)       0.6       (0.2)
                                                 --------   --------   --------    ------     ------     ------
Total..........................................  $2,622.3   $2,514.5   $2,294.4    $156.3     $146.8     $ 22.8
                                                 ========   ========   ========    ======     ======     ======

2000 AS COMPARED WITH 1999

    SALES. Sales for the year ended December 31, 2000 increased 4.3% to $2,622.3 million from $2,514.5 million in 1999. Excluding the impact of foreign exchange, sales increased 5.9% for the year ended December 31, 2000. Sales growth in the domestic distribution segment was primarily due to internal sales growth. Sales decline in the international distribution segment was due entirely to weaker foreign currencies, primarily the euro, in 2000 compared to 1999. Excluding the $35.1 million negative impact of changes in foreign exchange rates, international distribution sales grew by 1.5% for the year ended December 31, 2000. Sales decline in the laboratory workstations segment was due primarily to a slowdown in the industrial research laboratory construction market.

    GROSS PROFIT. Gross profit for the year ended December 31, 2000 increased 3.1% to $648.3 million from $629.1 million in 1999. This increase resulted primarily from higher volume, which was partially offset by a decrease in gross profit margins. Gross profit as a percentage of sales decreased to 24.7% for the year ended December 31, 2000 from 25.0% in 1999. The reduction in gross profit as a percentage of sales was primarily due to a decline in sales in the laboratory workstations segment, coupled with a change in product mix. Gross profit in 1999 was negatively affected by a $5.3 million inventory write-off as a result of a change in our product portfolio.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the year ended December 31, 2000 increased 4.6% to $494.0 million from $472.5 million in 1999. The increase in selling, general and administrative expense in 2000 was primarily due to increased sales volume. Selling, general and administrative expense for the year ended December 31, 2000 includes $10.4 million of nonrecurring costs consisting of $5.5 million of costs incurred by the domestic distribution segment for business combinations that were not consummated, $3.7 million of noncash compensation expense relating to a one-time change in the terms of certain stock options, and $1.2 million of expenses related to targeted workforce reductions. For the year ended December 31, 1999, selling, general and administrative expense included $2.2 million of nonrecurring costs associated with our long-term restructuring plans. Excluding these nonrecurring costs, selling, general and administrative expense as a percentage of sales decreased to 18.4% for the year ended December 31, 2000 compared with 18.7% in 1999.

    RESTRUCTURING AND OTHER CHARGES. In the third quarter of 2000, we recorded a restructuring credit of $2.0 million, which consisted of a $0.7 million reversal of the restructuring charge recorded in 1999 due to revised estimates of severance and related obligations and a $1.3 million reversal of restructuring charges recorded in years prior to 1999 due to revised estimates. In the fourth quarter of 1999, we recorded a $1.5 million net restructuring credit, which consisted of a $2.1 million restructuring charge related to our long-term restructuring plan and a $3.6 million reversal of prior period restructuring charges due to revised estimates. The 1999 restructuring charge reflected consolidation and downsizing of our German operations, which are included in our international distribution segment. This charge resulted from a plan that was adopted in December 1999. The charge related to severance and related costs for the termination of approximately 22 warehouse, customer service, and sales employees. This plan was substantially complete at December 31, 2000 and the remaining accrual of $0.4 is expected to be fully expended during 2001. The $3.6 million reversal of prior period restructuring charges consists of a $3.0 million reduction of severance due to organizational changes and voluntary separations that occurred during 1999 which were not anticipated in prior periods and a $0.6 million reduction due to revised estimates for the closing of logistics centers in the United States.

    INCOME FROM OPERATIONS. Income from operations for the year ended December 31, 2000 increased to $156.3 million from $146.8 million in 1999, primarily for the reasons discussed above. Excluding restructuring and other nonrecurring costs of $8.4 million in 2000 and $11.2 million in 1999, income from operations increased to $164.7 million in 2000 from $158.0 million in 1999.

    INTEREST EXPENSE. Interest expense for the year ended December 31, 2000 decreased to $99.1 million from $104.2 million in 1999. The decrease was primarily the result of a reduction in the amount of receivables sold under our receivables securitization facility during 2000 and favorable rate fluctuations on our interest rate swap agreements.

    OTHER (INCOME) EXPENSE, NET. Other (income) expense, net for the year ended December 31, 2000 decreased to $19.4 million of expense from $15.2 million of income in 1999. We recorded a charge of $23.6 million in the fourth quarter of 2000 related to the write-down to fair market value of investments in certain Internet-related ventures. The majority of this charge related to our investment in ProcureNet, which we spun off in April 1999. The charge was triggered primarily by market conditions that adversely impacted ProcureNet's cash flows. The 1999 period includes a gain on the sale of the UniKix Technology software business, gains from the sale of property, plant and equipment and a gain from the undesignated portion of our interest rate swap.

    INCOME TAX PROVISION. The income tax provision for the year ended December 31, 2000 decreased to $15.1 million from $34.4 million in 1999. The effective tax rate was 40.0% for 2000 compared with

59.5% for 1999. The decrease in the effective tax rate in 2000 is primarily due to the implementation of domestic and international tax planning initiatives and a reduction in foreign losses for which no tax benefits are recorded.

    NET INCOME. Net income for the year ended December 31, 2000 decreased to $22.7 million from $23.4 million in 1999 for the reasons discussed above.

1999 AS COMPARED WITH 1998

    SALES. Sales for the year ended December 31, 1999 increased 9.6% to $2,514.5 million from $2,294.4 million in 1998. Sales growth in the domestic distribution and laboratory workstations segments in 1999 was primarily due to internal sales growth as well as the inclusion of sales of companies acquired in the second half of 1998 and the first quarter of 1999. Sales growth in the international distribution segment was predominantly due to the inclusion of sales of acquired companies.

    GROSS PROFIT. Gross profit for the year ended December 31, 1999 increased 9.7% to $629.1 million from $573.4 million in 1998, primarily as a result of increased sales volume. Gross profit as a percentage of sales was 25.0% in 1999 and 1998. Gross profit in 1999 was negatively affected by a $5.3 million inventory write-off as a result of a change in our product portfolio. Gross profit in 1998 was negatively affected by $2.7 million of charges for adjustments of certain domestic and international inventory reserves related to the 1998 restructuring charge discussed below. Gross profit, excluding these charges, increased to 25.2% of sales in 1999 from 25.1% in 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the year ended December 31, 1999 increased 7.2% to $472.5 million from $440.9 million in 1998. The increase in selling, general and administrative expense in 1999 was primarily due to the selling, general and administrative expense of companies acquired during the second half of 1998 and the first quarter of 1999 and increased sales volume. Selling, general and administrative expense in both periods includes nonrecurring costs associated with the temporary duplication of operations, relocation of inventories and employees, hiring and training new employees, and other nonrecurring costs associated with our long-term restructuring plans and management retention payments related to our Recapitalization. For 1999, $2.2 million of these costs were included in selling, general and administrative expense compared with $7.6 million in 1998. Excluding these nonrecurring costs, selling, general and administrative expense as a percentage of sales was 18.7% in 1999 and 18.9% in 1998.

    RECAPITALIZATION-RELATED COSTS. During the first quarter of 1998, we recorded $71.0 million of expenses consisting primarily of noncash compensation expense relating to the conversion of employee stock options, the implementation of certain executive severance agreements and the grant of options to certain executives in accordance with the terms of our Recapitalization.

    RESTRUCTURING AND OTHER CHARGES. In the fourth quarter of 1998, we recorded $23.6 million of restructuring and other charges, which included $26.5 million of charges related to our long-term restructuring plan and $2.9 million of reversals for adjustments to prior period restructuring charges due to revised estimates. In 1998, restructuring and other charges included international asset impairment charges attributable to the economic slowdown in the Far East, write-offs of information systems due to a change in management's global information system strategy, and employee separation and other exit costs due to a restructuring of our management team in the United States and Europe and selected components of our sales force. These charges consisted of $13.6 million related to noncash asset impairments, $12.0 million of accruals for employee separation arrangements and $0.9 million of exit costs. The 1998 restructuring plan was substantially completed during 1999. The remaining accruals of $1.1 million for long-term severance arrangements are expected to be expended during 2001.

    LOSS FROM OPERATIONS TO BE DISPOSED OF. In December 1998 our Board of Directors approved a plan to dispose of our technology business segment. The disposition was completed through the spinoff of ProcureNet in April 1999 and the sale of the UniKix Technology software business in July 1999. The results of operations of this segment are reported separately in our statement of operations. Loss from operations to be disposed of decreased to $11.3 million for the year ended December 31, 1999 from $15.1 million in 1998. The decrease was primarily due to a decrease in the operating losses of ProcureNet and the UniKix Technology software business during 1999 due to their dispositions. The 1999 period includes a $5.2 million write-off of in-process research and development costs associated with an acquisition made during the first quarter of 1999, while the 1998 period includes $3.5 million of restructuring and other nonrecurring costs.

    INCOME FROM OPERATIONS. Income from operations for the year ended December 31, 1999 increased to $146.8 million from $22.8 million in 1998, primarily for the reasons discussed above. Excluding recapitalization-related, restructuring and other charges and nonrecurring costs of $11.2 million in 1999 and $108.4 million in 1998, income from operations for 1999 increased to $158.0 million from $131.2 million in 1998.

    INTEREST EXPENSE. Interest expense for the year ended December 31, 1999 increased to $104.2 million from $90.3 million in 1998. The increase was primarily the result of a full year of interest expense in 1999 resulting from the January 1998 recapitalization and additional indebtedness resulting from our issuance of $200.0 million principal amount of 9% Senior Subordinated Notes in November 1998, both partially offset by one-time charges of $6.5 million in the first quarter of 1998 related to the consummation of the Recapitalization.

    OTHER (INCOME) EXPENSE, NET. Other (income) expense, net for the year ended December 31, 1999 increased to $15.2 million of income from $7.2 million of income in 1998. The increase in income in 1999 was primarily due to a gain on the sale of the UniKix Technology software business, gains from the sale of property, plant and equipment associated with our consolidation plans and a gain from the undesignated portion of our interest rate swap.

    INCOME TAX PROVISION (BENEFIT). The income tax provision (benefit) was $34.4 million for the year ended December 31, 1999 compared with ($10.8) million in 1998. The effective tax rate was 59.5% for 1999. Excluding the $71.0 million of Recapitalization-related costs, of which a portion was nondeductible, the effective tax rate for 1998 was 152.7%. The decrease in the effective tax rate was due to reductions in foreign losses for which no tax benefits are recognized and the restructuring of foreign operations to permit the recognition of tax benefits on losses.

    NET INCOME (LOSS). Net income for the year ended December 31, 1999 increased to $23.4 million from a loss of $49.5 million in 1998 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 2000, our operations generated $107.2 million of cash compared with $124.7 million for 1999. The decrease in cash generated from operations in 2000 is primarily due to increased investments in working capital, partially offset by an increase in cash generated from net income, adjusted for noncash items. We do not expect our working capital requirements for our continuing operations to significantly increase in 2001.

    During the year ended December 31, 2000, we used $57.1 million of cash for investing activities, compared with $62.5 million in 1999. We used $23.1 million for acquisitions in 2000, primarily for a manufacturing facility. During 1999, we completed two acquisitions and acquired the remaining shares of Bioblock Scientific S.A. for an aggregate net purchase price of $34.4 million. Capital expenditures decreased to $29.4 million in 2000 compared to $41.1 million in 1999. The decrease in 2000 was due to lower spending on information systems due to reduced spending for the Year 2000 issue and lower spending on facilities. We anticipate 2001 capital expenditures to exceed the 1999 level due primarily to increased facility spending and capital expenditures related to our February 2001 acquisition of Covance's pharmaceutical packaging services business. Proceeds from the sale of property, plant and equipment decreased to $1.7 million in 2000 from $16.0 million in 1999. In 1999, we received proceeds from the sale of the UniKix Technology software business and from fixed asset sales resulting from our long-term warehouse consolidation strategy. Our investing activities in 2000 and 1999 were funded with cash on hand and cash generated from operating activities.

    We financed the $137.5 million purchase price for the acquisition of Covance's pharmaceutical packaging services business in February 2001 through the sale of receivables under our receivables securitization facility. We intend to continue to pursue acquisitions of complementary businesses that will enhance our growth and profitability. We currently have no commitment, understanding or arrangement relating to any additional material acquisitions.

    In August 2000, we became a founding member of the New Health Exchange, an internet health exchange founded by AmeriSource Health Corporation, Cardinal Health, Inc., McKesson HBOC, Inc., and ourselves. Pursuant to the Limited Liability Company Agreement, we have committed to invest approximately
$6.5 million in this entity in exchange for an approximate 13% ownership interest. Through December 31, 2000, we have funded $2.2 million of our commitment and anticipate fulfilling the remaining commitment during 2001.

    Cash used in financing activities decreased to $32.8 million in 2000 compared with $74.1 million in 1999. Financing activities primarily related to reductions in the amount of receivables sold under our receivables securitization facility of $21.7 million in 2000 and $83.5 million in 1999.

    You should refer to "Item 8--Financial Statements and Supplementary Data--Note 12--Debt" for a description of our debt agreements. At December 31, 2000, we had $124.6 million of available borrowing capacity under our revolving credit facility, net of $50.4 million in letters of credit outstanding. At December 31, 2000, the unused portion of our receivables securitization facility was $170.0 million. As discussed above, we used $137.5 of this amount to finance the acquisition of our pharmaceutical packaging services business in February 2001.

    We expect that cash flows from operations, together with cash on hand and funds available under our existing credit facilities, will be sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next twelve months.

EUROPEAN ECONOMIC AND MONETARY UNION

    We conduct business in many of the 12 countries that have agreed to join the European Economic and Monetary Union and, among other things, adopt a single currency called the euro. On January 1, 1999, a three-year transition period for the euro began and the conversion rates between the euro and the national currencies were fixed. Business enterprises have the option of switching to the single currency at any time prior to January 1, 2002. In connection with the upgrade of our management information systems, we incorporated the necessary changes to allow us to conduct business in euros and the national currencies during the transition period and entirely in euros thereafter. We are not able to estimate or segregate the costs relating to the conversion to the euro, but management does not believe that such costs were material. We do not anticipate that the conversion to the euro will have a material impact on our future results of operations.

ACCOUNTING PRONOUNCEMENTS

    We adopted the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force Consensus 00-10 "Accounting for Shipping and Handling Fees and Costs," in the fourth quarter of 2000. Application of this consensus resulted in the reclassification of prior period financial results to reflect shipping and handling fees as revenue and shipping and handling costs as cost of sales. These amounts were previously recorded in selling, general and administrative expense. The reclassifications had no effect on operating or net income.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Our adoption of SAB 101 in the fourth quarter of fiscal 2000 did not have a material effect on our financial position or results of operations.

    In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," subsequently amended by SFAS No. 137 and SFAS No. 138, which will be effective for us beginning January 1, 2001. SFAS 133 requires us to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133, as amended by SFAS 138, as of January 1, 2001 resulted in a transition adjustment of approximately $1 million as a reduction in other comprehensive income.

CONTROL OF THE COMPANY

    As a result of the Recapitalization, certain affiliates of THL ("THL Entities"), JP Morgan Partners (BHCA) ("JP Morgan"), Merrill Lynch & Co. ("Merrill Lynch") and Credit Suisse First Boston (USA), Inc. formerly known as Donaldson, Lufkin and Jenrette, Inc. ("CSFB" and, together with the THL Entities, JP Morgan and Merrill Lynch, the "Equity Investors") own 78.3% of our issued and outstanding common stock, with the THL Entities owning 50.1% of such outstanding stock. Accordingly, the Equity Investors have significant control over us and have the power to elect a majority of our directors, appoint new management and approve any action requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets. These Equity Investors and certain members of management entered into an Investor's Agreement dated January 21, 1998, as amended (the "Investor's Agreement"). The Investor's Agreement provides that our Board of Directors will comprise at least 9, but not more than 10 directors, four of whom will be appointed by the THL Entities, one of whom will be appointed by DLJ Merchant Banking Partners II, L.P., one of whom will be Mr. Paul M. Montrone and one of whom will be Mr. Paul M. Meister. The directors elected pursuant to the Investors' Agreement will have the authority to make decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. There can be no assurance that the interests of the Equity Investors will not conflict with the interests of our other shareholders.

CAUTIONARY FACTORS REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions including, among other things:

     1. our outstanding indebtedness and leverage, and the restrictions imposed by our indebtedness;

     2. the effects of domestic and international economic and business conditions on our businesses;

     3. the high degree of competition of certain of our businesses, and the potential for new competitors to enter into these businesses;

     4. the extent to which we undertake new acquisitions or enter into strategic joint ventures or partnerships;

     5. future modifications to existing laws and regulations affecting the environment;

     6. discovery of unknown contingent liabilities, including environmental contamination at our facilities;

     7. fluctuations in interest rates and in foreign currency exchange rates;

     8. availability, or increases in the cost, of raw materials and other inputs used to make our products;

     9. the loss of major customers or suppliers; and

    10. our ability to obtain sufficient resources to finance our working capital and capital expenditure needs.

    Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements. All forward-looking statements reflect our management's present expectations of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

    You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

    For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We operate manufacturing and logistical facilities as well as offices around the world and utilize fixed and floating rate debt to finance our global operations. As a result, we are subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. We believe the political and economic risks related to our foreign operations are mitigated due to the stability of the countries in which our largest foreign operations are located.

    In the normal course of business, we use derivative financial instruments, including interest rate swaps and foreign currency forward exchange contracts to manage our market risks. Additional information regarding our financial instruments is contained in "Item 8--Financial Statements and Supplementary Data--Note 6--Fair Value of Financial Instruments and Note 12--Debt." Our objective in managing our exposure to changes in interest rates is to limit the impact of these changes on earnings and cash flow and to lower our overall borrowing costs. Our objective in managing our exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flow associated with these changes. Our principal currency exposures are in the major European currencies and in the Canadian dollar. We do not hold derivatives for trading purposes.

    We measure our market risk related to our holdings of financial instruments based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change in interest and currency exchange rates. We used year-end market rates on our financial instruments to perform the sensitivity analysis. We do not include items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits in the analysis.

    Our primary interest rate exposures relate to our cash, fixed and variable rate debt and interest rate swaps. The potential loss in fair values is based on an immediate change in the net present values of our interest rate sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would not have had a material impact on our fair values, cash flows or earnings for either 2000 or 1999.

    Our primary currency rate exposures are to our intercompany debt, cash and foreign currency forward contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in the currency exchange rates would not have had a material impact on our fair values, cash flows or earnings for either 2000 or 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGES
                                                              --------
Independent Auditors' Report................................     21

Statement of Operations for the years ended December 31,
  2000, 1999, and 1998......................................     22

Balance Sheet at December 31, 2000 and 1999.................     23

Statement of Cash Flows for the years ended December 31,
  2000, 1999, and 1998......................................     24

Statement of Changes in Stockholders' Equity (Deficit) and
  Comprehensive Income (Loss) for the years ended December
  31, 2000, 1999, and 1998..................................     25

Notes to Financial Statements...............................     26

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Fisher Scientific International Inc.:

    We have audited the accompanying balance sheet of Fisher Scientific International Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, cash flows, and changes in stockholders' equity (deficit) and comprehensive income (loss) for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements present fairly, in all material respects, the financial position of Fisher Scientific International Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York

February 2, 2001

(February 14, 2001 as to Note 22)

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                            STATEMENT OF OPERATIONS

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                            ------------------------------------
                                                               2000         1999         1998
                                                            ----------   ----------   ----------
Sales.....................................................  $ 2,622.3    $ 2,514.5    $ 2,294.4
Cost of sales.............................................    1,974.0      1,885.4      1,721.0
Selling, general and administrative expense...............      494.0        472.5        440.9
Recapitalization-related costs............................       --           --           71.0
Restructuring and other charges (credits).................       (2.0)        (1.5)        23.6
Loss from operations to be disposed of....................       --           11.3         15.1
                                                            ----------   ----------   ----------
Income from operations....................................      156.3        146.8         22.8
Interest expense..........................................       99.1        104.2         90.3
Other (income) expense, net...............................       19.4        (15.2)        (7.2)
                                                            ----------   ----------   ----------
Income (loss) before income taxes.........................       37.8         57.8        (60.3)
Income tax provision (benefit)............................       15.1         34.4        (10.8)
                                                            ----------   ----------   ----------
Net income (loss).........................................  $    22.7    $    23.4    $   (49.5)
                                                            ==========   ==========   ==========
Net income (loss) per common share:
  Basic...................................................  $     0.57   $     0.59   $   (1.24)
                                                            ==========   ==========   ==========
  Diluted.................................................  $     0.51   $     0.55   $   (1.24)
                                                            ==========   ==========   ==========

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                                 BALANCE SHEET

                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $   66.0   $   50.3
  Receivables, net..........................................     296.8      286.1
  Inventories...............................................     224.2      223.3
  Other current assets......................................      63.6       75.1
                                                              --------   --------
    Total current assets....................................     650.6      634.8
  Property, plant and equipment.............................     251.3      247.5
  Goodwill..................................................     334.2      356.2
  Other assets..............................................     149.6      164.1
                                                              --------   --------
    Total assets............................................  $1,385.7   $1,402.6
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term debt...........................................  $   47.6   $   41.7
  Accounts payable..........................................     308.5      307.6
  Accrued and other current liabilities.....................     151.7      170.2
                                                              --------   --------
    Total current liabilities...............................     507.8      519.5
  Long-term debt............................................     991.1    1,011.1
  Other liabilities.........................................     198.5      202.6
                                                              --------   --------
    Total liabilities.......................................   1,697.4    1,733.2
                                                              --------   --------
  Commitments and contingencies (Note 13)...................        --         --
                                                              --------   --------
  Stockholders' deficit:
    Preferred stock ($0.01 par value; 15,000,000 shares
      authorized,
      none outstanding).....................................        --         --
    Common stock ($0.01 par value; 100,000,000 shares
      authorized; 40,132,296 and 40,096,605 shares issued;
      and 40,116,389 and 40,052,940 shares outstanding, at
      December 31, 2000 and 1999, respectively).............       0.4        0.4
    Capital in excess of par value..........................     326.0      315.8
    Accumulated deficit.....................................    (571.9)    (594.6)
    Accumulated other comprehensive loss....................     (65.9)     (51.6)
    Treasury stock, at cost, (15,907 and 43,665 shares at
      December 31, 2000 and 1999, respectively).............      (0.3)      (0.6)
                                                              --------   --------
        Total stockholders' deficit.........................    (311.7)    (330.6)
                                                              --------   --------
        Total liabilities and stockholders' deficit.........  $1,385.7   $1,402.6
                                                              ========   ========

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
                            STATEMENT OF CASH FLOWS

                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................   $ 22.7     $ 23.4     $(49.5)
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
    Recapitalization-related costs, net of cash expended....       --         --       70.5
    Restructuring and other charges (credits)...............     (2.0)      (1.5)      23.6
    Depreciation and amortization...........................     63.6       62.4       53.0
    Write down of investments...............................     23.6         --         --
    Other non-cash expenses.................................      6.3        1.5         --
    (Gain) loss on sale of property, plant and equipment and
      write-offs............................................      0.6       (8.0)      (2.5)
    Deferred income taxes...................................      2.3       20.5      (17.8)
    Changes in working capital:
      Receivables, net......................................      6.8        2.0        2.3
      Inventories...........................................      5.9       (4.0)      10.8
      Other current assets..................................      7.5      (10.8)      (4.6)
      Accounts payable......................................      2.8       60.7       45.3
      Accrued and other current liabilities.................     (6.1)     (11.0)      33.2
    Net cash flow from operations to be disposed of.........       --        2.6        0.4
    Other assets and liabilities............................    (26.8)     (13.1)     (14.8)
                                                               ------     ------     ------
      Cash provided by operating activities.................    107.2      124.7      149.9
                                                               ------     ------     ------
Cash flows from investing activities:
    Acquisitions, net of cash acquired......................    (23.1)     (34.4)    (172.7)
    Capital expenditures....................................    (29.4)     (41.1)     (67.2)
    Proceeds from sale of property, plant and equipment.....      1.7       16.0        8.1
    Other investments.......................................     (6.3)      (3.0)        --
                                                               ------     ------     ------
      Cash used in investing activities.....................    (57.1)     (62.5)    (231.8)
                                                               ------     ------     ------
Cash flows from financing activities:
  Common stock repurchased and conversion of options to
    cash....................................................       --         --     (955.1)
  Proceeds from common stock sold to FSI....................       --         --      303.0
  Financing-related fees and expenses.......................       --         --      (72.2)
  Changes in amounts sold under the accounts receivable
    securitization, net.....................................    (21.7)     (83.5)     105.2
  Acquisition of treasury stock.............................       --       (0.1)      (0.5)
  Long-term debt proceeds...................................      8.1        9.1      947.2
  Long-term debt payments...................................    (20.9)     (10.1)    (190.8)
  Change in short-term debt, net............................      1.3       10.2       (8.0)
  Proceeds from stock options exercised.....................      0.4        0.3        0.5
                                                               ------     ------     ------
      Cash provided by (used in) financing activities.......    (32.8)     (74.1)     129.3
                                                               ------     ------     ------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (1.6)      (3.4)        --
                                                               ------     ------     ------
Net change in cash and cash equivalents.....................     15.7      (15.3)      47.4
Cash and cash equivalents--beginning of year................     50.3       65.6       18.2
                                                               ------     ------     ------
Cash and cash equivalents--end of year......................   $ 66.0     $ 50.3     $ 65.6
                                                               ======     ======     ======
Supplemental Cash Flow Information:
Cash paid during the year for:
  Income taxes, net of refunds..............................   $  1.8     $ 16.0     $  7.7
                                                               ======     ======     ======
  Interest..................................................   $ 93.2     $ 97.7     $ 64.3
                                                               ======     ======     ======

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        AND COMPREHENSIVE INCOME (LOSS)
                                 (IN MILLIONS)

                                                           CAPITAL                  SHARES TO                 ACCUMULATED
                                                             IN         SHARES         BE        RETAINED        OTHER
                                                COMMON    EXCESS OF   DEPOSITED    DISTRIBUTED   EARNINGS    COMPREHENSIVE
                                                STOCK     PAR VALUE    IN TRUST    FROM TRUST    (DEFICIT)   INCOME (LOSS)
                                               --------   ---------   ----------   -----------   ---------   -------------
Balance at January 1, 1998                      $ 0.2      $ 278.9      $ (6.1)       $  --       $  96.7       $(22.6)
  Net loss...................................      --           --          --           --         (49.5)          --
  Foreign currency translation adjustment....      --           --          --           --            --          2.9
    Subtotal--comprehensive loss.............      --           --          --           --            --           --
  Five-for-one stock split...................     0.3         (0.3)         --           --            --           --
  Common stock issued........................      --          0.5          --           --            --           --
  Acquisition of treasury stock..............      --           --          --           --            --           --
  Reversal of changes in market value of
    common stock held in trust...............      --           --         4.3           --            --           --
  Reclass from other liabilities.............      --           --          --         29.8            --           --
  Recapitalization--related activity:
    Common stock repurchased and conversion
      of options to cash.....................    (0.2)      (268.7)         --           --        (686.2)          --
    Shares deposited in trust................      --           --       (28.0)          --            --           --
    Equity contribution by FSI...............     0.1        302.9          --           --            --           --
    Conversion of employee stock options.....      --           --          --           --          55.7           --
    Recapitalization fees and expenses.......      --           --          --           --         (34.9)          --
                                                -----      -------      ------        -----       -------       ------

Balance at December 31, 1998.................     0.4        313.3       (29.8)        29.8        (618.2)       (19.7)
  Net income.................................      --           --          --           --          23.4           --
  Foreign currency translation adjustment....      --           --          --           --            --        (32.4)
  Minimum pension liability..................      --           --          --           --            --          0.5
    Subtotal--comprehensive loss.............      --           --          --           --            --           --
  Proceeds from stock options................      --          0.3          --           --            --           --
  Compensation related to the grant of stock
    options..................................      --          2.2          --           --            --           --
  Distribution of ProcureNet to
    stockholders.............................      --           --          --           --           0.2           --
  Trust activity.............................      --           --        (0.1)         0.1            --           --
  Acquisition of treasury stock..............      --           --          --           --            --           --
                                                -----      -------      ------        -----       -------       ------

Balance at December 31, 1999.................     0.4        315.8       (29.9)        29.9        (594.6)       (51.6)
  Net income.................................      --           --          --           --          22.7           --
  Foreign currency translation adjustment....      --           --          --           --            --        (14.3)
  Unrealized investment gain.................      --           --          --           --            --          0.3
  Minimum pension liability..................      --           --          --           --            --         (0.3)
    Subtotal--comprehensive income...........      --           --          --           --            --           --
  Proceeds from stock options................      --          0.4          --           --            --           --
  Tax benefit from stock options.............      --          0.3          --           --            --           --
  Compensation related to the grant of stock
    options..................................      --          5.0          --           --            --           --
  Expiration of put (See Note 18)............      --          4.5          --           --            --           --
  Trust activity.............................      --           --        (0.2)         0.2            --           --
  Issuance of treasury stock.................      --           --          --           --            --           --
                                                -----      -------      ------        -----       -------       ------
Balance at December 31, 2000.................   $ 0.4      $ 326.0      $(30.1)       $30.1       $(571.9)      $(65.9)
                                                =====      =======      ======        =====       =======       ======


                                               TREASURY              COMPREHENSIVE
                                                STOCK      TOTAL     INCOME (LOSS)
                                               --------   --------   -------------
Balance at January 1, 1998                      $  --     $ 347.1
  Net loss...................................      --       (49.5)      $ (49.5)
  Foreign currency translation adjustment....      --         2.9           2.9
                                                                        -------
    Subtotal--comprehensive loss.............      --          --       $ (46.6)
                                                                        =======
  Five-for-one stock split...................      --          --
  Common stock issued........................      --         0.5
  Acquisition of treasury stock..............    (0.5)       (0.5)
  Reversal of changes in market value of
    common stock held in trust...............      --         4.3
  Reclass from other liabilities.............      --        29.8
  Recapitalization--related activity:
    Common stock repurchased and conversion
      of options to cash.....................      --      (955.1)
    Shares deposited in trust................      --       (28.0)
    Equity contribution by FSI...............      --       303.0
    Conversion of employee stock options.....      --        55.7
    Recapitalization fees and expenses.......      --       (34.9)
                                                -----     -------
Balance at December 31, 1998.................    (0.5)     (324.7)
  Net income.................................      --        23.4       $  23.4
  Foreign currency translation adjustment....      --       (32.4)        (32.4)
  Minimum pension liability..................      --         0.5           0.5
                                                                        -------
    Subtotal--comprehensive loss.............      --          --       $  (8.5)
                                                                        =======
  Proceeds from stock options................      --         0.3
  Compensation related to the grant of stock
    options..................................      --         2.2
  Distribution of ProcureNet to
    stockholders.............................      --         0.2
  Trust activity.............................      --          --
  Acquisition of treasury stock..............    (0.1)       (0.1)
                                                -----     -------
Balance at December 31, 1999.................    (0.6)     (330.6)
  Net income.................................      --        22.7       $  22.7
  Foreign currency translation adjustment....      --       (14.3)        (14.3)
  Unrealized investment gain.................      --         0.3           0.3
  Minimum pension liability..................      --        (0.3)         (0.3)
                                                                        -------
    Subtotal--comprehensive income...........      --          --       $   8.4
                                                                        =======
  Proceeds from stock options................      --         0.4
  Tax benefit from stock options.............      --         0.3
  Compensation related to the grant of stock
    options..................................      --         5.0
  Expiration of put (See Note 18)............      --         4.5
  Trust activity.............................      --          --
  Issuance of treasury stock.................     0.3         0.3
                                                -----     -------
Balance at December 31, 2000.................   $(0.3)    $(311.7)
                                                =====     =======

              See the accompanying notes to financial statements.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--FORMATION AND BACKGROUND

    Fisher Scientific International Inc. ("Fisher" or the "Company") was incorporated in September 1991. The Company's operations are conducted throughout North and South America, Europe, the Far East, the Middle East and Africa directly or through one or more subsidiaries, joint ventures, agents, or dealers. The Company is managed in three business segments: domestic distribution, international distribution, and laboratory workstations. The domestic and international distribution segments engage in the supply, marketing, service and manufacture of scientific, clinical, educational, and occupational health and safety products. The laboratory workstations segment manufactures laboratory workstations, fume hoods and enclosures for technology and communication centers.

    Fisher provides more than 600,000 products and services for research and analytical testing, healthcare, science education and occupational safety in approximately 145 countries. The Company serves scientists engaged in biomedical, biotechnology, pharmaceutical, chemical and other fields of research and development, and is a supplier to clinical laboratories, hospitals, healthcare alliances, physicians' offices, environmental testing centers, remediation companies, quality-control laboratories and many other customers. The Company's largest supplier represents approximately 10% of 2000 sales.

NOTE 2--RECAPITALIZATION AND MERGER

    On January 21, 1998, approximately 87% of the fully diluted shares of common stock of Fisher were converted into the right to receive $9.65 per share in cash (approximately $955 million in the aggregate) pursuant to the Second Amended and Restated Agreement and Plan of Merger dated as of November 14, 1997, amending an Agreement and Plan of Merger dated August 7, 1997 (as amended, the "Merger Agreement") between the Company and FSI Merger Corp. ("FSI"), a Delaware corporation formed by Thomas H. Lee Company ("THL"), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively, the "Recapitalization"). The Recapitalization established an election process that provided stockholders the right to elect, subject to proration, for each share of Fisher common stock held, to either receive $9.65 in cash or retain one share of common stock, $0.01 par value ("Common Stock"), in the recapitalized company. Vesting of all outstanding options was accelerated.

    As part of the Recapitalization, the Company recorded $71.0 million of expenses consisting primarily of noncash compensation expense relating to the conversion of employee stock options, the implementation of certain executive employment agreements and the grant of options to certain executives in accordance with the terms of the Recapitalization.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The financial statements contain the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions are eliminated.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of acquisition.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES--Inventories are valued at the lower of cost or market, cost being determined principally by the last-in, first-out ("LIFO") method for the majority of the subsidiaries included in the domestic distribution segment and by the first-in, first-out ("FIFO") method for all other subsidiaries.

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment is recorded at cost and is generally depreciated based upon the following estimated useful lives: buildings and improvements 5 to 33 years and machinery, equipment and other 3 to 12 years. Depreciation is computed principally using the straight-line method.

    GOODWILL--Goodwill is being amortized on a straight-line basis over 5 to 40 years. The amounts presented are net of accumulated amortization of $83.1 million and $73.0 million at December 31, 2000 and 1999, respectively.

    INTANGIBLE ASSETS--Net intangible assets of $24.6 million and $21.3 million at December 31, 2000 and 1999, respectively, are being amortized on a straight-line basis over their estimated useful lives, ranging up to 20 years, are included in Other Assets and are stated net of accumulated amortization of $21.3 million and $19.0 million at December 31, 2000 and 1999, respectively. During 2000, 1999, and 1998, the Company recorded amortization expense of $3.0 million, $3.2 million, and $3.7 million, respectively.

    IMPAIRMENT OF LONG-LIVED ASSETS--Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the quoted market price, if available, or the anticipated undiscounted operating cash flow generated by those assets are less than the assets' carrying value. An impairment charge is recorded for the difference between the fair value and carrying value of the asset.

    REVENUE RECOGNITION--The Company recognizes revenue from product sales consistent with the related shipping terms, generally at the time products are shipped.

    DEFERRED DEBT ISSUE COSTS--Deferred debt issue costs of $27.6 million and $32.3 million at December 31, 2000 and 1999, respectively, relate to the Company's 9% Notes, 7 1/8% Notes and Credit Facility debt. Deferred debt issue costs are included in Other Assets and are amortized using the effective interest rate method over the term of the related debt. During 2000, 1999, and 1998, the Company recorded amortization expense of $4.6 million, $4.4 million, and $4.8 million, respectively.

    OTHER (INCOME) EXPENSE, NET represents interest income on cash and cash equivalents and other non-operating income and expense items.

    FOREIGN CURRENCY TRANSLATION--Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included in a separate component of stockholders' deficit. Gains and losses resulting from foreign currency transactions are reported on the income statement line item "other (income) expense, net," when recognized.

    FINANCIAL INSTRUMENTS--The Company enters into forward currency contracts to hedge exposure to fluctuations in foreign currency rates. Gains and losses on the Company's forward currency contracts generally offset gains and losses on certain firm commitments of the Company. Gains and losses on these positions are deferred and included in the basis of the transaction when it is completed. At

                      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
December 31, 2000, the outstanding forward currency contracts all had maturities of less than twelve months. Cash flows from forward currency contracts accounted for as hedges are classified in the Statement of Cash Flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

    The Company enters into interest-rate swap agreements in order to manage its exposure to interest-rate fluctuations. Net-interest differentials to be paid or received are included in interest expense. Any undesignated interest rate swap agreements are immediately marked-to-market. In addition, the Company occasionally enters into option contracts to manage risks associated with fuel costs.

    ACCOUNTING PRONOUNCEMENTS--The Company adopted the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force consensus 00-10 "Accounting for Shipping and Handling Fees and Costs," in the fourth quarter of 2000. Application of this consensus resulted in the reclassification of prior period financial results to reflect shipping and handling fees as revenue and shipping and handling costs as cost of sales. These amounts were previously recorded in selling, general and administrative expense. The reclassifications had no effect on operating or net income.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 in the fourth quarter of fiscal 2000 did not have a material effect on the Company's financial position or results of operations.

    In June 1998, the FASB issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), subsequently amended by SFAS No. 137 and SFAS No. 138 which will be effective for the Company beginning January 1, 2001. SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133, as amended by SFAS 138, as of January 1, 2001 resulted in a transition adjustment of approximately $1 million as a reduction in other comprehensive income.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform to their current presentation.

NOTE 4--ACQUISITIONS

    In January 2000, the Company acquired a manufacturing facility based in Middletown, Virginia for $22.3 million in cash. This facility is included in the domestic distribution segment. In January 1999, the Company acquired Columbia Diagnostics Inc., a Virginia-based provider of laboratory products and

                      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTE 4--ACQUISITIONS (CONTINUED)
supplies to the healthcare industry, which is included in the domestic distribution segment, and Structured Computer Systems ("SCS"), a Connecticut-based provider of procurement and materials management solutions to businesses, which was included in the ProcureNet business of the former technology segment. Fisher recorded a $5.2 million write-off for in-process research and development costs related to the acquisition of SCS. Net cash consideration paid for acquisitions during 1999, including the remaining 10% of Bioblock Scientific S.A. ("Bioblock"), was approximately $34.4 million.

    In December 1998, Fisher purchased for approximately $136 million in cash approximately 90% of Bioblock, a leading distributor of scientific and laboratory instrumentation in France. At the time of the acquisition, Bioblock had approximately $32 million of cash and cash equivalents on hand. In addition, the Company acquired the remaining Bioblock shares in January 1999 for an additional $14 million, bringing Fisher's total ownership position to 100%. The excess of purchase price over the fair value of all net assets acquired was approximately $90 million and is being amortized over 25 years.

    The following unaudited pro forma financial information for the year ended December 31, 1998 presents the consolidated results of operations as if the acquisition of Bioblock had occurred at the beginning of 1998 (in millions, except per share data).

Sales.......................................................  $2,369.0
Net loss....................................................     (57.3)
Loss per common share:
  Basic.....................................................     (1.43)
  Diluted...................................................     (1.43)

    The pro forma financial information includes the results of Bioblock combined with the Company's historical results (including the 1998 restructuring charge described in Note 19--Restructuring and Other Charges and Recapitalization-related costs described in Note 2--Recapitalization and Merger), the effects of the purchase accounting allocations, and adjustments to interest expense to reflect borrowings to finance the acquisition as described in Note 12--Debt. The pro forma financial information does not purport to present what the Company's results of operations would actually have been had the acquisition of Bioblock occurred on the assumed date.

    In August of 1998, the Company acquired the net assets of Systems Manufacturing Corporation, a manufacturer of local area network ("LAN") furniture and command bridges, for $58 million in cash. The Company also made three smaller acquisitions with an aggregate purchase price of approximately $11 million in cash during 1998. These acquisitions were accounted for as purchases.

    Operations of the companies and businesses acquired have been included in the accompanying financial statements from their respective dates of acquisition. These acquisitions, except for Bioblock, are not material to the Company's financial statements and have been excluded from the pro forma calculation. The excess of the purchase price over the fair value of all net assets acquired in 2000, 1999, and 1998 was approximately $1 million, $14 million and $151 million, respectively, and is being amortized over 5 to 25 years.

NOTE 5--OPERATIONS TO BE DISPOSED OF

    In December 1998, the Company's Board of Directors approved a plan to dispose of the Company's technology business segment through (i) a spinoff (the "Spinoff") of ProcureNet Inc.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTE 5--OPERATIONS TO BE DISPOSED OF (CONTINUED)
("ProcureNet"), the Company's outsourcing and supply chain management technology business, and (ii) the sale of the UniKix Technology software business. As part of the Spinoff, which was consummated on April 15, 1999, the Company and ProcureNet entered into a transitional services agreement pursuant to which Fisher will provide ProcureNet with certain management and other administrative services and ProcureNet will continue to provide Fisher and its customers with third party procurement and electronic commerce support and services.

    During the first quarter of 1999, ProcureNet entered into debt obligations to Fisher totaling $19 million. These notes bear interest at an annual rate of 9% and are due and payable on December 31, 2007. Subsequent to the Spinoff, the Company fulfilled its credit commitment to ProcureNet by providing an additional $3 million in loans on terms similar to those of the existing notes. In accordance with the terms of the notes and at the option of ProcureNet, accrued interest of $1.1 million and $1.7 million was converted to principal during 2000 and 1999, respectively. In the fourth quarter of 2000, the Company recorded an impairment charge of $19.4 million in other (income) expense, net to write down a portion of the outstanding principal of the ProcureNet loan receivable. The charge was triggered primarily by market conditions that adversely impacted ProcureNet's cash flows. The remaining balance of $5.4 million was based upon management's estimate of the fair value of this loan at December 31, 2000. The fair value of the loan was determined based upon a valuation of the business using a discounted cash flow model.

    On July 22, 1999, the Company completed the sale of UniKix for cash proceeds of approximately $5 million. A gain on the sale of $2.5 million was recognized and is included in other (income) expense, net.

    Revenues, costs and expenses, and cash flows of the former technology segment have been excluded from their respective captions in the Statement of Operations and Statement of Cash Flows. These items have been reported as "loss from operations to be disposed of" and "net cash flows from operations to be disposed of" for the years ended December 31, 1999 and 1998.

    Summarized financial information for the former technology segment, which includes the results of operations of ProcureNet through April 15, 1999 and UniKix through July 22, 1999, is set forth below (in millions):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Net sales...................................................   $21.1      $59.5
Operating loss..............................................    11.3       15.1

    The operating loss in 1999 includes a $5.2 million write-off for in-process research and development costs related to the acquisition of SCS. The operating loss in 1998 includes restructuring and other nonrecurring costs of $3.5 million.

NOTE 6--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash in banks, receivables, debt, interest rate swaps, forward foreign currency contracts, and call options on fuel contracts.

                      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTE 6--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The carrying amounts for cash and cash equivalents, receivables, and short-term debt approximate fair value due to the short-term nature of these instruments. The carrying and fair values of long-term debt were $991.1 million and $951.1 million, respectively, at December 31, 2000 and $1,011.1 million and $999.6 million, respectively, at December 31, 1999. The fair value of the long-term fixed rate debt was estimated based on current quotes from bond traders making a market in the debt instrument. The fair value of debt with variable rates approximates the net carrying value. At December 31, 2000, the Company had outstanding call options on fuel contracts with notional amounts totaling approximately $3 million. At December 31, 2000 and 1999, the Company had outstanding forward foreign currency contracts with notional amounts totaling approximately $5 million and $9 million, respectively. The fair value of these contracts was insignificant at December 31, 2000 and 1999. The Company also had off-balance-sheet standby letters of credit with a notional amount of $56.8 million with no unrealized gain or loss at December 31, 2000.

    At December 31, 2000, the Company was a party to five interest-rate swap agreements in which the Company exchanged its floating-rate obligation on
(a) $193.0 million denominated in U.S. dollars for a fixed-rate payment obligation of 5.669% per annum through January 21, 2004, (b) $27.8 million denominated in British pounds for a fixed-rate payment obligation of 5.850% per annum through January 21, 2004, and (c) $10.4 million denominated in Canadian dollars for a fixed-rate payment obligation of 5.6675% per annum through January 21, 2004. The notional amount of each interest-rate swap agreement matches the repayment schedule of the Term Facilities (See Note 12--Debt). In the unlikely event that the counterparty fails to meet the terms of the interest-rate swap agreement, the Company's exposure is limited to the interest-rate differential on the notional amount at each quarterly settlement period over the life of the agreements. The Company does not anticipate nonperformance by the counterparty. The fair values of interest-rate swap agreements are the estimated amounts that the Company would receive to terminate the agreements at the reporting date, taking into account current interest rates, the market expectation for future interest rates and the current creditworthiness of the Company. The fair value of outstanding interest-rate swap agreements as of December 31, 2000 and 1999, based upon quoted market prices, was $0.6 million and $7.3 million, respectively.

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

NOTE 7--RECEIVABLES

    The following is a summary of receivables at December 31 (in millions):

                                                                2000       1999
                                                              --------   --------
Gross receivables...........................................   $331.8     $321.0
Allowance for doubtful accounts.............................    (35.0)     (34.9)
                                                               ------     ------
  Receivables, net..........................................   $296.8     $286.1
                                                               ======     ======

                      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTE 7--RECEIVABLES (CONTINUED)
    The Company's Receivables Securitization (as defined in Note 12--Debt) provides for the sale, on a revolving basis, of certain of the accounts receivable of Fisher Scientific Company, L.L.C., a Delaware limited liability corporation ("FSC"), to a special purpose, bankruptcy remote subsidiary of FSC that entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount based on a defined calculated percentage of the outstanding accounts receivable balance. As collections reduce accounts receivable included in the pool, new receivables are sold into the pool. During 2000, the Company collected and reinvested, on a revolving basis, approximately $475 million of receivables and used $21.7 million of additional collections to reduce this facility to zero at December 31, 2000. The special purpose subsidiary has the risk of credit loss on the receivables and, accordingly, the full amount of the allowance for doubtful accounts has been retained in the Company's balance sheet. Under the terms of the Receivables Securitization, FSC retains collection and administrative responsibilities for the receivables in the pool. Due to the short-term nature of the receivables, the Company's retained interest in the pool during the year is valued at historical cost which approximates fair value. The facility has a remaining term of two years and the effective interest rate is approximately one month LIBOR plus 50 basis points. The Company recorded
$3.9 million of losses on the sale of receivables as interest expense in the year ended December 31, 2000.

NOTE 8--INVENTORIES

    The following is a summary of inventories by major category at December 31 (in millions):

                                                                2000       1999
                                                              --------   --------
Raw materials...............................................   $ 28.8     $ 21.8
Work in process.............................................      6.9        2.7
Finished products...........................................    188.5      198.8
                                                               ------     ------
  Total.....................................................   $224.2     $223.3
                                                               ======     ======

    Inventories valued using the LIFO method amounted to $149.3 million and $152.7 million at December 31, 2000 and 1999, respectively, which were below estimated replacement cost by approximately $26.7 million and $24.1 million for the years ended December 31, 2000 and 1999, respectively.

NOTE 9--OTHER CURRENT ASSETS

    The following is a summary of other current assets at December 31 (in millions):

                                                                2000       1999
                                                              --------   --------
Deferred income taxes.......................................   $48.5      $51.2
Other.......................................................    15.1       23.9
                                                               -----      -----
  Total.....................................................   $63.6      $75.1
                                                               =====      =====

                      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTE 10--PROPERTY, PLANT AND EQUIPMENT

    The following is a summary of property, plant and equipment by major class of asset at December 31 (in millions):

                                                               2000       1999
                                                             --------   --------
Land, buildings and improvements...........................   $185.8    $ 175.5
Machinery, equipment and other.............................    241.0      193.6
                                                              ------    -------
  Total....................................................    426.8      369.1
Accumulated depreciation...................................   (175.5)    (121.6)
                                                              ------    -------
Property, plant and equipment, net.........................   $251.3    $ 247.5
                                                              ======    =======

NOTE 11--ACCRUED AND OTHER CURRENT LIABILITIES

    The following is a summary of accrued and other current liabilities at December 31 (in millions):

                                                                2000       1999
                                                              --------   --------
Wages and benefits..........................................   $ 32.6     $ 39.2
Interest....................................................     24.4       24.0
Other.......................................................     94.7      107.0
                                                               ------     ------
    Total...................................................   $151.7     $170.2
                                                               ======     ======

NOTE 12--DEBT

    The following is a summary of debt obligations at December 31 (in millions):

                                                              2000       1999
                                                            --------   --------
9% Senior Subordinated Notes (net of a discount of
  $5.4 million and $6.2 million in 2000 and 1999,
  respectively)...........................................   $594.6    $  593.8
Term Facility.............................................    231.2       248.5
7 1/8% Notes (net of a discount of $0.7 million and
  $0.8 million in 2000 and 1999, respectively)............    149.3       149.2
Other.....................................................     63.6        61.3
Less short-term debt......................................    (47.6)      (41.7)
                                                             ------    --------
    Total long-term debt..................................   $991.1    $ 1011.1
                                                             ======    ========

    On January 21, 1998, in connection with the Recapitalization, Fisher entered into new debt financing arrangements, providing for up to $469.2 million of senior bank financing (the "Credit Facility"), a $150 million receivables securitization facility (the "Receivables Securitization") and $400 million of 9% Senior Subordinated Notes due 2008 (the "9% Notes"). The proceeds of the 9% Notes, together with a portion of the proceeds of the Credit Facility, were used to finance the conversion into cash of the common stock then outstanding that were not retained by existing stockholders and employees, to refinance
$107.8 million of indebtedness outstanding on the date of the Recapitalization and to pay related fees and expenses of the Recapitalization.

    In March 1998, the Company paid down $40.0 million of borrowings under the Credit Facility, funded by $20 million of proceeds from the sale of accounts receivable under the Receivables Securitization, increasing that facility limit to $170 million, and $20 million of cash generated by operations. As of December 31, 2000, the Credit Facility provided for (i) a $231.2 million term loan facility (the "Term Facility") consisting of (a) a $87.6 million tranche A term loan ("Tranche A"), (b) a $85.1 million tranche B term loan ("Tranche B") and (c) a $58.5 million tranche C term loan ("Tranche C"); and (ii) a $175.0 million revolving credit facility (the "Revolving Facility"). Of the $231.2 million outstanding under the Term Facility, $193.0 million is denominated in U.S. dollars, $27.8 million is denominated in British pounds and $10.4 million is denominated in Canadian dollars. Borrowings under the Term Facility and Revolving Facility bear interest at a range of rates, based upon the Company's leverage ratio, equal to, at the Company's option, the following:
Tranche A and Revolving Facility, LIBOR plus 1.25% to 2.25% or Prime Rate plus 0.25% to 1.25%; Tranche B, LIBOR plus 2.25% to 2.50% or Prime Rate plus 1.25% to 1.50%; and Tranche C, LIBOR plus 2.50% to 2.75% or Prime Rate plus 1.50% to 1.75%. The Company also pays a commitment fee equal to 0.50% per annum of the undrawn portion of each lender's commitment. Interest rates at December 31, 2000 were as follows: Tranche A--7.90% (LIBOR plus 1.50%); Tranche B--8.65% (LIBOR plus 2.25%); and Tranche C--8.90% (LIBOR plus 2.50%). The Term Facility has the following maturity periods from the date of inception: Tranche A--6 years, Tranche B--7 years and Tranche C--7.75 years. The Revolving Facility expires six years from the date of inception. The mandatory repayment schedule of the Term Facility is as follows: $18.5 million in 2001, $31.0 million in 2002, $22.7 million in 2003, $62.6 million in 2004, and $96.4 million in 2005. No amounts were outstanding under the Revolving Facility at December 31, 2000.

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

    The Credit Facility contains covenants of the Company and the subsidiary borrowers, including, without limitation, certain financial covenants and restrictions on (i) indebtedness, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) minority investments, and
(v) the payment of cash dividends to shareholders. The financial covenants include requirements to maintain certain levels of interest coverage, debt to earnings before interest, taxes, depreciation and amortization ("EBITDA" or leverage ratio), minimum EBITDA and a limit on capital expenditures. The Company is in compliance with all covenants at December 31, 2000. Loans under the Term Facility are required to be prepaid with 50% of excess cash flow (as defined in the Credit Facility and subject to certain limits as specified therein), certain equity issuances of the Company, 100% of net-cash proceeds of certain asset sales, certain insurance and condemnation proceeds, and certain debt issuances of the Company.

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

    Other debt outstanding at December 31, 2000 totaled $63.6 million, of which $39.3 million is long-term in nature. This debt matures as follows:
$4.8 million in 2001, $5.6 million in 2002, $5.1 million in 2003, $2.1 million in 2004, $2.0 million in 2005, and $19.7 million thereafter.

NOTE 13--COMMITMENTS AND CONTINGENCIES

    The following is a summary of annual future minimum lease and rental commitments under operating leases as of December 31, 2000 (in millions):

2001........................................................  $20.2
2002........................................................   15.9
2003........................................................   10.4
2004........................................................    7.7
2005........................................................    7.2
Thereafter..................................................   27.6
                                                              -----
Net minimum lease payments..................................  $89.0
                                                              =====

    Total rental expense included in the accompanying statement of operations amounted to $17.6 million in 2000, $18.4 million in 1999, and $17.4 million in 1998.

    At December 31, 2000, the Company had letters of credit outstanding totaling $50.4 million, which primarily represent guarantees issued to local banks in support of borrowings by foreign subsidiaries of the Company, guarantees with respect to various insurance activities as well as performance letters of credit issued in the normal course of business. In addition, the Company has $6.4 million of insurance related letters of credit related to its inactive insurance subsidiary, each of which is collateralized by the cash of such subsidiary.

    In August 2000, the Company became a founding member of the New Health Exchange, an internet healthcare exchange founded by the Company, AmeriSource Health Corporation, Cardinal Health, Inc. and McKesson HBOC, Inc. Pursuant to the Limited Liability Company Agreement executed by Fisher, Fisher has committed to invest approximately $6.5 million in the entity in exchange for an approximate 13% ownership interest. Through December 31, 2000, the Company funded $2.2 million of its investment commitment and recognized losses of approximately $1 million representing the Company's equity interest in the losses. The Company anticipates fulfilling the investment commitment during 2001.

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

    The Company is currently involved in various stages of investigation and remediation related to environmental protection matters. The potential costs related to environmental matters and the possible impact on future operations are difficult to predict given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company's responsibility. However, such costs could be material. Accruals for environmental liabilities are recorded, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon reports prepared by environmental specialists, management's knowledge to date and its experience with the foregoing environmental matters, and include potential costs for investigation, remediation, operation and maintenance of cleanup sites and related capital expenditures. Accrued liabilities for environmental matters were $31.0 million and $32.5 million at December 31, 2000 and 1999, respectively. Although these amounts do not include third-party recoveries, certain sites may be subject to indemnification. Management believes this accrual is adequate for the environmental liabilities expected to be incurred, and, as a result, believes that the ultimate liability incurred with respect to environmental matters will not have a material adverse effect on the Company's financial position or results of operations. However, future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies or changes in the conduct of Fisher's operations, may give rise to additional remedial or compliance costs which could have a material adverse effect on the Company's financial position or results of operations.

NOTE 14--STOCKHOLDERS' EQUITY (DEFICIT)

    The Preferred Stock and the Common Stock of the Company are each issuable in one or more series or classes, any or all of which may have such voting powers, full or limited, or no voting powers, and such designations, preferences and related participating, optional or other special rights and qualifications, limitations or restrictions thereof, as are set forth in the Restated Certificate of Incorporation of Fisher or any amendment thereto, or in the resolution or resolutions providing for the issue of such stock adopted by Fisher's Board of Directors, which is expressly authorized to set such terms for any such issue. At December 31, 2000, the Company's outstanding Common Stock included 13,035,290 of nonvoting shares. Warrants to purchase 2,583,315 shares of Common Stock at $9.65 per share were issued as part of the Recapitalization and remain outstanding at December 31, 2000.

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

NOTE 15--EARNINGS PER SHARE

    The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per share for 2000, 1999, and 1998 (in millions):

                                                              2000       1999       1998
                                                            --------   --------   --------
Weighted average shares of common stock outstanding used
  in the computation of basic earnings (loss) per share...    40.1       40.0     40.0
Common stock equivalents..................................     4.3        2.8     --
                                                              ----       ----       ----
  Shares used in the computation of diluted earnings
    (loss) per share......................................    44.4       42.8     40.0
                                                              ====       ====       ====

    The weighted average amount of outstanding antidilutive common stock options excluded from the computation of diluted earnings (loss) per share was
0.2 million, 1.6 million and 7.3 million at December 31, 2000, 1999, and 1998, respectively. Additionally, at December 31, 1998, the Company had antidilutive warrants outstanding to purchase 2.6 million shares that were excluded from the computation of diluted earnings per share.

NOTE 16--INCOME TAXES

    The domestic and foreign components of income (loss) before income taxes are as follows (in millions):

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
Domestic..............................................   $25.6      $44.1      $(49.1)
Foreign...............................................    12.2       13.7       (11.2)
                                                         -----      -----      ------
  Income (loss) before income taxes...................   $37.8      $57.8      $(60.3)
                                                         =====      =====      ======

    The components of the income tax provision (benefit) are as follows (in millions):

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
Current income tax expense (benefit):
  Federal.............................................   $ 5.7      $ 8.9      $  3.1
  State...............................................     0.4       (1.0)        0.4
  Foreign.............................................     6.7        6.0         3.5
                                                         -----      -----      ------
    Total current.....................................    12.8       13.9         7.0
                                                         -----      -----      ------

Deferred income tax expense (benefit):
  Federal.............................................     1.5        8.3       (13.8)
  State...............................................     0.1        6.5        (4.0)
  Foreign.............................................     0.7        5.7          --
                                                         -----      -----      ------
    Total deferred....................................     2.3       20.5       (17.8)
                                                         -----      -----      ------
Total income tax provision (benefit)..................   $15.1      $34.4      $(10.8)
                                                         =====      =====      ======

    The principal items accounting for the differences in taxes on income (loss) computed at the applicable U.S. statutory rate and as recorded are as follows (in millions):

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
Taxes computed at statutory rate......................   $13.2      $20.2      $(21.1)
Foreign taxes over U.S. rate and foreign losses not
  tax benefitted (net)................................     0.7        5.5         6.3
State income taxes (net of federal benefit)...........     0.3        3.5        (2.4)
Nondeductible permanent items.........................     2.4        6.0         5.2
Other.................................................    (1.5)      (0.8)        1.2
                                                         -----      -----      ------
  Income tax provision (benefit)......................   $15.1      $34.4      $(10.8)
                                                         =====      =====      ======

    The tax effects of temporary items that gave rise to significant portions of the deferred tax accounts are as follows at December 31 (in millions):

                                                                2000       1999
                                                              --------   --------
Deferred tax assets:
  Postretirement benefit costs other than pension...........   $ 26.0     $ 29.3
  Environmental accruals....................................     12.2       13.2
  Operating losses..........................................     34.4       34.1
  Goodwill..................................................       --        4.4
  Accrued employee benefits.................................     28.5       27.2
  Restructuring accruals....................................      3.8        6.3
  Other items not deductible until paid.....................     48.3       39.7
                                                               ------     ------
  Gross deferred tax assets.................................    153.2      154.2
  Less valuation allowance..................................    (26.3)     (31.7)
                                                               ------     ------
    Total deferred tax assets...............................    126.9      122.5
                                                               ------     ------
Deferred tax liabilities:
  Goodwill..................................................     20.9       19.8
  Property, plant and equipment.............................     11.4       10.7
  Other.....................................................      7.8        7.0
                                                               ------     ------
    Total deferred tax liabilities..........................     40.1       37.5
                                                               ------     ------
Net deferred tax assets.....................................   $ 86.8     $ 85.0
                                                               ======     ======

    Deferred tax assets include the benefit of net operating loss carryforwards subject to appropriate valuation allowances. The Company evaluates the tax benefits of operating loss carryforwards on an ongoing basis taking into consideration such factors as the future reversals of existing taxable temporary differences, projected future operating results, the available carryforward period and other circumstances. At December 31, 2000, the Company had accumulated net operating loss carryforwards for tax purposes expiring as follows (in millions):

                                                FOREIGN     STATE     FEDERAL
                                                --------   --------   --------
2001..........................................   $ 0.7      $  --       $ --
2002..........................................     2.0         --         --
2003..........................................     1.6        2.4         --
2004..........................................     0.3        4.4         --
2005..........................................      --        3.7         --
2006..........................................      --        3.4         --
2008..........................................      --        8.1         --
2009..........................................      --       11.9         --
2013..........................................      --        5.5         --
2014..........................................      --        7.1         --
2018..........................................      --        9.4         --
2019..........................................      --       18.1        6.4
No Expiration.................................    72.1         --         --
                                                 -----      -----       ----
  Total.......................................   $76.7      $74.0       $6.4
                                                 =====      =====       ====

    SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowances at December 31, 2000 and 1999 predominantly represent allowances against foreign net operating losses which are not anticipated to result in future tax benefits.

    Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $28 million at December 31, 2000. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company intends to periodically make distributions from its foreign subsidiaries to its U.S. parent. These distributions will only be made at such time that they are deemed to be tax efficient. The Company does not anticipate any additional U.S. tax liability above that which has previously been recorded.

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

NOTE 17--RETIREMENT BENEFITS

    The Company has defined benefit pension plans available to substantially all employees that are either fully paid for by the Company or provide for mandatory employee contributions as a condition of participation. Under the cash balance plan in the United States, a participating employee accumulates a cash balance account which is credited monthly with a 3.5% of compensation allocation and interest. The Company's funding policy is to contribute annually the statutorily required minimum amount as actuarially determined.

    The Company, generally at its own discretion, provides a postretirement health care program that is administered by the Company to employees who elect to and are eligible to participate. Fisher funds a portion of the costs of this program on a self-insured and insured-premium basis and, for the years ended December 31, 2000, 1999, and 1998, made payments totaling $2.1 million, $1.7 million and $1.7 million, respectively.

    The changes in benefit obligations and plan assets were as follows at December 31 (in millions):

                                                                                           OTHER
                                                                                      POSTRETIREMENT
                                                               PENSION BENEFITS          BENEFITS
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
CHANGE IN BENEFIT OBLIGATION                                  --------   --------   --------   --------
Benefit obligation at beginning of year.....................   $238.6     $233.1     $26.9      $32.7
  Service costs.............................................      9.0        9.5       0.4        0.4
  Interest costs............................................     16.4       15.1       1.6        1.8
  Plan participants' contribution...........................      0.7        0.7        --         --
  Plan amendment............................................      0.1        1.6      (1.8)        --
  Actuarial (gain) loss.....................................      0.4       (7.4)     (0.6)      (6.2)
  Acquisition...............................................       --        0.9        --         --
  Benefits paid.............................................    (17.2)     (13.6)     (2.1)      (1.7)
  Currency translation adjustment...........................     (3.5)      (1.3)     (0.4)      (0.1)
                                                               ------     ------     -----      -----
Benefit obligation at end of year...........................   $244.5     $238.6     $24.0      $26.9
                                                               ======     ======     =====      =====

                                                               PENSION BENEFITS
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............   $276.9     $251.9
  Actual return on plan assets..............................     59.5       37.5
  Employer contribution.....................................      2.1        1.6
  Plan participants' contribution...........................      0.7        0.7
  Benefits paid.............................................    (17.2)     (13.6)
  Currency translation adjustment...........................     (4.2)      (1.2)
                                                               ------     ------
Fair value of plan assets at end of year....................   $317.8     $276.9
                                                               ======     ======

    The funded status of the Company's pension and postretirement programs was as follows at December 31 (in millions):

                                                                                           OTHER
                                                                                      POSTRETIREMENT
                                                               PENSION BENEFITS          BENEFITS
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Funded status...............................................   $ 73.3     $ 38.3     $(24.0)    $(26.9)
Unrecognized net actuarial gain.............................    (65.5)     (31.0)     (28.8)     (30.2)
Unrecognized prior service costs............................     (5.1)      (5.7)     (11.4)     (11.8)
Unrecognized net transition obligation......................      0.1       (0.8)        --         --
Adjustment required to recognize minimum liability..........     (3.0)      (2.7)        --         --
                                                               ------     ------     ------     ------
Accrued benefit liability...................................   $ (0.2)    $ (1.9)    $(64.2)    $(68.9)
                                                               ======     ======     ======     ======

    The net periodic pension costs and postretirement health care benefit income includes the following components for the years ended December 31 (in millions):

                                                                                                       OTHER
                                                                                                   POSTRETIREMENT
                                                                 PENSION BENEFITS                     BENEFITS
                                                          ------------------------------   ------------------------------
                                                            2000       1999       1998       2000       1999       1998
                                                          --------   --------   --------   --------   --------   --------
COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME)
Service cost............................................   $  9.0     $  9.5     $  8.1     $ 0.4      $ 0.4      $ 0.7
Interest cost...........................................     16.4       15.1       14.6       1.6        1.8        2.1
Expected return on plan assets..........................    (23.2)     (21.2)     (20.3)       --         --         --
Amortization of unrecognized net (gain) loss............       --        0.2         --      (2.4)      (2.1)      (2.3)
Amortization of unrecognized prior service cost.........     (0.6)      (0.6)      (0.6)     (2.2)      (2.1)      (2.1)
Amortization of unrecognized net transition
  asset.................................................     (0.8)      (0.9)      (1.1)       --         --         --
Special termination benefit loss........................       --         --        0.7        --         --         --
Settlement / Curtailment (gain) loss....................     (1.0)        --        1.3        --        0.1        0.2
                                                           ------     ------     ------     -----      -----      -----
    Net periodic benefit cost (income)..................   $ (0.2)    $  2.1     $  2.7     $(2.6)     $(1.9)     $(1.4)
                                                           ======     ======     ======     =====      =====      =====

    In 1993, the Company amended certain of its existing postretirement health care programs creating an unrecognized prior service benefit. The unrecognized prior service benefit is being amortized over approximately 13 years.

    The development of the net periodic pension cost and the projected benefit obligation was based upon the following assumptions:

                                                                2000       1999       1998
                                                              --------   --------   --------
Discount rate...............................................    7.50%      7.50%      6.75%
Average rate of increase in employee compensation...........    4.00%      4.00%      4.00%
Expected long-term rate of return on assets.................    9.75%      9.75%      9.75%

    The date used to measure plan assets and liabilities was October 31 in each year. Plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

    The weighted average discount rate used in determining the accumulated postretirement health care benefit obligation was 7.5% for December 31, 2000 and 1999, and 6.75% for December 31, 1998. A 7.75% annual rate of increase in per capita cost of covered health care benefits was assumed for 2000 which gradually decreases to an average ultimate rate of 7.25%. Because of limitations on the Company's contributions under the amended health care program, changes in the health care trend rate assumption do not have a significant effect on the amounts reported. To illustrate, a change in the assumed health care cost trend rate by 1 percentage point effective January 2000 would change the accumulated postretirement benefit obligation as of December 31, 2000 by approximately
$0.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2000 by approximately $0.1 million.

    The Company also maintains a defined contribution savings and profit sharing plan (the "Plan"). The Plan allows eligible employees to participate after six months and 500 hours of service. Participants may elect to contribute between 1% and 15% of their annual compensation as defined in the Plan. The Company is obligated to contribute an amount equal to 25% of each employee's basic contribution, as defined, and may, at the discretion of the Company, contribute additional amounts. For the years ended December 31, 2000, 1999, and 1998 the Company's contributions to the Plan were $4.1 million, $4.2 million, and $2.5 million, respectively.

NOTE 18--STOCK AND OTHER PLANS

    STOCK PLANS

    Under the Company's 1998 Equity and Incentive Plan ("1998 Plan"), the Company may grant up to an aggregate of 10,000,000 shares of stock. Awards under the 1998 Plan may be made in the form of options (whether incentive or otherwise), stock appreciation rights, restricted stock, dividend equivalents and other stock-based awards. Options granted have a term of ten years and generally vest either over a three to five year period in equal installments or in one installment nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets and other factors. The Company has also granted options to purchase 758,333 shares of Common Stock having a ten year term and vesting five to nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or unless "put" to the Company by the executive or "called" by the Company in accordance with the terms of the respective grant agreements. The total "put" and/or "call" rights are limited to $14.5 million plus interest, of which $4.5 million expired during 2000 in accordance with the terms of the option agreement and was reclassified from other liabilities to equity. Options have generally been granted at fair market value. The exercise price of all options outstanding on April 15, 1999 was reduced by $0.15 per share as a result of the spinoff of ProcureNet (see
Note 5--Operations To Be Disposed Of). During 2000, the Company recorded a noncash compensation expense of $3.7 million in selling, general and administrative expense relating to a one-time change in the terms of certain stock options.

    Prior to the 1998 Plan, Fisher had three stock option plans. Under these plans, the Company granted options of 21,982,000 through January 21, 1998 at which point all outstanding options vested, pursuant to the Merger Agreement. Outstanding options under these stock plans were granted at 100% of market value on the date of grant.

    A summary of the status of the Company's stock option plans at December 31, 2000, 1999, and 1998 and changes during the years then ended is presented in the following table:

                                                        2000                  1999                  1998
                                                 -------------------   -------------------   -------------------
                                                            WEIGHTED              WEIGHTED              WEIGHTED
                                                            AVERAGE               AVERAGE               AVERAGE
                                                  SHARES    EXERCISE    SHARES    EXERCISE    SHARES    EXERCISE
                                                  (000)      PRICE      (000)      PRICE      (000)      PRICE
                                                 --------   --------   --------   --------   --------   --------
Outstanding at beginning of year..............    6,950      $14.07     7,269      $14.47     17,570     $ 6.45
Granted.......................................      920       28.73       523       19.03      7,544      14.48
Exercised.....................................      (36)       9.64       (23)       9.64         --         --
Canceled / Expired / Forfeited................     (441)      16.46      (819)      19.61    (17,845)      6.57
                                                  -----                 -----                -------
Outstanding at end of year....................    7,393      $15.68     6,950      $14.07      7,269     $14.47
                                                  =====                 =====                =======
Exercisable at end of year....................    2,500      $10.73     1,103      $ 9.68         --     $   --
Weighted average fair value of options
  granted.....................................               $ 9.27                $ 5.04                $ 3.95

    The following table summarizes information about stock options outstanding at December 31, 2000.

                                                                                             OPTIONS
                                                      OPTIONS OUTSTANDING                  EXERCISABLE
                                 -------------------------------------------------------------
                                                                                   ----------------------------
                                   NUMBER      WEIGHTED AVERAGE      WEIGHTED        NUMBER         WEIGHTED
           RANGE OF              OUTSTANDING      REMAINING          AVERAGE       EXERCISABLE      AVERAGE
        EXERCISE PRICE              (000)      CONTRACTUAL LIFE   EXERCISE PRICE      (000)      EXERCISE PRICE
-------------------------------  -----------   ----------------   --------------   -----------   --------------
    $ 7.00 -- $11.00...........     3,649            7.0              $ 9.50          2,123          $ 9.50
     11.01 --  15.00...........       171            7.2               12.50             79           12.45
     15.01 --  18.00...........       201            7.4               17.39            122           17.38
     18.01 --  22.00...........     2,363            7.3               19.34            153           19.47
     22.01 --  26.00...........       329            9.2               24.33             23           24.37
     26.01 --  30.00...........       258            7.1               28.80             --              --
     30.01 --  34.00...........       227            9.0               32.17             --              --
     34.01 --  38.00...........       192            9.5               36.70             --              --
     38.01 --  42.00...........         3            9.2               42.00             --              --
                                    -----                                             -----
                                    7,393                                             2,500
                                    =====                                             =====

    Pursuant to the Merger Agreement, the vesting of all options accelerated on the date of the Recapitalization. Of the 17,570,000 options outstanding at December 31, 1997, approximately 6,720,000 were converted to cash and the remainder were converted to common stock. When the options were converted, the Company recorded compensation expense of approximately $56 million to reflect the "cashless" conversion of the options into cash or common stock having a value on the date of the Recapitalization equal to the product of (x) the excess of $9.65 over the exercise price per share of Common Stock subject to such option, and (y) the total number of shares of Common Stock subject to such option, subject to any required tax withholdings.

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

    SFAS 123 PRO FORMA DISCLOSURES

    Had compensation cost for options granted subsequent to January 1, 1995 been based upon fair value determined under SFAS No. 123, the Company's 2000, 1999, and 1998 net income (loss) would have been $20.4 million, $20.3 million, and ($51.2) million, respectively, with basic earnings (loss) per share of $0.51 for both 2000 and 1999 and ($1.28) for 1998, and diluted earnings (loss) per share of $0.46, $0.47, and ($1.28) for 2000, 1999, and 1998, respectively. The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999, and 1998: risk-free interest rates of approximately 6.0%, 6.6% and 5.2%, respectively, annual dividend of $0; expected lives of 5 years and expected volatility of 55%, 48%, and 50%, respectively. In order to reflect the restrictive nature of the stock underlying the options granted, discount factors of 33% and 25%, depending upon the specific type of option, were applied in determining fair value.

NOTE 19--RESTRUCTURING AND OTHER CHARGES

    In the third quarter of 2000, the Company recorded a $2.0 million restructuring credit, which consisted of a $0.7 million reversal of the restructuring charge recorded in 1999 due to revised estimates of severance and related obligations and a $1.3 million reversal of restructuring charges recorded in years prior to 1999 due to revised estimates.

    In the fourth quarter of 1999, the Company recorded a $1.5 million net restructuring credit, which consisted of a $2.1 million restructuring charge related to its long-term restructuring plan and a $3.6 million reversal of prior period restructuring charges due to revised estimates. The 1999 restructuring charge reflected consolidation and downsizing of the Company's German operations, which are included in the international distribution segment. The charge resulted from a plan that was adopted in December 1999. The charge related to severance and related costs for the termination of approximately 22 warehouse, customer service, and sales employees. As of December 31, 2000, the Company had expended $1.0 million and reversed $0.7 million of the $2.1 million accrual. The plan was substantially complete at December 31, 2000 and the remaining accrual of $0.4 million is expected to be expended in 2001. The
$3.6 million reversal of prior period restructuring charges was comprised of a $3.0 million reduction of severance due to organizational changes and voluntary separations that occurred during 1999 which were not anticipated in prior periods and a $0.6 million reduction due to revised estimates for the closing of logistics centers in the United States.

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

    Asset impairment charges in 1998 included $0.9 million of goodwill and other intangibles and $12.7 million of property, plant and equipment. The property, plant and equipment impairment charge included $4.7 million related to land in the Far East which the Company no longer planned to develop and warehouses in the same region that were impaired due to reduced volume and projected operating losses. The impairment amounts were based on independent appraisals. The remainder of the property, plant and equipment impairment charge is primarily attributable to global information system software that the Company no longer used due to a change in system strategy. The charge for employee separation arrangements related to the termination and other severance costs associated with approximately 139 salaried and hourly employees, essentially all of whom were terminated as of December 31, 1999. The other exit costs primarily related to the European restructuring. The 1998 restructuring plan was substantially completed during 1999. At December 31, 2000, the Company had $1.1 million of long-term severance accruals remaining which are expected to be expended during 2001. The Company expended $2.7 million in cash and reversed $0.2 million of accruals during 2000.

    At December 31, 1999, the Company also had $3.9 million of accruals remaining from restructuring charges recorded in years prior to 1998. During the year ended December 31, 2000, the Company expended $1.7 million and reversed an additional $1.1 million of these accruals based upon revised estimates. The remaining accrual of $1.1 million relates primarily to long-term lease and severance obligations and is expected to be expended during 2001.

NOTE 20--SEGMENT AND GEOGRAPHICAL FINANCIAL INFORMATION

    Selected business segment financial information for the years ended December 31, 2000, 1999, and 1998 is shown below (in millions):

                                                                                        INCOME (LOSS) FROM
                                                             SALES                          OPERATIONS
                                                 ------------------------------   ------------------------------
                                                   2000       1999       1998       2000       1999       1998
                                                 --------   --------   --------   --------   --------   --------
Domestic distribution..........................  $2,164.0   $1,992.9   $1,864.7    $140.5     $123.5     $113.2
International distribution.....................     451.0      478.8      421.1       9.7        7.8       (1.5)
Laboratory workstations........................     156.0      182.6      151.7       4.2       24.7       21.0
Technology.....................................        --         --         --        --      (11.3)     (15.1)
                                                 --------   --------   --------    ------     ------     ------
    Segment sub-total..........................   2,771.0    2,654.3    2,437.5     154.4      144.7      117.6
Recapitalization-related costs.................        --         --         --        --         --      (71.0)
Restructuring & other (charges) credits........        --         --         --       2.0        1.5      (23.6)
Eliminations...................................    (148.7)    (139.8)    (143.1)     (0.1)       0.6       (0.2)
                                                 --------   --------   --------    ------     ------     ------
    Total......................................  $2,622.3   $2,514.5   $2,294.4    $156.3     $146.8     $ 22.8
                                                 ========   ========   ========    ======     ======     ======

    Income (loss) from operations is revenue less related direct and allocated expenses. Intercompany sales and transfers between segments were not material for 2000, 1999, or 1998. External customer sales of the domestic distribution segment were $2,023.9 million, $1,860.5 million and, $1,729.8 million for 2000, 1999, and 1998, respectively.

    The domestic and international distribution segments accounted for ($1.0) million and ($1.0) million, respectively, of the 2000 restructuring credit; ($2.8) million and $1.3 million, respectively, of the 1999 restructuring credit; and $15.3 million and $8.3 million, respectively, of the 1998 restructuring charge. See Note 19--Restructuring and Other Charges.

                                                                                                          DEPRECIATION AND
                                             ASSETS                    CAPITAL EXPENDITURES                 AMORTIZATION
                                 ------------------------------   ------------------------------   ------------------------------
                                   2000       1999       1998       2000       1999       1998       2000       1999       1998
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
Domestic distribution..........  $  841.0   $  808.4   $  699.9    $19.4      $22.9      $47.3      $38.2      $36.6      $33.1
International distribution.....     394.5      435.4      486.6      4.9       12.8       14.4       16.5       16.9       13.0
Laboratory workstations........     150.2      158.8      156.4      5.1        5.0        3.8        8.9        8.9        6.9
Technology.....................        --         --       14.7       --        0.4        1.7         --         --         --
                                 --------   --------   --------    -----      -----      -----      -----      -----      -----
    Total......................  $1,385.7   $1,402.6   $1,357.6    $29.4      $41.1      $67.2      $63.6      $62.4      $53.0
                                 ========   ========   ========    =====      =====      =====      =====      =====      =====

    The Company operates or sells to customers in approximately 145 countries outside the United States. Sales outside the United States comprised 19%, 21%, and 20% of consolidated sales in 2000, 1999, and 1998, respectively. No single foreign country accounted for more than 10% of consolidated sales during the past three years.

                                                               LONG-LIVED ASSETS
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
LONG-LIVED ASSETS BY GEOGRAPHIC AREA:
Domestic....................................................   $202.9     $192.3
International...............................................     48.4       55.2
                                                               ------     ------
Total.......................................................   $251.3     $247.5
                                                               ======     ======

    Fisher's product portfolio is comprised of consumable products, such as laboratory supplies and specialty chemicals, and durables. Approximately 80% of 2000, 1999 and 1998 sales were of consumable products and 20% of 2000, 1999, and 1998 sales were of durable products.

NOTE 21--RELATED PARTIES

    The Company paid a one-time transaction fee in 1998 aggregating $20 million and will pay an aggregate annual management fee of $1 million to certain affiliates of THL. In exchange for the transaction fee, THL and its affiliates provided equity commitments for the Recapitalization, arranged additional equity financing, arranged the Recapitalization debt financing and structured and negotiated the Recapitalization. In return for the annual management fee, THL, and certain of its affiliates, provide consulting and management advisory services. Additionally, in connection with the Recapitalization and the related debt financings, the Company paid its other equity investors (excluding management) one-time fees aggregating approximately $35 million in 1998.

    One of the Company's equity investors is a financial institution that provides financing to the Company at terms that are considered to be at arm's-length.

NOTE 22--SUBSEQUENT EVENT

    On February 14, 2001, the Company acquired the pharmaceutical packaging services business from Covance, Inc. for $137.5 million. The acquired company, renamed Fisher Clinical Services Inc., enables pharmaceutical and biotechnology companies and other customers to outsource the packaging of prescription drugs used in clinical trials. The Company financed this acquisition with the sale of receivables under the Receivable Securitization and will account for the acquisition under the purchase method of accounting.

NOTE 23--UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol FSH. The following is a summary of quarterly financial information for 2000 and 1999, including the high and low closing sales prices of the stock as reported by the NYSE for each of the quarterly periods listed (in millions, except per share data):

                                                                             2000
                                                     ----------------------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH      YEAR
                                                     --------   --------   --------   --------   --------
Sales (a)..........................................   $653.2     $662.1     $662.3     $644.7    $2,622.3
Gross profit (a)...................................    164.8      162.1      162.9      158.5       648.3
Net income (b).....................................      8.5        9.4       13.1       (8.3)       22.7
Earnings per common share:
  Basic............................................   $ 0.21     $ 0.23     $ 0.33     $(0.21)   $   0.57
  Diluted..........................................     0.19       0.21       0.30      (0.21)       0.51
Market price:
  High.............................................   $49.63     $43.25     $35.44     $45.19
  Low..............................................    32.06      24.73      20.06      34.06

                                                                             1999
                                                     ----------------------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH      YEAR
                                                     --------   --------   --------   --------   --------
Sales (a)..........................................   $611.8     $626.6     $643.2     $632.9    $2,514.5
Gross profit (a)...................................    158.4      156.4      160.8      153.5       629.1
Net income (c).....................................      3.5        5.6        8.4        5.9        23.4
Earnings per common share:
  Basic............................................   $ 0.09     $ 0.14     $ 0.21     $ 0.15    $   0.59
  Diluted..........................................     0.08       0.13       0.20       0.13        0.55
Market price:
  High.............................................   $20.06     $22.31     $23.88     $43.00
  Low..............................................    16.38      16.88      17.63      22.50

------------------------

(a) The Company adopted the Financial Accounting Standards Board's Emerging Issues Task Force consensus 00-10 "Accounting for Shipping and Handling Fees and Costs," in the fourth quarter of 2000. Application of this consensus resulted in the reclassification of prior period financial results to reflect shipping and handling fees as revenue and shipping and handling costs as cost of sales. These amounts were previously recorded in selling general and administrative expense. The reclassification had no effect on operating or net income.

(b) During the third quarter of 2000, Fisher recorded a $2.0 million
    ($1.4 million, net of tax) restructuring credit. See Note 19--Restructuring and Other Charges.

(c) During the fourth quarter of 1999, Fisher recorded a $1.5 million
    ($0.9 million, net of tax) restructuring credit. See Note 19--Restructuring and Other Charges.

ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS. The information appearing in Fisher's Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2001 (the "Proxy Statement") under the caption "Nomination and Election of Directors," is incorporated herein by reference.

    EXECUTIVE OFFICERS. Information in answer to this Item appears under the caption "Executive Officers of Fisher" in Item 1 of this Annual Report.

    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. The information appearing in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," is incorporated herein by reference.

ITEM 11.--EXECUTIVE COMPENSATION

    The information appearing in the Proxy Statement under the caption "Compensation of Directors and Executive Officers," is incorporated herein by reference.

ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information appearing in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information appearing in the Proxy Statement under the caption "Certain Transactions and Other Matters," is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)(1) FINANCIAL STATEMENTS. The Index to Financial Statements of the Company appears at page 20 of this Annual Report.

      (2) SCHEDULES. Financial statement schedules are listed under Item 14(d) in this Annual Report.

      (3) EXHIBITS. Exhibits 10.1 through 10.18 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

       EXHIBIT
       NUMBER                                           DESCRIPTION
---------------------           ------------------------------------------------------------
          2.1                -- Second Amended and Restated Agreement and Plan of Merger, as
                                amended, dated as of November 14, 1997 by and between the
                                Company and FSI Merger Corp.(1)

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

          2.3                -- Distribution Agreement, dated March 29, 1999, among Fisher
                                Scientific International Inc. and ProcureNet Inc.(13)

          3.1                -- Amended and Restated Certificate of Incorporation of the
                                Company, as amended

          3.2                -- Certificate of Designation of Series A Junior Participating
                                Preferred Stock of the Company, dated June 9, 1997(1)

          3.3                -- Certificate of Designation of Non-Voting Stock of the
                                Company

          3.4                -- Certificate of Designation of Series B Non-Voting Common
                                Stock

          3.5                -- Bylaws of the Company(3)

          3.6                -- Certificate of Correction to the Restated Certificate of
                                Incorporation of Fisher Scientific International Inc.*

          4.1                -- Specimen Certificate of Common Stock, $.01 par value per share, of the Company

          4.2                -- Certificate of Designation of Series A Junior Participating
                                Preferred Stock, dated June 9, 1997 (see Exhibit 3.2)

          4.3                -- Certificate of Designation of Non-Voting Stock (see
                                Exhibit 3.3)

          4.4                -- Certificate of Designation of Series B Non-Voting Common
                                Stock (See Exhibit 3.4)

          4.5                -- Senior Debt Securities Indenture dated as of December 18,
                                1995 between the Company and Mellon Bank, N.A., as
                                Trustee(6)

          4.6                -- Indenture dated as of January 21, 1998 between Fisher and
                                State Street Bank and Trust Company, as Trustee, relating to the 9% Senior Subordinated Notes due 2008(7)

          4.7                -- Registration Rights Agreement dated as of January 21, 1998 among Fisher and Merrill Lynch, Pierce, Fenner and Smith
                                Incorporated, Chase Securities Inc. and Donaldson, Lufkin
                                and Jenrette Securities Corporation(8)

       EXHIBIT
       NUMBER                                           DESCRIPTION
---------------------           ------------------------------------------------------------
         10.1                -- Amended and Restated Employment Agreement dated as of
                                January 21, 1998 between the Company and Paul M. Montrone(9)

         10.2                -- Amended and Restated Employment Agreement dated as of
                                January 21, 1998 between the Company and Paul M. Meister(9)

         10.3                -- Employment Agreement dated as of March 31, 1998 between the
                                Company and David Della Penta(10)

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

        10.11                -- Fisher Scientific International Inc. Deferred Compensation
                                Plan for Non-Employee Directors(3)

        10.12                -- Retirement Plan for Non-Employee Directors of Fisher
                                Scientific International Inc.(3)

        10.13                -- Fisher Scientific International Inc. Long-Term Incentive
                                Plan(3)

        10.14                -- Fisher Scientific International Inc. 1998 Equity and
                                Incentive Plan(11)

        10.15                -- Amended and Restated Investors' Agreement dated as of
                                March 29, 1999 among Fisher Scientific International Inc.,
                                Thomas H. Lee Equity Fund III, L.P. THL-CCI Limited
                                Partnership, THL Foreign Fund III, L.P., THL FSI Equity
                                Investors, L.P., DLJ Merchant Banking Partners II, L.P., DLJ
                                Merchant Banking Partners II--A, L.P., DLJ Offshore
                                Partners, II, C.V., DLJ Diversified Partners, L.P., DLJ
                                Diversified Partners--A, L.P., DLJ Millennium Partners,
                                L.P., DLJ Millennium Partners--A, L.P., DLJMB Funding II,
                                Inc., UK Investment Plan 1997 Partners, DLJ EAB Partners,
                                L.P., DLJ ESC II, L.P., DLJ First ESC, L.P., Chase Equity
                                Associates, L.P., Merrill Lynch Kecalp L.P. 1997, Kecalp
                                Inc., ML IBK Positions, Inc. and certain other persons named herein(14)

        10.16                -- Third Amendment and Waiver to the Credit Agreement dated as of April. 5, 2000*

        10.17                -- Amendment to Amended and Restated Investors' Agreement dated as of May 14, 2000 among Fisher Scientific International
                                Inc., Thomas H. Lee Equity Fund III, L.P. THL-CCI Limited
                                Partnership, THL Foreign Fund III, L.P., THL FSI Equity
                                Investors, L.P., DLJ Merchant Banking Partners II, L.P., DLJ
                                Merchant Banking Partners II--A, L.P., DLJ Offshore
                                Partners, II, C.V., DLJ Diversified Partners, L.P., DLJ
                                Diversified Partners--A, L.P., DLJ Millennium Partners,
                                L.P., DLJ Millennium Partners--A, L.P., DLJMB Funding II,
                                Inc., UK Investment Plan 1997 Partners, DLJ EAB Partners,
                                L.P., DLJ ESC II, L.P., DLJ First ESC, L.P., Chase Equity
                                Associates, L.P., Merrill Lynch Kecalp L.P. 1997, Kecalp
                                Inc., ML IBK Positions, Inc. and certain other persons named herein(14)*

       EXHIBIT
       NUMBER                                           DESCRIPTION
---------------------           ------------------------------------------------------------
        10.18                -- Fourth Amendment and Waiver to the Credit Agreement dated as of February 9, 2000*

         21.1                -- List of Subsidiaries of the Company*

         23.1                -- Consent of DELOITTE & TOUCHE LLP*

------------------------

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

    (c) EXHIBITS. The following exhibits are filed with this annual report:

    21.1--List of Subsidiaries of the Company.

    23.1--Consent of DELOITTE & TOUCHE LLP.

    (d) FINANCIAL STATEMENT SCHEDULE.

                                  SCHEDULE II

    Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31, 2000 (in millions):

                                             BALANCE AT   CHARGED TO   CHARGED TO   DEDUCTION     BALANCE
                                             BEGINNING    COSTS AND      OTHER         AND       AT END OF
                                             OF PERIOD     EXPENSES     ACCOUNTS    WRITE-OFFS    PERIOD
                                             ----------   ----------   ----------   ----------   ---------
Allowance for doubtful accounts
  December 31, 1998........................     $23.8        $7.7         $ --        $(3.7)       $27.8
  December 31, 1999........................      27.8         6.4          4.0         (3.3)        34.9
  December 31, 2000........................      34.9         8.2           --         (8.1)        35.0

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FISHER SCIENTIFIC INTERNATIONAL INC.

                                                       By:             /s/ TODD M. DUCHENE
                                                            -----------------------------------------
                                                                         Todd M. Duchene
                                                                VICE PRESIDENT-GENERAL COUNSEL AND
                                                                            SECRETARY

Date: March 29, 2001

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ PAUL M. MONTRONE                   Chief Executive Officer and
     -------------------------------------------         Director (Principal
                  Paul M. Montrone                       Executive Officer)

                 /s/ PAUL M. MEISTER
     -------------------------------------------       Executive Vice President
                   Paul M. Meister                       and Director

                                                       Vice President and Chief
                 /s/ KEVIN P. CLARK                      Financial Officer
     -------------------------------------------         (Principal Financial and
                   Kevin P. Clark                        Accounting Officer)

             /s/ MITCHELL J. BLUTT, M.D.
     -------------------------------------------       Director
               Mitchell J. Blutt, M.D.

                  /s/ ROBERT A. DAY
     -------------------------------------------       Director
                    Robert A. Day

                /s/ ANTHONY J. DINOVI
     -------------------------------------------       Director
                  Anthony J. Dinovi

               /s/ MICHAEL D. DINGMAN
     -------------------------------------------       Director
                 Michael D. Dingman

                /s/ DAVID V. HARKINS
     -------------------------------------------       Director
                  David V. Harkins

                /s/ SCOTT M. SPERLING
     -------------------------------------------       Director
                  Scott M. Sperling

                 /s/ KENT R. WELDON
     -------------------------------------------       Director
                   Kent R. Weldon