Form 10-Q
period 2001-03-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2001-05-15
CIK 880430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission file number: 01-10920

FISHER SCIENTIFIC INTERNATIONAL INC.

(Exact name of registrant as specified in its charter.)

Delaware	02-0451017
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

One Liberty Lane, Hampton, New Hampshire	03842
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 926-5911

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes     No  .

      The number of shares of Common Stock outstanding at May 11, 2001 was 53,876,439.

FISHER SCIENTIFIC INTERNATIONAL INC.

Form 10-Q

For the Quarter Ended March 31, 2001

INDEX

Page
No.

PART I — FINANCIAL INFORMATION:

Item 1 — Financial Statements:

Introduction to the Financial Statements	2

Statement of Operations — Three Months Ended March 31, 2001 and 2000	3

Balance Sheet — March 31, 2001 and December 31, 2000	4

Statement of Cash Flows — Three Months Ended March 31, 2001 and 2000	5

Notes to Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition	10

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	13

PART II — OTHER INFORMATION:

Item 6 — Exhibits and Reports on Form 8-K	14

SIGNATURE	15

EXHIBIT INDEX	16

FISHER SCIENTIFIC INTERNATIONAL INC.

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

INTRODUCTION TO THE FINANCIAL STATEMENTS

      The financial statements included herein have been prepared by Fisher Scientific International Inc. (“Fisher” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 balance sheet is the balance sheet included in the audited financial statements as shown in the Company’s 2000 Annual Report on Form 10-K. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

      The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2001	2000

Sales	$687.0	$653.2

Cost of sales	512.6	488.4

Selling, general and administrative expense	132.8	125.4

Restructuring and other charges	51.6	—

Income (loss) from operations	(10.0)	39.4

Interest expense	26.4	25.7

Other (income) expense, net	0.5	(1.7)

Income (loss) before income taxes	(36.9)	15.4

Income tax provision (benefit)	(13.2)	6.9

Net income (loss)	$(23.7)	$8.5

Net income (loss) per common share:

Basic	$(0.59)	$0.21

Diluted	$(0.59)	$0.19

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

BALANCE SHEET
(in millions)

	March 31,	December 31,
	2001	2000

	(unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$45.2	$66.0

Receivables, net	178.6	296.8

Inventories	233.4	224.2

Other current assets	65.0	63.6

Total current assets	522.2	650.6

Property, plant and equipment	294.0	251.3

Goodwill	393.9	334.2

Other assets	188.8	149.6

Total assets	$1,398.9	$1,385.7

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Short-term debt	$50.0	$47.6

Accounts payable	317.7	308.5

Accrued and other current liabilities	165.4	151.7

Total current liabilities	533.1	507.8

Long-term debt	987.4	991.1

Other liabilities	200.6	198.5

Total liabilities	1,721.1	1,697.4

Commitments and contingencies	—	—

Stockholders’ deficit:

Preferred stock	—	—

Common stock	0.4	0.4

Capital in excess of par value	359.6	326.0

Accumulated deficit	(595.6)	(571.9)

Accumulated other comprehensive loss	(86.3)	(65.9)

Treasury stock	(0.3)	(0.3)

Total stockholders’ deficit	(322.2)	(311.7)

Total liabilities and stockholders’ deficit	$1,398.9	$1,385.7

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(23.7)	$8.5

Adjustments to reconcile net income (loss) to cash used in operating activities:

Restructuring and other charges, net of cash expended	51.4	—

Depreciation and amortization	17.9	15.9

Loss on sale of property, plant and equipment and write-off of assets	—	0.2

Deferred income taxes	(12.0)	0.6

Equity in loss of unconsolidated affiliates	1.3	—

Changes in working capital, net of effects of acquisitions:

Receivables, net	(26.6)	(23.5)

Inventories	(10.3)	(10.2)

Payables, accrued and other current liabilities	(3.7)	(2.7)

Other working capital changes	(0.5)	9.1

Other assets and liabilities	(5.4)	(4.2)

Cash used in operating activities	(11.6)	(6.3)

Cash flows from investing activities:

Acquisitions	(159.5)	(20.5)

Capital expenditures	(6.0)	(4.7)

Proceeds from sale of property, plant and equipment	—	0.2

Cash used in investing activities	(165.5)	(25.0)

Cash flows from financing activities:

Proceeds from stock options exercised	—	0.2

Proceeds from accounts receivable securitization, net	155.5	31.1

Proceeds from long-term debt	—	7.1

Payments of long-term debt	(1.3)	(0.7)

Changes in short-term debt, net	3.7	(0.7)

Cash provided by financing activities	157.9	37.0

Effect of exchange rate changes on cash and cash equivalents	(1.6)	(0.8)

Net change in cash and cash equivalents	(20.8)	4.9

Cash and cash equivalents — beginning of period	66.0	50.3

Cash and cash equivalents — end of period	$45.2	$55.2

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1 — Nature of Business and Results of Operations

      Fisher Scientific International Inc. (“Fisher” or the “Company”) was incorporated in September 1991. The Company’s operations are conducted throughout North and South America, Europe, the Far East, the Middle East and Africa directly or through one or more subsidiaries, joint ventures, agents or dealers. The Company is managed in three business segments: domestic distribution, international distribution, and laboratory workstations. The domestic and international distribution segments engage in the supply, marketing, service and manufacture of scientific, clinical, educational, and occupational health and safety products. The laboratory workstations segment manufactures laboratory workstations, fume hoods and enclosures for technology and communication centers.

      Certain prior year amounts have been reclassified to conform to their current presentation.

Note 2 — Inventories

      The following is a summary of inventories by major category (in millions):

	March 31,	December 31,
	2001	2000

Raw materials	$29.8	$28.8

Work in process	7.7	6.9

Finished products	195.9	188.5

Total	$233.4	$224.2

Note 3 — Acquisitions

      In February 2001, the Company acquired the pharmaceutical packaging services business of Covance, Inc. and renamed it Fisher Clinical Services Inc. (“FCS”). FCS enables pharmaceutical and biotechnology companies and other customers to outsource the packaging, labeling and distribution of prescription drugs used in phase III and IV clinical trials. The purchase price of $137.5 million, which is subject to adjustment based upon the closing balance sheet, was financed through the sale of receivables under the Company’s receivables securitization facility.

      The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company’s March 31, 2001 balance sheet includes estimates of the fair market value of assets and liabilities acquired in connection with this acquisition. The excess of the purchase price over the fair value of net assets acquired (goodwill) reflects certain estimates based upon preliminary studies; final allocation of the purchase price will be made after appraisals, valuations and other studies relating to the acquired assets and liabilities are completed. The excess of the purchase price over the estimated fair value of the net assets acquired in this transaction was approximately $72 million which will be amortized on a straight-line basis over 20 years. The results of FCS have been included in the domestic distribution segment from the date of acquisition. The pro forma effect of this acquisition is not material to the Company’s financial statements.

      Also during the first quarter of 2001, the Company invested $22.0 million for minority interests in two entities. The Company is accounting for these investments using the equity method of accounting.

Note 4 — Derivatives Financial Instruments

      Effective January 1, 2001, Fisher adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in earnings in the current period. The adoption of SFAS 133, as amended, resulted in a $0.8 million pre-tax ($0.5 million after-tax) reduction to OCI on January 1, 2001.

      The nature of Fisher’s business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates and foreign currency exchange rates. As discussed more fully in notes 3, 6 and 12 to the financial statements appearing in the Company’s 2000 Annual Report on Form 10-K, Fisher uses derivative financial instruments to mitigate or eliminate certain of those risks. The Company assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. Fisher does not hold derivatives for trading purposes.

      The Company enters into interest-rate swap agreements in order to manage its exposure to interest rate risk. These interest rate swaps are designated as cash flow hedges of Fisher’s variable rate debt. During the quarter ended March 30, 2001, no ineffectiveness was recognized in the statement of operations on these hedges. Amounts accumulated in OCI are reclassified into earnings as interest is accrued on the hedged transactions. The amounts accumulated in OCI will fluctuate based on changes in the fair value of the Company’s derivatives at each reporting period.

Note 5 — Comprehensive Loss

      The following is a summary of comprehensive loss for the three months ended March 31, 2001 and 2000 (in millions). Comprehensive loss components included in stockholders’ deficit include any changes in equity during a period that are not the result of transactions with the Company’s stockholders.

	Three Months
	Ended
	March 31,

	2001	2000

Net income (loss)	$(23.7)	$8.5

Foreign currency translation adjustment	(16.2)	(9.0)

Unrealized loss on derivative instruments	(3.3)	—

Unrealized investment loss	(0.9)	—

Comprehensive loss	$(44.1)	$(0.5)

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6 — Earnings Per Share

      The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 (in millions):

	Three Months
	Ended
	March 31,

	2001	2000

Weighted average shares of common stock outstanding used in the computation of basic earnings per share	40.1	40.1

Common stock equivalents(a)	—	4.6

Shares used in the computation of diluted earnings per share	40.1	44.7

(a)	The amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted earnings per share for the three months ended March 31, 2001 was 7.4 million. No options or warrants were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2000.

Note 7 — Restructuring and Other Charges

      During the first quarter of 2001, the Company adopted and commenced implementation of a streamlining plan (the “Plan”) aimed at improving its operations, largely through office, warehouse and manufacturing facility consolidations and the discontinuance of certain product lines. The Company recorded $18.1 million of restructuring charges and incurred a $1.1 million inventory write-off to cost of sales in the first quarter related to the Plan. The Company estimates incurring an additional $6 million to $8 million of expenses related to the Plan during the remainder of 2001.

      The restructuring charge consists of $10.9 million related to accruals for employee separation arrangements and $7.2 million of exit costs. The charge for employee separation arrangements relates to termination and other severance costs associated with approximately 500 salaried and hourly employees who will be severed as part of the Plan. The other exit costs relate primarily to lease cancellation costs and costs associated with the discontinuation of certain product lines. As of March 31, 2001, the Company had expended $0.2 million of the $18.1 million accrued.

      At December 31, 2000, the Company also had $2.6 million of accruals remaining from restructuring charges recorded in years prior to 2000. The implementation of these plans was complete as of December 31, 2000. The remaining accruals related primarily to long-term lease and severance obligations. Spending against these accruals was $0.7 million during the three months ended March 31, 2001.

      On March 30, 2001, the Company accelerated the vesting of approximately 2.3 million common stock options with an average exercise price of $20.85 per share. These options were then converted into the right to receive approximately 1.0 million shares of common stock, which were issued and deposited into a “rabbi trust”. The shares issued represent on a per share basis the difference between the last reported sale price of the common stock on March 30, 2001 of $35.44 and the exercise price of the option divided by $35.44. As a result of these transactions, the Company recorded a primarily noncash compensation charge of $33.5 million during the first quarter of 2001.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8 — Segment Information

      Selected business segment financial information for the three months ended March 31, 2001 and 2000 is shown below (in millions):

			Income (Loss)
			from
	Sales		Operations

	2001	2000	2001	2000

Domestic distribution	$573.5	$536.9	$38.3	$36.6

International distribution	110.6	113.9	3.9	2.6

Laboratory workstations	41.8	38.3	0.5	0.5

Eliminations	(38.9)	(35.9)	—	(0.3)

Segment sub-total	687.0	653.2	42.7	39.4

Restructuring and other charges	—	—	(51.6)	—

Nonrecurring charges	—	—	(1.1)	—

Total	$687.0	$653.2	$(10.0)	$39.4

      Income (loss) from operations is revenue less related costs and direct and allocated expenses. Intercompany sales and transfers between segments were not material for the three months ended March 31, 2001 and 2000. The domestic distribution, international distribution and laboratory workstations segments accounted for $15.4 million, $2.6 million and $0.1 million, respectively, of the 2001 restructuring charge. The domestic distribution segment accounted for $1.1 million of the 2001 nonrecurring charges.

Note 9 — Subsequent Event

      On May 9, 2001, the Company sold 12.8 million shares of common stock in a public offering at a price of $24.00 per share. Proceeds to the Company, after deducting the underwriting discount and estimated expenses, were approximately $290 million. Fisher intends to use the net proceeds from the offering for general corporate purposes, including potential acquisitions.

Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition

      This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Cautionary Factors Regarding Forward-Looking Statements” contained in the Company’s Form 10-K for the year ended December 31, 2000. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in the report might not occur.

      On May 9, 2001, the Company sold 12.8 million shares of common stock in a public offering at a price of $24.00 per share. Proceeds to the Company, after deducting the underwriting discount and estimated expenses, were approximately $290 million. Fisher intends to use the net proceeds from the offering for general corporate purposes, including potential acquisitions.

      In February 2001, the Company acquired the pharmaceutical packaging services business of Covance Inc., and renamed it Fisher Clinical Services Inc. (“FCS”). FCS enables pharmaceutical and biotechnology companies and other customers to outsource the packaging, labeling and distribution of prescription drugs used in phase III and IV clinical trials. The purchase price of $137.5 million was financed through the sale of receivables under the Company’s receivables securitization facility.

Results of Operations

      The following table sets forth the Company’s sales and income (loss) from operations by segment for the three months ended March 31, 2001 and 2000 (in millions):

			Income (Loss)
			from
	Sales		Operations

	2001	2000	2001	2000

Domestic distribution	$573.5	$536.9	$38.3	$36.6

International distribution	110.6	113.9	3.9	2.6

Laboratory workstations	41.8	38.3	0.5	0.5

Eliminations	(38.9)	(35.9)	—	(0.3)

Segment sub-total	687.0	653.2	42.7	39.4

Restructuring and other charges	—	—	(51.6)	—

Nonrecurring charges	—	—	(1.1)	—

Total	$687.0	$653.2	$(10.0)	$39.4

  Sales

      Sales for the three months ended March 31, 2001 increased 5.2% to $687.0 million from $653.2 million for the comparable period in 2000. Excluding the impact of foreign exchange, sales increased to $695.8 million for the current quarter, a 6.5% increase from the prior year quarter. Sales growth in the domestic distribution segment of 6.8% was primarily due to internal sales growth fueled largely by increased demand in the research and healthcare markets and due to the inclusion of FCS, which was acquired in February 2001. The sales decline in the international distribution segment was due to continued strengthening of the U.S. dollar, particularly against the major European currencies. Excluding the impact of foreign exchange, international distribution sales increased to $118.5 million for the current quarter, a 4.0% increase from the prior year quarter. The sales increase in the laboratory workstations segment was due to increased market demand.

  Gross Profit

      Fisher’s gross profit for the three months ended March 31, 2001 increased 5.8% to $174.4 million from $164.8 million for the comparable period in 2000, primarily as a result of increased sales volume. Gross profit as a percent of sales increased to 25.4% for the three months ended March 31, 2001, from 25.2% for the comparable period in 2000. Gross profit in 2001 was reduced by $1.1 million for inventory write-offs related to the restructuring plan implemented in the first quarter.

  Selling, General and Administrative Expense

      Selling, general and administrative expense for the three months ended March 31, 2001 increased 5.9% to $132.8 million from $125.4 million for the comparable period in 2000. The increase in selling, general and administrative expense in 2001 was primarily due to increased sales volume and the acquisition of FCS. Selling, general and administrative expense as a percentage of sales was 19.3% for the three months ended March 31, 2001, compared with 19.2% for the comparable period of 2000.

  Restructuring and Other Charges

      During the first quarter of 2001, the Company adopted and commenced implementation of a streamlining plan (the “Plan”) aimed at improving its operations, largely through office, warehouse and manufacturing facility consolidation and the discontinuance of certain product lines. The Company recorded $18.1 million of restructuring charges and incurred a $1.1 million inventory write-off to cost of sales in the first quarter related to the Plan. The Company estimates incurring an additional $6 million to $8 million of expenses related to the Plan during the remainder of 2001. As a result of this action, the Company expects a reduction of approximately $14.0 million in annual pre-tax operating expenses upon completion of the Plan.

      The restructuring charge consists of $10.9 million related to accruals for employee separation arrangements and $7.2 million of exit costs. The charge for employee separation arrangements relates to termination and other severance costs associated with approximately 500 salaried and hourly employees who will be severed as part of the Plan. The other exit costs relate primarily to lease cancellation costs and costs associated with the discontinuation of certain product lines. As of March 31, 2001, the Company had expended $0.2 million of the $18.1 million accrued.

      In addition, on March 30, 2001, the Company accelerated the vesting of approximately 2.3 million common stock options with an average exercise price of $20.85 per share. These options were then converted into the right to receive approximately 1.0 million shares of common stock, which were issued and deposited into a “rabbi trust”. The shares issued represent on a per share basis the difference between the last reported sale price of the common stock on March 30, 2001 of $35.44 and the exercise price of the option divided by $35.44. As a result of these transactions, the Company recorded a primarily noncash compensation charge of $33.5 million during the first quarter of 2001.

  Income (Loss) from Operations

      Income (loss) from operations for the three months ended March 31, 2001 decreased to a loss of $(10.0) million from income of $39.4 million for the comparable period in 2000. Excluding restructuring and other nonrecurring costs of $52.7 million for the three months ended March 31, 2001, income from operations increased to $42.7 million from $39.4 million in the comparable period in 2000 due to the factors described above.

  Interest Expense

      Interest expense for the three months ended March 31, 2001 increased $0.7 million to $26.4 million from $25.7 million for the comparable period in 2000. The increase in 2001 is due to additional losses on the sale of receivables from the Company’s accounts receivable securitization which was used to finance the FCS acquisition.

  Other (Income) Expense, net

      Other (income) expense, net totaled $0.5 million of expense for the three months ended March 31, 2001 compared with $1.7 million of income for the comparable period in 2000. The 2001 period includes $1.3 million of expense representing the Company’s equity in the losses of unconsolidated affiliates.

  Income Tax Provision

      The Company recorded an income tax benefit of $13.2 million for the three months ended March 31, 2001 compared with a $6.9 million income tax provision for the corresponding period in 2000. The effective income tax rate for the three months ended March 31, 2001 was 36% compared with 45% for the corresponding period in 2000. The effective tax rate in the first quarter of 2001 was primarily driven by the tax effect of the restructuring and stock compensation charges. For the remaining quarters of 2001, the Company anticipates that its effective tax rate will be approximately 40%.

  Net Income (Loss)

      Net income (loss) for the three months ended March 31, 2001 decreased to a loss of $23.7 million from income of $8.5 million for the comparable period in 2000, due to the factors discussed above.

Liquidity and Capital Resources

      During the three months ended March 31, 2001, the Company’s operations used $11.6 million of cash compared with $6.3 million of cash for the same period in 2000. This change in cash used by operating activities is primarily due to increased investments in working capital, partially offset by an increase in cash generated from net income, adjusted for noncash items.

      During the three months ended March 31, 2001, the Company used $165.5 million of cash for investing activities compared with $25.0 million for the same period in 2000. The increase in cash used for investing activities is primarily due to an increase in acquisition spending. In February 2001, the Company acquired FCS for $137.5 million. The purchase price is subject to adjustment based upon the closing balance sheet. Also, during the first quarter of 2001, the Company invested $22.0 million for minority interests in two entities. During 2000, the Company acquired a manufacturing facility for $20.5 million. The acquisitions were funded with cash on hand and through the sale of receivables under the receivables securitization facility. The Company anticipates an increase in annual capital expenditures during 2001 from 2000 levels due to its ongoing warehouse consolidation program and expenditures related to the acquisition in the first quarter.

      During the three months ended March 31, 2001, the Company’s financing activities provided $157.9 million of cash compared with $37.0 million of cash for the same period in 2000. Financing activities in both periods primarily relate to the sale of receivables under the receivables securitization facility.

      The Company expects that cash flows from operations together with cash and cash equivalents on hand and funds available under existing credit facilities will be sufficient to meet its ongoing operating, capital expenditure and debt service requirements for at least the next twelve months. In addition, the Company’s equity offering completed on May 9, 2001 generated approximately $290 million in net proceeds to be used for general corporate purposes and potential acquisitions.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

      The Company’s primary interest rate exposures relate to its cash, fixed and variable rate debt and interest rate swaps. The potential loss in fair values is based on an immediate change in the net present values of the Company’s interest rate sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income (expense) over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates does not have a material effect on the fair values, cash flows or earnings of the Company.

      The Company’s primary currency rate exposures are to its debt, cash, foreign currency forward contracts and certain of its intercompany debt. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company’s currency exposures due to a 10% shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flows and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in the currency exchange rates does not have a material effect on the fair values, cash flows or earnings of the Company.

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

      (a)  Exhibits:

10.16 —	Third Amendment and Waiver to the Credit Agreement Dated as of April 5, 2000(1).

10.17 —	Amendment to Amended and Restated Investors’ Agreement dated as of May 14, 2000 among Fisher Scientific International Inc., Thomas H. Lee Equity Fund III, L.P. THL-CCI Limited Partnership, THL Foreign Fund III, L.P., THL FSI Equity Investors, L.P., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners II — A, L.P., DLJ Offshore Partners, II, C.V., DLJ Diversified Partners, L.P., DLJ Diversified Partners — A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners — A, L.P., DLJMB Funding II, Inc., UK Investment Plan 1997 Partners, DLJ EAB Partners, L.P., DLJ ESC II, L.P., DLJ First ESC, L.P., Chase Equity Associates, L.P., Merrill Lynch Kecalp L.P. 1997, Kecalp Inc., ML IBK Positions, Inc. and certain other persons named herein(1).

10.18 —	Fourth Amendment and Waiver to the Credit Agreement dated as of February 9, 2000(1).

10.19 —	Amendment to Amended and Restated Investors’ Agreement dated as of May , 2001 among Fisher Scientific International Inc., Thomas H. Lee Equity Fund III, L.P. THL-CCI Limited Partnership, THL Foreign Fund III, L.P., THL FSI Equity Investors, L.P., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners II — A, L.P., DLJ Offshore Partners, II, C.V., DLJ Diversified Partners, L.P., DLJ Diversified Partners — A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners — A, L.P., DLJMB Funding II, Inc., UK Investment Plan 1997 Partners, DLJ EAB Partners, L.P., DLJ ESC II, L.P., DLJ First ESC, L.P., Chase Equity Associates, L.P., Merrill Lynch Kecalp L.P. 1997, Kecalp Inc., ML IBK Positions, Inc. and certain other persons named herein.*

(1)	Included as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

*  Filed herewith

      (b)  Reports on Form 8-K:

      The Company did not file any Current Reports on Form 8-K during the last quarter covered by this report.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER SCIENTIFIC INTERNATIONAL INC.

/s/ KEVIN P. CLARK

KEVIN P. CLARK
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  May 15, 2001

Exhibit Index

10.16 —	Third Amendment and Waiver to the Credit Agreement Dated as of April 5, 2000(1).

10.17 —	Amendment to Amended and Restated Investors’ Agreement dated as of May 14, 2000 among Fisher Scientific International Inc., Thomas H. Lee Equity Fund III, L.P. THL-CCI Limited Partnership, THL Foreign Fund III, L.P., THL FSI Equity Investors, L.P., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners II — A, L.P., DLJ Offshore Partners, II, C.V., DLJ Diversified Partners, L.P., DLJ Diversified Partners — A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners — A, L.P., DLJMB Funding II, Inc., UK Investment Plan 1997 Partners, DLJ EAB Partners, L.P., DLJ ESC II, L.P., DLJ First ESC, L.P., Chase Equity Associates, L.P., Merrill Lynch Kecalp L.P. 1997, Kecalp Inc., ML IBK Positions, Inc. and certain other persons named herein(1).

10.18 —	Fourth Amendment and Waiver to the Credit Agreement dated as of February 9, 2000(1).

10.19 —	Amendment to Amended and Restated Investors’ Agreement dated as of May , 2001 among Fisher Scientific International Inc., Thomas H. Lee Equity Fund III, L.P. THL-CCI Limited Partnership, THL Foreign Fund III, L.P., THL FSI Equity Investors, L.P., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners II — A, L.P., DLJ Offshore Partners, II, C.V., DLJ Diversified Partners, L.P., DLJ Diversified Partners — A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners — A, L.P., DLJMB Funding II, Inc., UK Investment Plan 1997 Partners, DLJ EAB Partners, L.P., DLJ ESC II, L.P., DLJ First ESC, L.P., Chase Equity Associates, L.P., Merrill Lynch Kecalp L.P. 1997, Kecalp Inc., ML IBK Positions, Inc. and certain other persons named herein.*

(1)	Included as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

*  Filed herewith