Form 10-Q
period 2001-06-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2001-08-14
CIK 880430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission file number:  01-10920

Fisher Scientific International Inc.

(Exact name of registrant as specified in its charter)

Delaware	02-0451017
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

One Liberty Lane, Hampton, New Hampshire	03842
(Address of principal executive offices)	(Zip Code)

(603) 926-5911

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒  No   ☐

      The number of shares of Common Stock outstanding at August 7, 2001 was 54,001,887.

FISHER SCIENTIFIC INTERNATIONAL INC.

Form 10-Q

For the Quarter Ended June 30, 2001

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

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Sales	$708.8	$662.1	$1,395.8	$1,315.3

Cost of sales	529.1	500.0	1,041.7	988.4

Selling, general and administrative expense	133.8	121.3	266.6	246.7

Restructuring and other charges	—	—	51.6	—

Income from operations	45.9	40.8	35.9	80.2

Interest expense	24.4	24.9	50.8	50.6

Other (income) expense, net	1.2	(1.3)	1.7	(3.0)

Income (loss) before income taxes	20.3	17.2	(16.6)	32.6

Income tax provision (benefit)	8.1	7.8	(5.1)	14.7

Net income (loss)	$12.2	$9.4	$(11.5)	$17.9

Net income (loss) per common share:

Basic	$0.25	$0.23	$(0.26)	$0.45

Diluted	$0.23	$0.21	$(0.26)	$0.40

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

BALANCE SHEET
(in millions)

	June 30,	December 31,
	2001	2000

	(unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$200.4	$66.0

Receivables, net	331.0	296.8

Inventories	255.8	224.2

Other current assets	75.1	63.6

Total current assets	862.3	650.6

Property, plant and equipment	301.8	251.3

Goodwill	382.0	334.2

Other assets	173.2	149.6

Total assets	$1,719.3	$1,385.7

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Short-term debt	$63.2	$47.6

Accounts payable	307.8	308.5

Accrued and other current liabilities	182.6	151.7

Total current liabilities	553.6	507.8

Long-term debt	980.8	991.1

Other liabilities	204.2	198.5

Total liabilities	1,738.6	1,697.4

Commitments and contingencies

Stockholders’ deficit:

Preferred stock	—	—

Common stock	0.5	0.4

Capital in excess of par value	654.1	326.0

Accumulated deficit	(583.4)	(571.9)

Accumulated other comprehensive loss	(89.7)	(65.9)

Treasury stock, at cost	(0.8)	(0.3)

Total stockholders’ deficit	(19.3)	(311.7)

Total liabilities and stockholders’ deficit	$1,719.3	$1,385.7

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(11.5)	$17.9

Adjustments to reconcile net income (loss) to cash provided by operating activities:

Restructuring and other charges, net of cash expended	46.7	—

Depreciation and amortization	39.0	31.8

Loss on sale of property, plant and equipment and write-off of assets	0.1	0.6

Deferred income taxes	(11.2)	1.5

Equity in loss of unconsolidated affiliates	4.8	—

Changes in working capital, net of effects of acquisitions:

Receivables, net	(15.4)	(12.9)

Inventories	(17.3)	(11.8)

Payables, accrued and other current liabilities	(4.8)	(5.6)

Other working capital changes	0.5	7.8

Other assets and liabilities	(6.4)	(6.5)

Cash provided by operating activities	24.5	22.8

Cash flows from investing activities:

Acquisitions, net of cash	(148.1)	(22.3)

Capital expenditures	(14.0)	(12.5)

Proceeds from sale of property, plant and equipment	0.1	0.5

Other investing activity	(9.2)	(4.2)

Cash used in investing activities	(171.2)	(38.5)

Cash flows from financing activities:

Proceeds from stock options exercised	0.5	0.3

Proceeds from accounts receivable securitization, net	—	19.0

Proceeds from sale of common stock	289.9	—

Proceeds from long-term debt	—	7.7

Acquisition of treasury stock	(0.5)	—

Payments of long-term debt	(12.5)	(10.0)

Changes in short-term debt, net	5.1	1.1

Cash provided by financing activities	282.5	18.1

Effect of exchange rate changes on cash and cash equivalents	(1.4)	(1.3)

Net change in cash and cash equivalents	134.4	1.1

Cash and cash equivalents — beginning of period	66.0	50.3

Cash and cash equivalents — end of period	$200.4	$51.4

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

Note 2 — Public Offering of Common Stock

      On May 9, 2001, the Company closed a public offering of 13.8 million shares of common stock, including 1.8 million shares for the exercise of the underwriter’s over-allotment option, at a public offering price of $24.00 per share. Of the 13.8 million shares sold, 12.8 million shares were sold by the Company and 1.0 million shares were sold by selling stockholders. The shares offered by the selling stockholders represent a portion of the shares of common stock held in a rabbi trust. Proceeds to the Company from the offering were approximately $289.9 million net of underwriter’s discounts and offering costs.

Note 3 — Acquisitions

      In February 2001, the Company acquired the pharmaceutical packaging services business of Covance, Inc. and renamed it Fisher Clinical Services Inc. (“FCS”). FCS enables pharmaceutical and biotechnology companies and other customers to outsource the packaging, labeling and distribution of prescription drugs used in phase III and IV clinical trials. The adjusted purchase price of $132.7 million was financed through the sale of receivables under the Company’s receivables securitization facility. The acquisition was accounted for using the purchase method of accounting. The results of FCS have been included in the domestic distribution segment from the date of acquisition.

      In June 2001, the Company acquired a controlling interest in Medical Analysis Systems, Inc. (“MAS”). MAS is a leading manufacturer of controls and reagents for the clinical laboratory market. The acquisition was accounted for as a step acquisition using the purchase method of accounting. The results of MAS have been included in the domestic distribution segment from the date the Company acquired the controlling interest. Prior to June 2001, the Company accounted for the investment in MAS using the equity method of accounting.

      The pro forma effect of these acquisitions is not material to the Company’s financial statements.

      The Company also has invested approximately $3.2 million during the six months ended June 30, 2001 for an approximate 13% minority interest in HealthNexis, formerly The New Health Exchange. The Company is accounting for this investment using the equity method of accounting.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4 — Inventories

      The following is a summary of inventories by major category (in millions):

	June 30,	December 31,
	2001	2000

Raw materials	$38.5	$28.8

Work in process	10.6	6.9

Finished products	206.7	188.5

Total	$255.8	$224.2

Note 5 — Derivative Financial Instruments

      Effective January 1, 2001, Fisher adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in earnings in the current period. The adoption of SFAS 133, as amended, resulted in a $0.8 million pre-tax ($0.5 million after-tax) reduction to OCI on January 1, 2001.

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

      The Company enters into interest-rate swap agreements in order to manage its exposure to interest rate risk. These interest rate swaps are designated as cash flow hedges of Fisher’s variable rate debt. During the three and six months ended June 30, 2001, no ineffectiveness was recognized in the statement of operations on these hedges. Amounts accumulated in OCI are reclassified into earnings as interest is accrued on the hedged transactions. The amounts accumulated in OCI will fluctuate based on changes in the fair value of the Company’s derivatives at each reporting period.

Note 6 — Comprehensive Income (Loss)

      The following is a summary of comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 (in millions). Comprehensive income (loss) components included in stockholders’ deficit include any changes in equity during a period that are not the result of transactions with the Company’s stockholders.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income (loss)	$12.2	$9.4	$(11.5)	$17.9

Foreign currency translation adjustment	(5.1)	(3.3)	(21.3)	(12.3)

Change in unrealized fair value of derivative instruments	0.5	—	(2.8)	—

Unrealized investment gain	1.2	1.5	0.3	1.5

Comprehensive income (loss)	$8.8	$7.6	$(35.3)	$7.1

Note 7 — Earnings Per Share

      The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Weighted average shares of common stock outstanding used in the computation of basic earnings per share	49.2	40.1	44.7	40.1

Common stock equivalents(a)	3.6	4.3	—	4.5

Shares used in the computation of diluted earnings per share	52.8	44.4	44.7	44.6

(a)	The amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2001 was 1.2 million and 4.1 million, respectively. No options or warrants were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2000.

Note 8 — Restructuring and Other Charges

      During the first quarter of 2001, the Company adopted and commenced implementation of a streamlining plan (the “Plan”) aimed at improving its operations, largely through office, warehouse and manufacturing facility consolidations and the discontinuance of certain product lines. The Company recorded a restructuring charge of $18.1 million in the first quarter of 2001 for the Plan. Upon adoption of the Plan, the Company anticipated incurring an additional $6 million to $8 million of expenses related to the Plan, of which the Company has incurred $3 million for the six months ended June 30, 2001.

      The restructuring charge consists of $10.9 million related to accruals for employee separation arrangements and $7.2 million of exit costs. The charge for employee separation arrangements relates to termination and other severance costs associated with approximately 500 salaried and hourly employees who will be severed as part of the Plan. The other exit costs relate primarily to lease cancellation costs and costs associated with the discontinuation of certain product lines. As of June 30, 2001, the Company had expended $4.2 million of the $18.1 million accrued.

      In March 2001, the Company accelerated the vesting of approximately 2.3 million common stock options with an average exercise price of $20.85 per share. These options were then converted into the right to receive approximately 1.0 million shares of common stock, which were issued and deposited into a “rabbi trust.” The shares issued represent on a per share basis the difference between the last reported sale price of the common stock on March 30, 2001 of $35.44 and the exercise price of the option divided by $35.44. As a result of these

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

transactions, the Company recorded a primarily non-cash compensation charge of $33.5 million during the first quarter of 2001.

Note 9 — Other (Income) Expense

      Other (income) expense, includes the Company’s equity in the losses of unconsolidated affiliates totaling $3.5 million and $4.8 million for the three and six months ended June 30, 2001, respectively.

Note 10 — Segment Information

      Selected business segment financial information for the three and six months ended June 30, 2001 and 2000 is shown below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Sales:

Domestic distribution	$602.4	$555.4	$1,175.9	$1,092.3

International distribution	103.8	102.2	214.4	216.1

Laboratory workstations	44.7	44.2	86.5	82.5

Eliminations	(42.1)	(39.7)	(81.0)	(75.6)

Total	$708.8	$662.1	$1,395.8	$1,315.3

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001		2000

Income from operations:

Domestic distribution	$43.1	$37.7	$81.4		$74.3

International distribution	2.2	1.7	6.1		4.3

Laboratory workstations	1.0	1.6	1.5		2.1

Eliminations	(0.4)	(0.2)	(0.4)		(0.5)

Segment sub-total	45.9	40.8	88.6		80.2

Restructuring and other charges	—	—	(52.7	)(a)	—

Total	$45.9	$40.8	$35.9		$80.2

      Income from operations is revenue less related costs and direct and allocated expenses. Intercompany sales and transfers between segments were not material for the three and six months ended June 30, 2001 and 2000.

(a)	The domestic distribution, international distribution and laboratory workstations segments accounted for $15.4 million, $2.6 million and $0.1 million, respectively, of the 2001 restructuring charge taken in the first quarter of 2001. The domestic distribution segment incurred a $1.1 million inventory write-off to cost of sales in the first quarter related to the restructuring. In addition, the Company accelerated the vesting of common stock options and recorded a primarily non-cash compensation charge of $33.5 million in the first quarter.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11 — Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

      SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method for business combinations. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS 141 shall be effective for all business combinations completed by the Company after June 30, 2001. Under the provisions of SFAS 141 goodwill and intangible assets determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001, shall not be amortized. Goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, shall continue to be amortized until December 31, 2001.

      SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill and certain intangibles will not be amortized but instead would be reviewed for impairment and written down with a resulting charge to operations only in the period in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 requires the Company to perform an evaluation of whether goodwill is impaired as of January 1, 2002, the effective date of the statement for the Company. Additionally, SFAS 142 requires the Company to reassess the useful lives and residual values of all intangible assets and make any necessary amortization adjustments. Any transitional impairment loss resulting from the adoption of SFAS 142 will be recognized as a cumulative effect of a change in accounting principle in the Company’s statement of operations.

      The Company is in the process of evaluating the effect that adopting these Statements will have on its financial statements.

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

      In February 2001, the Company acquired the pharmaceutical packaging services business of Covance Inc., and renamed it Fisher Clinical Services Inc. (“FCS”). FCS enables pharmaceutical and biotechnology companies and other customers to outsource the packaging, labeling and distribution of prescription drugs used in phase III and IV clinical trials. The adjusted purchase price of $132.7 million was financed through the sale of receivables under the Company’s receivables securitization facility.

      In May 2001, the Company sold 12.8 million shares of common stock, including 1.8 million shares for the exercise of the underwriters over-allotment option, in a public offering at a price of $24.00 per share. Net proceeds to the Company, after deducting the underwriting discount and expenses, were approximately $289.9 million. The Company used a portion of the net proceeds to reduce the amount of receivables sold under the Company’s receivables securitization facility by $170.0 million.

      In June 2001, the Company acquired a controlling interest in Medical Analysis Systems, Inc. (“MAS”). MAS is a leading manufacturer of controls and reagents for the clinical laboratory market.

Results of Operations

      The following table sets forth the Company’s sales and income from operations by segment for the three and six months ended June 30, 2001 and 2000 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Sales:

Domestic distribution	$602.4	$555.4	$1,175.9	$1,092.3

International distribution	103.8	102.2	214.4	216.1

Laboratory workstations	44.7	44.2	86.5	82.5

Eliminations	(42.1)	(39.7)	(81.0)	(75.6)

Total	$708.8	$662.1	$1,395.8	$1,315.3

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001		2000

Income from operations:

Domestic distribution	$43.1	$37.7	$81.4		$74.3

International distribution	2.2	1.7	6.1		4.3

Laboratory workstations	1.0	1.6	1.5		2.1

Eliminations	(0.4)	(0.2)	(0.4)		(0.5)

Segment sub-total	45.9	40.8	88.6		80.2

Restructuring and other charges	—	—	(52.7	)(a)	—

Total	$45.9	$40.8	$35.9		$80.2

(a)	The domestic distribution, international distribution and laboratory workstations segments accounted for $15.4 million, $2.6 million and $0.1 million, respectively, of the 2001 restructuring charge taken in the first quarter of 2001. The domestic distribution segment incurred a $1.1 million inventory write-off to cost of sales in the first quarter related to the restructuring. In addition, the Company accelerated the vesting of common stock options and recorded a primarily non-cash compensation charge of $33.5 million in the first quarter.

  Sales

      Sales for the three and six months ended June 30, 2001 increased 7.1% and 6.1% to $708.8 million and $1,395.8 million, respectively, from $662.1 million and $1,315.3 million for the comparable periods in 2000. Excluding foreign exchange effects, sales increased to $716.2 million and $1,411.9 million for the three and six months ended June 30, 2001, respectively, an 8.2% and 7.3% increase from the corresponding periods in 2000. For the three and six months ended June 30, 2001, sales in the domestic distribution segment increased 8.5% and 7.7% to $602.4 million and $1,175.9 million, respectively. The increase is attributable to growth in the pharmaceutical and biotech markets and the impact of acquisitions, primarily FCS which was acquired in February 2001. The Company expects annual revenue growth for the domestic distribution segment to remain consistent with the current quarter results.

      The sales increase in the international distribution segment is a result of improved results in European operations. Excluding foreign exchange effects, international distribution sales increased to $109.9 million and $228.4 million for the three and six months ended June 30, 2001, respectively, a 7.5% and 5.7% increase from the corresponding periods a year ago. The Company expects annual revenue growth of 5% for our international distribution segment, excluding the impact of foreign exchange.

      In the laboratory workstation segment, sales grew to $44.7 million and $86.5 million or 1.1% and 4.9% for the three and six months ended June 30, 2001, respectively. The moderate growth is primarily attributable to the slowdown of new research laboratory construction; however, order activity has continued to improve in the second quarter resulting in an approximate 26% increase in backlog compared to the same period a year ago. The Company expects laboratory workstation segment sales growth to improve to 7.5% for the year.

  Gross Profit

      Fisher’s gross profit for the three and six months ended June 30, 2001, increased 10.9% and 8.3% to $179.7 million and $354.1 million, respectively, from the corresponding periods a year ago. Gross profit as a percent of sales increased to 25.4% for the three and six months ended June 30, 2001, from 24.5% and 24.9%, respectively, for the comparable periods in 2000. Gross profit for the six months ended June 30, 2001 was reduced by $1.1 million for inventory write-offs related to the restructuring plan implemented in the first quarter.

  Selling, General and Administrative Expense

      Selling, general and administrative expense for the three and six months ended June 30, 2001, increased 10.3% and 8.1% to $133.8 million and $266.6 million from the comparable periods in 2000. Selling, general and administrative expense as a percentage of sales was 18.9% and 19.1% for the three and six months ended June 30, 2001, respectively, compared with 18.3% and 18.8% for the comparable periods a year ago. The increase in selling, general and administrative expense as a percentage of sales is primarily due to the expenses incurred related to the continued implementation of the streamlining plan commenced in the first quarter of 2001 and the effect of acquisitions.

  Restructuring and Other Charges

      During the first quarter of 2001, the Company adopted and commenced implementation of a streamlining plan (the “Plan”) aimed at improving its operations, largely through office, warehouse and manufacturing facility consolidations and the discontinuance of certain product lines. The Company recorded a restructuring charge of $18.1 million in the first quarter of 2001 for the Plan. Upon adoption of the Plan, the Company anticipated incurring an additional $6 million to $8 million of expenses related to the Plan, of which the Company has incurred $3 million for the six months ended June 30, 2001.

      The restructuring charge consists of $10.9 million related to accruals for employee separation arrangements and $7.2 million of exit costs. The charge for employee separation arrangements relates to termination and other severance costs associated with approximately 500 salaried and hourly employees who will be severed as part of the Plan. The other exit costs relate primarily to lease cancellation costs and costs associated with the discontinuation of certain product lines. As of June 30, 2001, the Company had expended $4.2 million of the $18.1 million accrued.

      In addition, in March 2001, the Company accelerated the vesting of approximately 2.3 million common stock options with an average exercise price of $20.85 per share. These options were then converted into the right to receive approximately 1.0 million shares of common stock, which were issued and deposited into a “rabbi trust.” The shares issued represent on a per share basis the difference between the last reported sale price of the common stock on March 30, 2001, of $35.44 and the exercise price of the option divided by $35.44. As a result of these transactions, the Company recorded a primarily noncash compensation charge of $33.5 million during the first quarter of 2001.

  Income from Operations

      Income from operations for the three months ended June 30, 2001, increased 12.5% to $45.9 million from $40.8 million for the comparable period in 2000. Income from operations for the six months ended June 30, 2001, decreased to $35.9 million from $80.2 million for the comparable period in 2000. Excluding restructuring and other charges of $52.7 million incurred in the first quarter of 2001, income from operations for the six months ended June 30, 2001, increased 10.5% to $88.6 million from $80.2 million for the comparable period a year ago. Income from operations for the domestic distribution segment increased 14.3% and 9.6% to $43.1 million and $81.4 million for the three and six months ended June 30, 2001. The increase in income from operations as a percentage of sales in the domestic distribution segment is attributable to the acquisition of FCS. The Company expects income from operations as a percentage of sales for our domestic distribution segment to be approximately 7.1%. Income from operations for the international distribution segment increased 29.4% and 41.9% to $2.2 million and $6.1 million for the three and six months ended June 30, 2001. The increase in income from operations is the result of improvement in European operations and benefits derived from the continued integration within the European and Asian markets. The Company expects the international distribution segment income from operations as a percentage of sales to increase to approximately 3.2%. Income from operations for the laboratory workstations segment decreased to $1.0 million from $1.6 million and to $1.5 million from $2.1 million for the three and six months ended June 30, 2001, respectively. The reduction in income from operations is primarily the result of increased pricing pressure stemming from the slowdown in new research laboratory construction, as well as a change in product mix from higher margin to lower margin products. The Company expects income from operations as a percentage of sales for our laboratory workstations segment to be approximately 2.7%.

  Other (Income) Expense, net

      Other (income) expense, net totaled $1.2 million and $1.7 million of expense for the three and six months ended June 30, 2001, respectively, compared with $1.3 million and $3.0 million of income for the comparable periods in 2000. The increase in other expense was primarily due to the Company’s equity in the losses of unconsolidated affiliates, HealthNexis, formerly The New Health Exchange, and MAS, totaling $3.5 million and $4.8 million for the three and six months ended June 30, 2001, respectively. The increase in other expenses was offset by an increase in interest income due to the investment of the net proceeds received from the Company’s offering of common stock. The Company expects the equity losses in HealthNexis to continue for the remainder of the year. In June 2001, the Company acquired a controlling interest in MAS. The Company has consolidated MAS’ results into Fisher’s from the date of control and thus MAS’ results will be reflected in income from operations for the remainder of the year.

  Income Tax Provision

      The Company recorded an income tax provision of $8.1 million or a 40% effective tax rate for the three months ended June 30, 2001, compared with an income tax provision of $7.8 million or a 45% effective tax rate for the comparable period a year ago. The Company recorded an income tax benefit of $5.1 million for the six months ended June 30, 2001, compared with a $14.7 million income tax provision for the corresponding period in 2000. The effective income tax rate for the six months ended June 30, 2001 was 31% compared with 45% for the corresponding period in 2000. The lower effective tax rate for the six months ended June 30, 2001 was primarily driven by the effect of the restructuring and stock compensation charges being tax benefited at 37% in the first quarter of 2001. For the remaining quarters of 2001, the Company anticipates that its effective tax rate will be approximately 40%.

Liquidity and Capital Resources

      During the six months ended June 30, 2001, the Company’s operations provided $24.5 million of cash compared with $22.8 million of cash for the same period in 2000. This change in cash provided by operating activities is primarily due to increased investments in working capital, partially offset by an increase in cash generated from net income, adjusted for non-cash items.

      During the six months ended June 30, 2001, the Company used $171.2 million of cash for investing activities compared with $38.5 million for the same period in 2000. The increase in cash used for investing activities is primarily due to an increase in acquisition spending. In the first quarter of 2001, the Company acquired FCS for an adjusted purchase price of $132.7 million. The Company also acquired a controlling interest in MAS. The acquisitions were funded with cash on hand and through the sale of receivables under the receivables securitization facility. The Company also invested $6.0 million as a debt investment in MAS and $3.2 million for the Company’s minority interest in HealthNexis. Pursuant to the Limited Liability Company Agreement for HealthNexis, of which the Company is a founding member, the Company has committed to invest approximately $6.5 million in the entity for an approximate 13% ownership interest. Through June 30, 2001, the Company has funded $5.4 million of the commitment and anticipates fulfilling the remaining commitment by December 31, 2001. The Company anticipates an increase in annual capital expenditures during 2001 from 2000 levels due to its ongoing warehouse consolidation program and expenditures related to acquisitions.

      During the six months ended June 30, 2001, the Company’s financing activities provided $282.5 million of cash compared with $18.1 million of cash for the same period in 2000. On May 9, 2001, the Company closed a public offering of 13.8 million shares of common stock, including 1.8 million shares for the exercise of the underwriter’s over-allotment option, at a public offering price of $24.00 per share. Of the 13.8 million shares sold, 12.8 million shares were sold by the Company and 1.0 million shares were sold by selling stockholders. The shares offered by the selling stockholders represent a portion of the shares of common stock held in a rabbi trust. Proceeds to the Company from the offering were approximately $289.9 million net of underwriter’s discounts and offering costs. The Company used a portion of the net proceeds to reduce the amount of receivables sold under the Company’s receivables securitization facility by $170.0 million.

      The Company expects that cash flows from operations together with cash and cash equivalents on hand and funds available under existing credit facilities will be sufficient to meet its ongoing operating, capital expenditure and debt service requirements for at least the next 12 months.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

      SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method for business combinations. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS 141 shall be effective for all business combinations completed by the Company after June 30, 2001. Under the provisions of SFAS 141 goodwill and intangible assets determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001, shall not be amortized. Goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, shall continue to be amortized until December 31, 2001.

      SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill and certain intangibles will not be amortized but instead would be reviewed for impairment and written down with a resulting charge to operations only in the period in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 requires the Company to perform an evaluation of whether goodwill is impaired as of January 1, 2002, the effective date of the statement for the Company. Additionally, SFAS 142 requires the Company to reassess the useful lives and residual values of all intangible assets and make any necessary amortization adjustments. Any transitional impairment loss resulting from the adoption of SFAS 142 will be recognized as a cumulative effect of a change in accounting principle in the Company’s statement of operations.

      The Company is in the process of evaluating the impact of adopting these Statements on its financial statements.

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

PART II — OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders of the Company was held on May 16, 2001.

(b)	At the annual meeting, Robert A. Day, Michael D. Dingman and Kent R. Weldon were each elected as directors of the Company for a three-year term expiring at the Annual Meeting in 2004 and until his successor has been elected and duly qualified.

(c)	The results of the voting on the proposals considered at the annual meeting of stockholders are as follows:

           1.  Election of Directors

	Votes For	Votes Against	Votes Abstain

Robert A. Day	23,940,517	38,010	—

Michael D. Dingman	23,845,678	132,849	—

Kent R. Weldon	23,940,412	38,115	—

2.	Adoption of Fisher Scientific International Inc. 2001 Equity and Incentive Plan

The adoption of the Fisher Scientific International Inc. 2001 Equity and Incentive Plan was ratified, and voting results were as follows:

21,577,921 FOR, 1,514,910 AGAINST, and 2,108 ABSTAIN

3.	Amendment to the Company’s Restated Certificate of Incorporation

The Amendment to the Corporation’s Restated Certificate of Incorporation to Increase the Number of Authorized Shares of Common Stock from 100 Million to 500 Million was ratified, and voting results were as follow:

36,052,372 FOR, 854,367 AGAINST, and 1,249 ABSTAIN

4.	Appointment of Independent Auditors

The appointment of Deloitte & Touche LLP as independent auditors for the current year was ratified, and voting results were as follows:

23,177,167 FOR, 799,733 AGAINST, and 1,627 ABSTAIN

Item 6 — Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.1	—	Amendment No. 2 to Amended and Restated Investors’ Agreement dated as of May, 2001 among Fisher Scientific International Inc., Thomas H. Lee Equity Fund III, L.P., THL-CCI Limited Partnership, THL Foreign Fund III, L.P., THL FSI Equity Investors, L.P., DLJ Merchant Banking Partners II L.P., DLJ Merchant Banking Partners II — A, L.P., DLJ Offshore Partners, II, C.V., DLJ Diversified Partners, L.P., DLJ Diversified Partners — A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners — A, L.P., DLJMB Funding II, Inc., UK Investment Plan 1997 Partners, DLJ EAB Partners, L.P., DLJ ESC II, L.P., DLJ First ESC, L.P., Chase Equity Associates, L.P., Merrill Lynch Kecalp L.P. 1997, Kecalp Inc., ML IBK Positions, Inc. and certain other persons named herein.(1)

(1)	Included as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 filed with the Securities and Exchange Commission on May 15, 2001.

(b)  Reports on Form 8-K:

      The Company filed a current report on Form 8-K, dated April 26, 2001, announcing the financial results for the quarter ended March 31, 2001.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER SCIENTIFIC INTERNATIONAL INC.

/s/ KEVIN P. CLARK

Kevin P. Clark
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2001

Exhibit Index

10.1	—	Amendment No. 2 to Amended and Restated Investors’ Agreement dated as of May, 2001 among Fisher Scientific International Inc., Thomas H. Lee Equity Fund III, L.P., THL-CCI Limited Partnership, THL Foreign Fund III, L.P., THL FSI Equity Investors, L.P., DLJ Merchant Banking Partners II L.P., DLJ Merchant Banking Partners II — A, L.P., DLJ Offshore Partners, II, C.V., DLJ Diversified Partners, L.P., DLJ Diversified Partners — A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners — A, L.P., DLJMB Funding II, Inc., UK Investment Plan 1997 Partners, DLJ EAB Partners, L.P., DLJ ESC II, L.P., DLJ First ESC, L.P., Chase Equity Associates, L.P., Merrill Lynch Kecalp L.P. 1997, Kecalp Inc., ML IBK Positions, Inc. and certain other persons named herein.(1)

(1)	Included as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 filed with the Securities and Exchange Commission on May 15, 2001.