Form 10-Q
period 2001-09-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2001-11-14
CIK 880430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission file number: 01-10920

Fisher Scientific International Inc.

(Exact name of registrant as specified in its charter.)

Delaware	02-0451017
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

One Liberty Lane, Hampton, New Hampshire (Address of principal executive offices)	03842 (Zip Code)

Registrant’s telephone number, including area code: (603) 926-5911

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes  ☑           No  ☐.

      The number of shares of Common Stock outstanding at October 31, 2001 was 54,019,609.

FISHER SCIENTIFIC INTERNATIONAL INC.

Form 10-Q

For the Quarter Ended September 30, 2001

INDEX

Page No.

Part I — FINANCIAL INFORMATION:
Item 1 — Financial Statements:
Introduction to the Financial Statements	2
Statement of Operations — Three and Nine Months Ended September 30, 2001 and 2000	3
Balance Sheet — September 30, 2001 and December 31, 2000.	4
Statement of Cash Flows — Nine Months Ended September 30, 2001 and 2000.	5
Notes to Financial Statements	6
Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition	12
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	16

PART II — OTHER INFORMATION:
Item 6 — Exhibits and Reports on Form 8-K	17
SIGNATURE	18

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

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in millions, except per share data)

	(unaudited)
Sales	$729.5	$662.3	$2,125.3	$1,977.6
Cost of sales	543.9	499.4	1,585.6	1,487.8
Selling, general and administrative expense	133.4	122.7	400.0	369.4
Restructuring and other charges (credits)	—	(2.0)	51.6	(2.0)

Income from operations	52.2	42.2	88.1	122.4
Interest expense	24.1	24.4	74.9	75.0
Other (income) expense, net	(0.1)	(1.3)	1.6	(4.3)

Income before income taxes	28.2	19.1	11.6	51.7
Income tax provision	11.3	6.0	6.2	20.7

Net income	$16.9	$13.1	$5.4	$31.0

Net income per common share:
Basic	$0.31	$0.33	$0.11	$0.77

Diluted	$0.30	$0.30	$0.10	$0.70

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

BALANCE SHEET

	September 30,	December 31,
	2001	2000

	(unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$229.8	$66.0
Receivables, net	344.0	296.8
Inventories	248.2	224.2
Other current assets	77.0	63.6

Total current assets	899.0	650.6
Property, plant and equipment	305.8	251.3
Goodwill	406.7	334.2
Other assets	167.5	149.6

Total assets	$1,779.0	$1,385.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$71.1	$47.6
Accounts payable	328.0	308.5
Accrued and other current liabilities	174.2	151.7

Total current liabilities	573.3	507.8
Long-term debt	974.9	991.1
Other liabilities	218.7	198.5

Total liabilities	1,766.9	1,697.4

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	0.5	0.4
Capital in excess of par value	656.3	326.0
Accumulated deficit	(566.5)	(571.9)
Accumulated other comprehensive loss	(77.2)	(65.9)
Treasury stock, at cost	(1.0)	(0.3)

Total stockholders’ equity (deficit)	12.1	(311.7)

Total liabilities and stockholders’ equity (deficit)	$1,779.0	$1,385.7

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,

	2001	2000

	(in millions)

	(unaudited)
Cash flows from operating activities:
Net income	$5.4	$31.0
Adjustments to reconcile net income to cash provided by operating activities:
Restructuring and other charges, net of cash expended	42.9	(2.0)
Depreciation and amortization	59.6	47.5
Loss on sale of property, plant and equipment and write-off of assets	0.2	0.5
Deferred income taxes	(7.1)	3.5
Equity in loss of unconsolidated affiliates	5.1	0.4
Other non-cash expenses	0.5	1.0
Changes in working capital, net of effects of acquisitions:
Receivables, net	(20.2)	(13.9)
Inventories	(5.2)	(13.5)
Accounts payable	12.4	6.6
Other working capital changes	(14.8)	3.3
Other assets and liabilities	(1.0)	(12.6)

Cash provided by operating activities	77.8	51.8

Cash flows from investing activities:
Acquisitions, net of cash acquired	(163.9)	(22.3)
Capital expenditures	(23.8)	(18.7)
Proceeds from sale of property, plant and equipment	0.1	0.8
Other investing activity	(9.2)	(6.2)

Cash used in investing activities	(196.8)	(46.4)

Cash flows from financing activities:
Proceeds from stock options exercised	1.5	0.3
Proceeds from accounts receivable securitization, net	—	(21.7)
Proceeds from sale of common stock	289.9	—
Proceeds from long-term debt	—	8.3
Acquisition of treasury stock	(0.7)	—
Payments of long-term debt	(13.8)	(11.7)
Changes in short-term debt, net	5.8	6.2

Cash provided by (used in)financing activities	282.7	(18.6)

Effect of exchange rate changes on cash and cash equivalents	0.1	(2.9)

Net change in cash and cash equivalents	163.8	(16.1)
Cash and cash equivalents — beginning of period	66.0	50.3

Cash and cash equivalents — end of period	$229.8	$34.2

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

Note 2 — Public Offering of Common Stock

      On May 9, 2001, the Company sold 12.8 million shares of common stock, including 1.8 million shares in connection with the underwriters’ over-allotment option, to the public at a price of $24.00 per share. An additional 1.0 million shares were sold by employees and other individuals from shares distributed from a rabbi trust set up in connection with the Company’s recapitalization in 1998 to meet tax obligations triggered by the offering. Proceeds to the Company from the offering were approximately $289.9 million, net of underwriters’ discounts and offering costs. The Company did not receive any proceeds for the sale of shares by the selling stockholders.

Note 3 — Acquisitions

      In February 2001, the Company acquired the pharmaceutical packaging services business of Covance, Inc. and renamed it Fisher Clinical Services Inc. (“FCS”). FCS provides pharmaceutical and biotechnology companies and other customers outsourced packaging, labeling and distribution services related to prescription drugs undergoing phase III and IV clinical trials. The adjusted purchase price of $132.7 million was financed through the sale of receivables under the Company’s receivables securitization facility. The acquisition was accounted for using the purchase method of accounting. The results of FCS have been included in the domestic distribution segment from the date of acquisition.

      In June 2001, the Company acquired a controlling interest in Medical Analysis Systems, Inc. (“MAS”) after having acquired a non-controlling interest in March 2001. MAS is a leading manufacturer of controls and reagents for the clinical laboratory market. In July 2001, the Company acquired Safety Equipment Company, a distributor of safety supplies and personal protection equipment. The acquisitions, having an aggregate purchase price of approximately $31.2 million, were accounted for under the purchase method of accounting. The results of these entities have been included in the domestic distribution segment from their respective dates of acquisition. Prior to June 2001, the Company accounted for its investment in MAS using the equity method of accounting. The pro forma effect of these acquisitions is not material to the Company’s financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 4 — Inventories

      The following is a summary of inventories by major category (in millions):

	September 30,	December 31,
	2001	2000

Raw materials	$39.2	$28.8
Work in process	9.7	6.9
Finished products	199.3	188.5

Total	$248.2	$224.2

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

      The Company enters into interest-rate swap agreements in order to manage its exposure to interest rate risk. These interest rate swaps are designated as cash flow hedges of Fisher’s variable rate debt. During the three and nine months ended September 30, 2001, no ineffectiveness was recognized in the statement of operations on these hedges. Amounts accumulated in OCI are reclassified into earnings as interest is accrued on the hedged transactions. The amounts accumulated in OCI will fluctuate based on changes in the fair value of the Company’s derivatives at each reporting period.

Note 6 — Comprehensive Income (Loss)

      The following is a summary of comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 (in millions). Comprehensive income (loss) components included in stockholders’ equity (deficit) include any changes in equity during a period that are not the result of transactions with the Company’s stockholders.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income	$16.9	$13.1	$5.4	$31.0
Foreign currency translation adjustment	16.3	(13.0)	(5.0)	(25.3)
Change in unrealized fair value of derivative instruments	(3.8)	—	(6.6)	—
Unrealized investment gain	—	4.6	0.3	6.1

Comprehensive income (loss)	$29.4	$4.7	$(5.9)	$11.8

Note 7 — Earnings Per Share

      The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Weighted average shares of common stock outstanding used in the computation of basic earnings per share	54.0	40.1	47.8	40.1
Common stock equivalents (a)	3.1	3.5	3.8	4.2

Shares used in the computation of diluted earnings per share	57.1	43.6	51.6	44.3

(a)	The amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2001 was 1.4 million and 0.9 million, respectively. The amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2000 was 0.6 million and 0.3 million, respectively.

Note 8 — Restructuring and Other Charges

      During the first quarter of 2001, the Company adopted and commenced implementation of a streamlining plan (the “Plan”) aimed at improving its operations, largely through office, warehouse and manufacturing facility consolidations and the discontinuance of certain product lines. The Company recorded a restructuring charge of $18.1 million in the first quarter of 2001. Upon adoption of the Plan, the Company anticipated incurring approximately an additional $7.0 million of nonrecurring expenses related to the Plan, of which the Company has incurred $5.6 million for the nine months ended September 30, 2001.

      The restructuring charge consisted of $10.9 million in accruals for employee termination and other severance costs associated with approximately 500 salaried and hourly employees who were severed as part of the Plan and $7.2 million of exit costs relating primarily to lease cancellation costs and costs associated with the discontinuation of certain product lines. As of September 30, 2001, the Company has spent $8.2 million of the $18.1 million accrued.

      In March 2001, the Company accelerated the vesting of approximately 2.3 million common stock options having an average exercise price of $20.85 per share. These options were then converted into the right to receive approximately 1.0 million shares of common stock, which were issued and deposited into a “rabbi trust.” The number of shares issued was determined by dividing the “spread” value of the option (the difference between the last reported sale price on March 30, 2001 of $35.44 and the exercise price of the

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

option) by $35.44. As a result of these transactions, the Company recorded a primarily non-cash compensation charge of $33.5 million during the first quarter of 2001.

Note 9 — Other (Income) Expense

      Other (income) expense, includes the Company’s equity in the losses of unconsolidated affiliates totaling $0.3 million and $5.1 million for the three and nine months ended September 30, 2001, respectively.

Note 10 — Segment Information

      Selected business segment financial information for the three and nine months ended September 30, 2001 and 2000 is shown below (in millions):

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Sales:
Domestic distribution	$619.9	$560.7	$1,795.8	$1,653.0
International distribution	105.8	100.3	320.2	316.4
Laboratory workstations	45.6	39.6	132.1	122.1
Eliminations	(41.8)	(38.3)	(122.8)	(113.9)

Total	$729.5	$662.3	$2,125.3	$1,977.6

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001		2000

Income from operations:
Domestic distribution	$47.1	$42.4	$128.5		$116.7
International distribution	3.1	2.8	9.2		7.1
Laboratory workstations	1.8	0.8	3.3		2.9
Eliminations	0.2	(0.3)	(0.2)		(0.8)

Segment sub-total	52.2	45.7	140.8		125.9
Restructuring and other charges	—	(3.5)	(52.7	)(a)	(3.5)

Total	$52.2	$42.2	$88.1		$122.4

      Income from operations is revenue less related costs and direct and allocated expenses. Intercompany sales and transfers between segments were not material for the three and nine months ended September 30, 2001 and 2000.

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

(unaudited)

Note 11 — Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

      SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method for business combinations. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS 141 shall be effective for all business combinations completed by the Company after June 30, 2001. Under the provisions of SFAS 141 goodwill and intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after June 30, 2001, shall not be amortized. Goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, shall continue to be amortized until December 31, 2001.

      SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill and certain intangibles will not be amortized in results of operations, but instead would be reviewed for impairment and written down with a resulting charge to operations only in the period in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 requires the Company to perform an evaluation of whether goodwill is impaired as of January 1, 2002, the effective date of the statement for the Company. Additionally, SFAS 142 requires the Company to reassess the useful lives and residual values of all intangible assets and make any necessary amortization adjustments. Any transitional impairment loss resulting from the adoption of SFAS 142 will be recognized as a cumulative effect of a change in accounting principle in the Company’s statement of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting For Asset Retirement Obligations” (“SFAS 143”). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt the provisions of SFAS 143 at the beginning of its fiscal year 2002.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      The Company is in the process of evaluating the effect that adopting these Statements will have on its financial statements.

Note 12 — Subsequent Event

      On November 5, 2001, the Company acquired Cole-Parmer Instrument Company and its affiliated companies (“Cole-Parmer”). Cole-Parmer manufactures and distributes specialty instruments, equipment and supplies to the scientific research and industrial markets. The purchase price of $205 million was paid from the proceeds of the Company’s public offering in May 2001 and the sale of receivables under the Company’s receivables securitization facility. The results of Cole-Parmer will be included in the domestic distribution segment.

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

      In May 2001, the Company sold 12.8 million shares of common stock, including the exercise of the underwriters over-allotment option, in a public offering at a price of $24.00 per share. Net proceeds to the Company, after deducting the underwriting discount and expenses, were approximately $289.9 million. The Company used a portion of the net proceeds to reduce the amount of receivables sold under the Company’s receivables securitization facility by $170.0 million and the remainder for acquisitions.

Results of Operations

      The following table sets forth the Company’s sales and income from operations by segment for the three and nine months ended September 30, 2001 and 2000 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Sales:
Domestic distribution	$619.9	$560.7	$1,795.8	$1,653.0
International distribution	105.8	100.3	320.2	316.4
Laboratory workstations	45.6	39.6	132.1	122.1
Eliminations	(41.8)	(38.3)	(122.8)	(113.9)

Total	$729.5	$662.3	$2,125.3	$1,977.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001		2000

Income from operations:
Domestic distribution	$47.1	$42.4	$128.5		$116.7
International distribution	3.1	2.8	9.2		7.1
Laboratory workstations	1.8	0.8	3.3		2.9
Eliminations	0.2	(0.3)	(0.2)		(0.8)

Segment sub-total	52.2	45.7	140.8		125.9
Restructuring and other charges	—	(3.5)	(52.7)	(a)	(3.5)

Total	$52.2	$42.2	$88.1		$122.4

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

     Sales

      Sales for the three and nine months ended September 30, 2001 increased 10.1% and 7.5% to $729.5 million and $2,125.3 million, respectively, from $662.3 million and $1,977.6 million for the comparable periods in 2000. Excluding foreign exchange effects, sales increased to $732.0 million and $2,144.0 million for the three and nine months ended September 30, 2001, respectively, a 10.5% and 8.4% increase from the corresponding periods in 2000. For the three and nine months ended September 30, 2001, sales in the domestic distribution segment increased 10.6% and 8.6% to $619.9 million and $1,795.8 million, respectively. The increase is attributable to growth in the pharmaceutical and biotech markets and the impact of acquisitions, primarily FCS which was acquired in February 2001. The Company expects annual revenue growth for the domestic distribution segment, including the results of Cole-Parmer which was acquired on November 5, 2001, (see Note 12 — Subsequent Event) of 10% to 11% for 2001.

      Excluding foreign exchange effects, international distribution sales increased to $108.2 million and $336.8 million for the three and nine months ended September 30, 2001, respectively, a 7.9% and 6.4% increase from the corresponding periods a year ago. The Company expects reported annual revenue growth of approximately 4% for the international distribution segment, excluding the impact of foreign exchange.

      In the laboratory workstation segment, sales grew to $45.6 million and $132.1 million or 15.2% and 8.2% for the three and nine months ended September 30, 2001, respectively. The growth is primarily attributable to increased sales volume and improved order activity. The Company expects annual sales growth for the laboratory workstation segment of approximately 7.5% for 2001.

     Gross Profit

      Fisher’s gross profit for the three and nine months ended September 30, 2001, increased 13.9% and 10.2% to $185.6 million and $539.7 million, respectively, from the corresponding periods a year ago. Gross profit as a percent of sales increased to 25.4% for the three and nine months ended September 30, 2001, from 24.6% and 24.8%, respectively, for the comparable periods in 2000. The increase in gross profit as a percentage of sales was primarily due to acquisitions during the year.

     Selling, General and Administrative Expense

      Selling, general and administrative expense for the three and nine months ended September 30, 2001, increased 8.7% and 8.3% to $133.4 million and $400.0 million, respectively, for the comparable periods in 2000. Excluding nonrecurring costs, selling, general and administrative expense as a percentage of sales was 18.3% and 18.8% for the three and nine months ended September 30, 2001, respectively, compared with 17.7% and 18.4% for the comparable periods a year ago. The increase in selling, general and administrative expense as a percentage of sales is primarily due to the effect of acquisitions during the year.

     Restructuring and Other Charges

      During the first quarter of 2001, the Company adopted and commenced implementation of a streamlining plan (the “Plan”) aimed at improving its operations, largely through office, warehouse and manufacturing facility consolidations and the discontinuance of certain product lines. The Company recorded a restructuring charge of $18.1 million in the first quarter of 2001. Upon adoption of the Plan, the Company anticipated incurring approximately an additional $7.0 million of nonrecurring expenses related to the Plan, of which the Company has incurred $5.6 million for the nine months ended September 30, 2001.

      The restructuring charge consisted of $10.9 million in accruals for employee termination and other severance costs associated with approximately 500 salaried and hourly employees who were severed as part of the Plan and $7.2 million of exit costs relating primarily to lease cancellation costs and costs associated with the discontinuation of certain product lines. As of September 30, 2001, the Company has spent $8.2 million of the $18.1 million accrued.

      In addition, in March 2001, the Company accelerated the vesting of approximately 2.3 million common stock options having an average exercise price of $20.85 per share. These options were then converted into the right to receive approximately 1.0 million shares of common stock, which were issued and deposited into a “rabbi trust.” The number of shares issued was determined by dividing the “spread” value of the option (the difference between the last reported sale price on March 30, 2001 of $35.44 and the exercise price of the option) by $35.44. As a result of these transactions, the Company recorded a primarily noncash compensation charge of $33.5 million during the first quarter of 2001.

     Income from Operations

      Income from operations for the three months ended September 30, 2001, increased 23.7% to $52.2 million from $42.2 million for the comparable period in 2000. Income from operations for the nine months ended September 30, 2001, decreased to $88.1 million from $122.4 million for the comparable period in 2000. Excluding restructuring and other charges of $52.7 million and $3.5 million for the nine months ended September 30, 2001 and 2000, respectively, income from operations increased 11.8% to $140.8 million from $125.9 million for the comparable period a year ago.

      Income from operations for the domestic distribution segment increased 11.1% and 10.1% to $47.1 million and $128.5 million, respectively, for the three and nine months ended September 30, 2001. The Company expects income from operations as a percentage of sales for our domestic distribution segment to be approximately 7.1% for 2001. Income from operations for the international distribution segment increased 10.7% and 29.6% to $3.1 million and $9.2 million, respectively, for the three and nine months ended September 30, 2001. The Company expects the international distribution segment income from operations as a percentage of sales to increase to approximately 3.2% for 2001. Income from operations for the laboratory workstations segment increased to $1.8 million from $0.8 million and to $3.3 million from $2.9 million, respectively, for the three and nine months ended September 30, 2001. The Company expects income from operations as a percentage of sales for the laboratory workstations segment to be approximately 2.7% for 2001.

     Other (Income) Expense, net

      Other (income) expense, net totaled $0.1 million of income and $1.6 million of expense for the three and nine months ended September 30, 2001, respectively, compared with $1.3 million and $4.3 million of income for the comparable periods in 2000. The increase in other expense for the nine month period was primarily due to the Company’s equity in the losses of unconsolidated affiliates, HealthNexis, formerly The New Health Exchange, and MAS, prior to acquiring a controlling interest. The losses totaled $5.1 million for the nine months ended September 30, 2001, compared with $0.4 million in the prior year. The Company expects the equity losses in HealthNexis to continue for the remainder of the year.

     Income Tax Provision

      The Company recorded an income tax provision of $11.3 million, a 40% effective tax rate for the three months ended September 30, 2001, compared with an income tax provision of $6.0 million, a 31% effective tax rate for the comparable period a year ago. The amount of the income tax provision for the three months ended September 30, 2001 was impacted by the implementation of strategic tax planning initiatives that resulted in the reduction of the year-to-date tax rate from 45% to 40%. For the nine months ended September 30, 2001, the Company recorded an income tax provision of $6.2 million compared with a $20.7 million income tax provision for the corresponding period in 2000. The effective income tax rate for the nine months ended September 30, 2001 was 53% compared with 40% for the corresponding period in 2000. The higher effective tax rate for the nine months ended September 30, 2001 resulted from the restructuring and stock compensation charges taken in the first quarter of 2001 having a U.S. tax benefit of only 37%. For the fourth quarter of 2001, the Company anticipates that its effective tax rate will be approximately 40%.

Liquidity and Capital Resources

      During the nine months ended September 30, 2001, the Company’s operations provided $77.8 million of cash compared with $51.8 million of cash for the same period in 2000. This change in cash provided by operating activities is primarily due to an increase in net income adjusted for non-cash items.

      During the nine months ended September 30, 2001, the Company used $196.8 million of cash for investing activities compared with $46.4 million for the same period in 2000. The increase in cash used for investing activities is primarily due to an increase in acquisition spending. In the first quarter of 2001, the Company acquired FCS for an adjusted purchase price of $132.7 million. The Company also acquired two other entities for an aggregate purchase price of approximately $31.2 million. The acquisitions were funded with cash on hand and through the sale of receivables under the receivables securitization facility. On November 5, 2001, the Company acquired Cole-Parmer for a purchase price of $205 million, paid from the proceeds of the Company’s public offering in May 2001 and from proceeds for the sale of receivables under the Company’s receivables securitization facility. The Company also invested $6.0 million as a debt investment in MAS in the first quarter of 2001 and $3.2 million for the Company’s minority interest in HealthNexis. Pursuant to the limited liability company agreement for HealthNexis, of which the Company is a founding member, the Company has committed to invest approximately $6.5 million in the entity for an approximate 13% ownership interest. Through September 30, 2001, the Company has funded $5.4 million of its commitment and anticipates fulfilling the remaining commitment by December 31, 2001. The Company anticipates an increase in annual capital expenditures during 2001 to approximately $45 million due to its ongoing warehouse consolidation program and expenditures related to acquisitions.

      During the nine months ended September 30, 2001, the Company’s financing activities provided $282.7 million of cash compared with using $18.6 million of cash for the same period in 2000. On May 9, 2001, the Company sold 12.8 million shares of common stock, including 1.8 million shares for the exercise of the underwriters’ over-allotment option, to the public at a price of $24.00 per share. An additional 1.0 million shares were sold by employees and other individuals from shares distributed from a rabbi trust set up in connection with the Company’s recapitalization in 1998 to meet tax obligations triggered by the offering. Proceeds to the Company from the offering were approximately $289.9 million net of underwriter’s discounts and offering costs. The Company did not receive any proceeds for the sale of shares by the selling stockholders. The Company used a portion of the net proceeds to reduce the amount of receivables sold under the Company’s receivables securitization facility by $170.0 million and the remainder for acquisitions.

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

      SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill and certain intangibles will not be amortized in results of operations, but instead would be reviewed for impairment and written down with a resulting charge to operations only in the period in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 requires the Company to perform an evaluation of whether goodwill is impaired as of January 1, 2002, the effective date of the statement for the Company. Additionally, SFAS 142 requires the Company to reassess the useful lives and residual values of all intangible assets and make any necessary amortization adjustments. Any transitional impairment loss resulting from the adoption of SFAS 142 will be recognized as a cumulative effect of a change in accounting principle in the Company’s statement of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting For Asset Retirement Obligations” (“SFAS 143”). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt the provisions of SFAS 143 at the beginning of its fiscal year 2002.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions.

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

Date: November 14, 2001