Form 10-K405
period 2001-12-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2002-03-28
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission File Number 1-10920.

Fisher Scientific International Inc.

(Exact name of registrant as specified in its charter)

Delaware	02-0451017
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

One Liberty Lane Hampton, New Hampshire (Address of principal executive offices)	03842 (Zip Code)

Registrant’s telephone number, including area code:

(603) 926-5911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2002 was approximately $745,472,000.

      The number of shares of Common Stock outstanding, including 3,207,809 shares of non-voting Common Stock, as of March 22, 2002 was 54,233,649.

      Documents Incorporated by Reference: The registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2002 is incorporated by reference into Part III.

PART I

Item 1.     Business

Introduction

      We are the world leader in serving science. We offer more than 600,000 products and services to more than 350,000 customers located in approximately 145 countries. As a result of our broad product offering, integrated global logistics network and electronic commerce capabilities, we serve as a one-stop source of products, services and global solutions for many of our customers.

      Our products include scientific instruments and equipment, clinical consumables, diagnostic reagents, safety and clean-room supplies, laboratory equipment and workstations. We offer both proprietary products and products that we source from more than 6,000 vendors. Our proprietary products consist of self-manufactured products, Fisher branded products and products for which we serve as the exclusive distributor. We generate approximately 80% of our revenues from the sale of consumable products.

      We offer a range of services, such as third-party procurement, contract manufacturing, pharmaceutical packaging for clinical trials and laboratory-instrument calibration and repair. Our broad offering of products and services enables us to effectively serve a diverse range of customers. Through acquisitions of a pharmaceutical packaging services business and diagnostic manufacturing businesses, we have expanded our outsourcing capabilities to offer a more comprehensive suite of services and leverage our brand recognition in the pharmaceutical, biotechnology and healthcare industries. In addition, through our acquisition of Cole-Parmer Instrument Company and its affiliated companies, which we refer to collectively as Cole-Parmer, we have enhanced our offerings of specialty technical products, including products manufactured by Cole-Parmer and other proprietary products.

      We have assembled an integrated global logistics network through which we service our customers. This network, together with our order entry and inventory management systems, allows us to deliver products and provide services on a rapid basis worldwide. We make over 25,000 shipments each day. In the United States, we ship approximately 95% of all orders within 24 hours of the customer placing the order.

      We were founded in 1902 and trace our roots back to 1851. Through organic growth and acquisitions we have established ourselves as the world leader in serving science. In January 1998, our management and an investment group including partnerships affiliated with Thomas H. Lee Partners, L.P. purchased 87% of our common stock in a leveraged recapitalization. In May 2001, we sold 12.8 million shares of common stock in an underwritten public offering.

      In February 2002, certain of our stockholders sold 7.4 million shares of common stock in an underwritten public offering. We did not receive any of the proceeds from this offering. Currently, Thomas H. Lee Partners and its affiliates and the members of the investment group own approximately 46% of our outstanding common stock, management of the Company owns 5% and the public owns 49%.

The Industry

      We report financial results on the basis of three business segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment engages in the sale and distribution of products and services in the life-science research supply market, clinical laboratory supply market and industrial safety supply market. Our international distribution and laboratory workstations segments engage in the sale and distribution of products and services primarily in the life-science research supply market.

      Life-Science Research. The life-science-research supply market consists primarily of the manufacture, sourcing and distribution of a wide range of scientific instruments, equipment, chemicals and other supplies, to a wide range of pharmaceutical, biotechnology and educational customers. We estimate that sales to the United States scientific research market totaled approximately $7.5 billion in 2000 and that those sales are growing at an average annual rate of 6% to 8%. We believe that the following recent developments suggest continued growth in overall research investment by pharmaceutical, biotechnology and medical technology companies:

•	Advances in the field of genomics. The mapping of the human genome by the Human Genome Project and its private counterparts coupled with rapid developments in the field of proteomics to elucidate the function of proteins and their role in diseases is generating significant life science laboratory activity directed at discovering new medicines and biological agents.

•	Increasing number of prescription drugs in development worldwide. The number of prescription drugs in the worldwide development pipeline increased by 49% from approximately 5,500 in 1995 to approximately 8,200 in 2000.

      Clinical Laboratory. The clinical laboratory supply market consists primarily of the manufacture, sourcing and distribution of a broad range of scientific instruments, equipment, clinical consumables, diagnostic stains and reagents and other supplies to group purchasing organizations, integrated delivery networks, independent clinical laboratories, hospital and physician office laboratories, and other healthcare providers. The clinical laboratory industry has experienced significant growth in recent years as a result of increasing point of care testing and an ever-increasing array of advanced diagnostic tests and procedures. We estimate that the clinical testing laboratory market, totals approximately $8.0 billion per year and will continue to grow over the next several years due to such factors as the general aging of the United States population, the development of more advanced tests for the early detection of disease and increased occupational drug testing.

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

Customers

      We serve more than 350,000 customers in approximately 145 countries. Our customers range from nationally and internationally recognized scientific research, medical and educational institutions, pharmaceutical, biotechnology and medical technology companies, member and non-member hospitals of hospital purchasing organizations and government agencies to start-up companies. No single customer represented more than 5% of our total sales for each of the three years ended 2001.

      We market our products and services to the following three principal customer groups:

•	laboratories engaged in life-science scientific research and testing, including biotechnology, medical technology and pharmaceutical companies, research institutions, medical schools and universities;

•	healthcare providers that perform diagnostic tests, such as independent clinical laboratories, hospitals and physicians’ laboratories; and

•	users of occupational health and safety products in manufacturing and other activities.

Products and Services

      We currently offer more than 600,000 products, including self-manufactured products and products that we source from third-party manufacturers. Our products include organic and inorganic chemicals, diagnostic reagents, active pharmaceutical intermediaries, laboratory equipment and laboratory workstations. We constantly seek to expand and refine our product offerings to provide our customers with a complete array of products including:

•	life-science research products, such as scientific instruments, equipment, organic and inorganic chemicals and other supplies;

•	clinical laboratory products, such as scientific instruments, equipment, clinical consumables, diagnostic stains and reagents and other supplies; and

•	industrial safety supply products, such as personal protection equipment, respiratory protection systems, environmental monitoring and sampling equipment and other safety and clean room supplies.

      Proprietary Products. Our proprietary products consist of self-manufactured products, Fisher branded products and products for which we serve as the exclusive distributor. Proprietary products accounted for approximately 40% of sales in 2001. We sell these products primarily through our domestic and international distribution segments.

      Services and Repair. Our domestic and international distribution segments offer our customers general laboratory instrument repair, ISO 9002 scientific certification services, quality assurance services, equipment services, and general business solutions. We service all of our self-manufactured equipment and instrumentation and provide repair and warranty services for many other manufacturers. In addition, our broad portfolio of services includes instrument calibration, instrument certification and integrated services designed to provide comprehensive instrument coverage, documentation and facility service management and implementation of cost savings programs.

      Pharmaceutical Outsourcing Services. Through our domestic distribution segment we provide contract manufacturing services worldwide to our pharmaceutical and biotechnology customers. These services include the manufacturing of chemicals and diagnostics according to customers’ specifications. In addition, we have expanded our service offerings to leverage our presence and brand recognition in the pharmaceutical development and biotechnology industries by providing specialized packaging, labeling, distribution and supply-chain management services for pharmaceutical and biotechnology companies conducting clinical trials for new medicines and disease therapies.

      Laboratory Workstations. We manufacture and distribute laboratory workstations and fume hoods to companies engaged in scientific research. We sell our laboratory workstations primarily through a network of exclusive dealers. Our laboratory workstation product offering complements our broad consumable portfolio and enhances our position as a one-stop source for the laboratory needs of our customers. We also sell enclosures for technology and communication equipment.

Sales and Marketing

      Sales and Customer Service Professionals. We provide customer support through a worldwide network of more than 3,000 sales and customer service professionals. Our sales and customer service professionals consist of account representatives and product/ systems sales specialists who are located worldwide. These sales and customer service professionals, supported by a scientific and technical staff, respond to end-user product or application questions and assist customers with efficient order acquisition. Many of these sales and customer service professionals have scientific or medical backgrounds, which enable them to provide technical assistance to the end users of our products. Because of the complexity of many of the products that we offer, we believe that this technical expertise is highly valued by our customers. These representatives provide the basis for our market-driven new product and service development program. They do this by identifying customer needs and based upon this information, we use our extensive technical expertise to develop new products or services.

      Fisher Catalog. We have been publishing the Fisher Catalog for 98 years. The Fisher Catalog is a standard product reference for the scientific community worldwide. In addition, we publish the Fisher HealthCare Catalog, the Acros Organics Catalog of Fine Chemicals, the Fisher Chemical Catalog, the Fisher Science Education Catalog, the Fisher Scientific Safety Catalog and the Cole-Parmer General Catalog. We also publish catalogs in eight different languages to support our growing worldwide presence. We continuously add new products to the electronic version of our catalogs, making our suite of catalogs one of the most complete and up-to-date sources of laboratory and safety products available. We produce more than two million printed copies of the various catalogs biennially, with supplements tailored to specific market segments such as biotechnology, research chemicals, educational materials and occupational health and safety.

      Electronic-Commerce. We introduced our first proprietary electronic ordering system in 1967. We have developed e-commerce capabilities that target the scientific research, healthcare and safety marketplaces. We believe that our web-enabled procurement system is the leading e-commerce solution serving the life science, clinical laboratory and industrial safety markets. Our e-commerce sales increased to $518.0 million, or 18.0% of total sales for 2001, compared with $367.0 million, or 14% of total sales in 2000 and $255.4 million, or 10.2% of total sales in 1999. We will continue to invest in our e-commerce infrastructure to provide customer-oriented procurement solutions.

Distribution Network

      Our domestic logistics network consists of 25 locations, including a national distribution center in Somerville, New Jersey, regional centers in Massachusetts, California, Illinois and Georgia and 20 local distribution facilities throughout the United States.

      Outside of the United States, we have 17 logistic facilities in 10 countries, including facilities in Canada, Europe, the Far East and Latin America. We augment our international logistics network with sales offices in 22 countries and independent dealers in over 100 countries worldwide. We make over 25,000 shipments per day. In the United States, we ship approximately 95% of all orders within 24 hours of the customer’s placing the order.

      We distribute approximately 80% of our product deliveries through independent package delivery companies. Approximately 60% of our product deliveries in the United States are through United Parcel Service (UPS). The collective bargaining agreement between UPS and its delivery employees expires on July 31, 2002. If UPS is unable to renegotiate its current collective bargaining agreement on favorable terms and experiences a strike, work stoppage or slowdown, we would experience substantial disruptions to our distribution operations which would have a material adverse impact on our results of operations and cash flows.

Manufacturing

      Our principal manufacturing facilities are located in:

•	Mountain Home, Arkansas;

•	Camarillo, California;

•	Barrington, Illinois;

•	Fair Lawn and Somerville, New Jersey;

•	Rochester and Conklin, New York;

•	Allentown and Indiana, Pennsylvania;

•	Middletown, Virginia;

•	Two Rivers, Wisconsin;

•	Geel, Belgium;

•	Queretaro, Mexico;

•	Singapore;

•	Basel, Switzerland; and

•	Loughborough and Horsham, United Kingdom.

      We have clean-room manufacturing facilities that meet customer and Food and Drug Administration requirements. All chemicals manufactured in their FDA licensed, ISO 9002-certified and cGMP facilities undergo rigorous quality assurance and testing procedures throughout the production process. We have invested in a complete range of instrumentation and scientific staff for quality testing and analysis.

Suppliers

      We distribute laboratory instruments, supplies and equipment obtained from approximately 6,000 vendors. Our largest supplier represented less than 10% of sales for each of the years 2001, 2000 and 1999. Our manufacturing operations are not dependent on any particular supplier or group of affiliated suppliers for raw materials, and we have not experienced difficulties in obtaining raw materials in the past.

Competition

      We operate in a highly competitive market. We compete primarily with a wide range of suppliers and manufacturers that sell their own products directly to end-users. We also compete with other distributors. The principal means of competition in the markets we serve are systems capabilities, product breadth, price and service. We believe we compete favorably as to all of these factors.

Trademarks and Patents

      We own or license several patents and patent applications, but we do not consider any single patent to be material. We have more than 250 registered and unregistered service marks and trademarks for our products and services. Some of our more significant marks include Accumet, Acros, Barnant, Biochemical Sciences, Chemalert, Chemguard, Enviroware, Eutech, Fisher, Fisherbiotech, Fisherbrand, Fisher Diagnostics, Fisher HealthCare, Fisher Rims, Fisher Safety, Fisher Scientific, Gastrak, Hamilton, Histoprep, Isotemp, Marathon, Masterflex, Microprobe, Oakton, Optima, and Valutrak. Registered trademarks generally can have perpetual life, provided they are renewed on a timely basis and continue to be used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks.

Environmental Matters

      A number of our domestic and international operations involve the handling, manufacturing, use or sale of substances that are or could be classified as toxic or hazardous substances within the meaning of applicable environmental laws. Consequently, some risk of environmental and other damage is inherent in our particular operations and products, as it is with other companies engaged in similar businesses. Our expenses for environmental matters relate to the costs of managing company-wide environmental protection compliance programs, complying with environmental regulations and permitting requirements and installing, operating and maintaining groundwater treatment systems and other remedial activities related to environmental contamination. These expenses were approximately $1.2 million in 2001 and 2000, respectively and $1.0 million in 1999. We estimate that our expenses for environmental matters will continue to be approximately $1.0 million per year.

      Our Fair Lawn and Somerville, New Jersey, facilities are the subject of administrative consent orders issued by the New Jersey Department of Environmental Protection. These orders require us to maintain groundwater remediation activities at these sites. In addition, as the owner of the Fair Lawn facility, we are listed as a potentially responsible party for remediation of contamination located within an area called the Fairlawn Wellfields Superfund Site. This site was listed in 1983 on the National Priority List under the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980. This statute, referred to as “CERCLA”, is also known as the “Superfund Act”. We have also been notified that we are among the potentially responsible parties under CERCLA or similar state laws for the costs of investigating or remediating contamination at various other Superfund sites. Other liabilities for environmental matters relate to domestic and international remedial measures and environmental regulatory compliance requirements such as the Clean Air Act, the Clean Water Act and other applicable governmental requirements.

      We cannot predict the potential costs related to environmental matters and the possible impact on future operations given the uncertainties regarding the extent of any required cleanups, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of our responsibility. However, these costs could be material. We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters were $29.8 million and $31.0 million at December 31, 2001 and 2000, respectively.

      Although these amounts do not include third-party recoveries, we may be entitled to indemnification from third parties for liabilities relating to certain sites. We believe that this accrual is adequate for the environmental liabilities we expect to incur. As a result, we believe that our ultimate liability with respect to environmental matters will not have a material adverse effect on our financial position, results of operations or cash flows. However, we may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of our operations, which could have a material adverse effect on our financial position, results of operations or cash flows.

Foreign and Domestic Operations, Segment Data and Export Sales

      For information regarding foreign and domestic operations and export sales, refer to “Item 8 – Financial Statements and Supplementary Data – Note 20 – Segment and Geographical Financial Information,” which is incorporated herein by reference.

Employees

      As of December 31, 2001, we had approximately 8,900 full-time employees. We consider relations with our employees to be good. We are a party to several collective bargaining agreements, which do not cover a significant number of employees.

Management

      Our executive officers and directors, and their ages and positions as of December 31, 2001 are:

Executive Officers and Directors	Age	Position

Paul M. Montrone(3)	60	Chairman of the Board and Chief Executive Officer
Paul M. Meister(3)	49	Vice Chairman of the Board
David T. Della Penta	54	President and Chief Operating Officer
Kevin P. Clark	39	Vice President and Chief Financial Officer
Todd M. DuChene	38	Vice President, General Counsel and Secretary
Mitchell J. Blutt, M.D.(1)(2)	44	Director
Robert A. Day(1)(2)	57	Director
Michael D. Dingman(2)	70	Director
Anthony J. DiNovi(3)	39	Director
David V. Harkins	60	Director
Scott M. Sperling(2)(3)	44	Director
Kent R. Weldon(1)	34	Director

(1)	Member of the Audit Committee.

(2)	Member of Compensation Committee.

(3)	Member of the Executive Committee.

      Paul M. Montrone has been our Chairman of the Board since March 1998 and our Chief Executive Officer since prior to 1996. He served as our President from prior to 1996 to 1998. Mr. Montrone is also a director of The General Chemical Group Inc. (producer of soda ash and calcium chloride) (Chairman), and GenTek Inc. (manufacturer of telecommunications, automotive and performance products) (Chairman).

      Paul M. Meister has been our Vice Chairman of the Board since March 2001. He served as our Vice Chairman of the Board, Executive Vice President and Chief Financial Officer from March 1998 to February 2001. He served as our Senior Vice President and Chief Financial Officer from prior to 1996 to March 1998. Mr. Meister is also a director of The General Chemical Group Inc. (Vice Chairman), GenTek Inc. (Vice Chairman), M&F Worldwide Corp. and Minerals Technologies Inc.

      David T. Della Penta has been our President and Chief Operating Officer since April 1998. From prior to 1996 until April 1998, Mr. Della Penta served as President of Nalge Nunc International, a subsidiary of Sybron International Corporation (now known as Apogent Technologies, Inc.) (medical laboratory device manufacturer).

      Kevin P. Clark has been our Vice President and Chief Financial Officer since March 2001. He served as our Vice President and Controller from May 1998 to February 2001. Mr. Clark served as our Vice President and Treasurer from September 1997 to May 1998, and as our Assistant Treasurer from prior to 1996 to 1997.

      Todd M. DuChene has been our Vice President, General Counsel and Secretary since November 1996.

      Mitchell J. Blutt, M.D. has been an Executive Partner of J.P. Morgan Partners, LLC, or its predecessor, Chase Capital Partners, since 1996. He is also an executive officer of JPMP Capital Corp., which is the general partner of the general partner of J.P. Morgan Partners (BHCA), L.P. (formerly Chase Equity Associates, L.P.). He has been an Adjunct Assistant Professor of Medicine at Weill Medical College of Cornell University since prior to 1996, and is a certified internist.

      Robert A. Day has been Chairman of the Board and Chief Executive Officer of Trust Company of the West (investments) since prior to 1996 and Chairman and President of W.M. Keck Foundation (philanthropic organization) since 1996. Mr. Day is also a director of Freeport-McMoran Inc.

      Michael D. Dingman has been President of Shipston Group Ltd. (international investments) since prior to 1996. Mr. Dingman is also a director of Ford Motor Company.

      Anthony J. DiNovi has been employed by Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company since prior to 1996 and currently serves as a Managing Director. Mr. DiNovi serves as a director of Eye Care Centers of America, Inc., Fairpoint Communications, Inc., USLEC Corp. and Vertis, Inc.

      David V. Harkins has been employed by Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company since prior to 1996 and currently serves as a Senior Managing Director and President of Thomas H. Lee Partners, L.P. Mr. Harkins serves as a director of Conseco Inc., Cott Corporation, Metris Companies, National Dentex (Chairman), Stanley Furniture Company, Inc., and Syratech Corporation.

      Scott M. Sperling has been employed by Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company since prior to 1996 and currently serves as a Managing Director. Mr. Sperling serves as a director of CTC Communications, GenTek, Vertis, Inc. and Wyndham International.

      Kent R. Weldon has been employed by Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company since prior to 1996 and currently serves as a Managing Director. Mr. Weldon serves as a director of Fairpoint Communications, Inc. and Syratech Corporation.

Item 2.	Properties

      Our principal executive offices are located in Hampton, New Hampshire. We believe that our property and equipment are generally well maintained, in good operating condition and adequate for our present needs. The inability to renew any short-term real property lease would not have a material adverse effect on our financial statements.

      The following table identifies our principal facilities, which are owned unless otherwise indicated:

U.S. Logistics Facilities
Santa Clara, California(a)	Florence, Kentucky
Yorba Linda, California	Agawam, Massachusetts
Denver, Colorado(a)	Somerville, New Jersey
Delmar (Newark), Delaware	Morris Plains, New Jersey
Suwanee, Georgia(a)	Houston, Texas
Hanover Park, Illinois

Non-U.S. Facilities
Geel, Belgium	Offices, Logistics and Manufacturing
Edmonton, Alberta, Canada	Offices and Logistics
Whitby, Ontario, Canada	Logistics
Nepean, Ontario, Canada	Offices
Markham, Ontario, Canada(a)	Offices
Maurepas, France	Offices and Logistics
Strasbourg, France	Offices and Logistics
Kamen, Germany(a)	Logistics
Schwerte, Germany	Offices and Logistics
Kuala Lumpur, Malaysia(b)	Offices and Logistics
Monterrey, Mexico	Offices and Logistics
Singapore	Offices, Logistics and Manufacturing
Queretaro, Mexico	Manufacturing
Basel, Switzerland	Offices, Logistics and Manufacturing
Loughborough, United Kingdom	Offices, Logistics and Manufacturing
Horsham, United Kingdom	Offices, Logistics and Manufacturing

Other Properties
Mountain Home, Arkansas(a)	Manufacturing
Camarillo, California(a)	Offices and Manufacturing
Barrington, Illinois	Manufacturing
Vernon Hills, Illinois(a)	Offices and Logistics
Hampton, New Hampshire	Corporate Offices
Fair Lawn, New Jersey	Manufacturing
Somerville, New Jersey	Manufacturing
Conklin, New York	Manufacturing
Rochester, New York	Manufacturing
Allentown, Pennsylvania	Offices, Logistics and Manufacturing
Indiana, Pennsylvania	Manufacturing
Pittsburgh, Pennsylvania(a)	Offices and Data Center
Middletown, Virginia	Manufacturing
Two Rivers, Wisconsin	Offices and Manufacturing

(a)	Leased

(b)	One property owned, one leased

Item 3.	Legal Proceedings

      We are a party to various lawsuits and other legal proceedings including some class action and consolidated multi-party product liability actions for products we allegedly distributed. We believe that the costs incurred in defending and ultimately disposing of these claims for personal injury and other matters will be covered by insurance policies previously maintained by several insurance carriers and that the ultimate liability with respect to these matters, if any, will not have a material adverse effect on our results of operations, financial position or cash flows. Refer to “Item 1 — Business — Environmental Matters.”

      We are subject to the jurisdiction of various regulatory agencies including, among others, the United States Food and Drug Administration and the Agency for International Development. Various governmental agencies conduct investigations from time to time to examine matters relating to our operations. Some operations involve and have involved the handling, manufacture, use or sale of substances that are classified as toxic or hazardous substances within the meaning of applicable environmental laws. Consequently, some risk of environmental and other damage is inherent in particular operations and products as it is with other companies engaged in similar businesses, and we cannot assure that material damage will not occur or be discovered or be determined to be material in the future. We are currently involved in various stages of investigation and remediation relative to environmental protection matters. We believe that such investigations and expenditures in connection therewith, individually and in the aggregate, will not have a material adverse effect upon our results of operations, financial condition, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders in the fourth quarter of 2001.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

Market Information

      For information regarding the high and low closing sale prices of our common stock, refer to “Item 8 — Financial Data and Supplementary Information — Note 23 — Unaudited Quarterly Financial Information,” which is incorporated herein by reference.

      The last reported sale price of common stock on the New York Stock Exchange on March 22, 2002 was $28.11 per share. As of March 22, 2002 we had approximately 137 holders of record of our common stock.

Dividends

      We have not paid a cash dividend during the last three fiscal years. On January 21, 1998, in connection with the Recapitalization (as defined under “Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition”), we entered into a credit agreement which restricts our ability to pay cash dividends. Accordingly, we do not anticipate paying cash dividends on common stock at any time in the foreseeable future.

Item 6.	Selected Financial Data

      This summary of selected financial data for the five years in the period ended December 31, 2001 should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and the Financial Statements presented elsewhere herein. See “Item 8 — Financial Statements and Supplementary Data — Note 1 — Formation and Background and Note 3 — Summary of Significant Accounting Policies” for a further discussion of the basis of presentation, principles of consolidation and defined terms.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In millions, except per share amounts)
Statement of Operations Data:
Sales	$2,880.0	$2,622.3	$2,514.5	$2,294.4	$2,213.7
Income from operations(a)	131.1	156.3	146.8	22.8	21.1
Net income (loss)(b)	16.4	22.7	23.4	(49.5)	(30.5)
Share Data:
Net income (loss) per common share(b):
Basic	$0.33	$0.57	$0.59	$(1.24)	$(0.30)
Diluted	0.31	0.51	0.55	(1.24)	(0.30)
Weighted average shares outstanding:
Basic	49.4	40.1	40.0	40.0	101.5
Diluted	53.0	44.4	42.8	40.0	101.5
Dividends declared per common share:	$—	$—	$—	$—	$0.012
Balance Sheet Data (at end of year):
Working capital	$120.1	$142.8	$115.3	$107.9	$237.5
Total assets	1,839.2	1,385.7	1,402.6	1,357.6	1,176.5
Long-term debt(c)	956.1	991.1	1,011.1	1,022.0	267.8

(a)	Includes $61.2 million ($38.5 million, net of tax) of restructuring and other nonrecurring charges in 2001, $8.4 million ($5.2 million, net of tax) of restructuring credits and other nonrecurring charges in 2000, $11.2 million ($8.6 million, net of tax) of restructuring and other nonrecurring charges in 1999, $108.4 million ($68.9 million, net of tax) of Recapitalization-related costs, restructuring and other nonrecurring charges in 1998 and $88.3 million ($69.5 million, net of tax) of restructuring and other nonrecurring charges in 1997. Refer to “Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition”.

(b)	Net income (loss) includes the amounts described in (a) above and 2000 includes a $23.6 million ($14.9 million net of tax) write down of investments in certain Internet-related ventures and 1997 includes $5.0 million ($2.9 million net of tax) of nonrecurring charges and a $5.3 million write off of deferred tax assets related to certain foreign locations.

(c)	The Recapitalization, which was consummated on January 21, 1998, resulted in a significant increase in long-term debt.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

      We report financial results on the basis of three business segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment engages in the supply, marketing, service and manufacture of scientific, clinical, educational, and occupational health and safety products. Additionally, this segment provides contract manufacturing and pharmaceutical packaging services. The international distribution segment engages in the supply, marketing and service of primarily scientific research products. The laboratory workstations segment manufactures laboratory workstations, fume hoods and enclosures for technology and communication centers. Until 1999, we operated a fourth segment, technology, which was disposed of through the spinoff of ProcureNet, a provider of outsourcing and supply-chain-management technology, in April 1999 and the sale of our UniKix Technology software business in July 1999.

      In February 2001, we acquired the pharmaceutical packaging services business of Covance, which we renamed Fisher Clinical Services, Inc. (“FCS”). FCS enables pharmaceutical and biotechnology customers to outsource the packaging, labeling and distribution of new medicines undergoing phase 3 and phase 4 clinical trials. We paid an adjusted purchase price of $132.7 million in a cash transaction. The results of FCS have been included in the domestic distribution segment from the date of acquisition.

      In May 2001, we sold 12.8 million shares of common stock in a public offering at a price of $24.00 per share. Net proceeds to the Company, after deducting the underwriting discount and expenses, were approximately $289.9 million. The proceeds of this offering were used to fund acquisitions during the year. In connection with that offering we accelerated the vesting of options to purchase approximately 2.3 million shares of common stock and converted them into 1.0 million shares of common stock, that were deposited into a rabbi trust. We recorded a primarily noncash compensation charge of $33.5 million during the first quarter of 2001 as a result of this conversion.

      In June 2001, we acquired a controlling interest in Medical Analysis Systems, Inc. (“MAS”) after having acquired a non-controlling interest in March 2001. MAS is a leading manufacturer of controls and reagents for the clinical laboratory market. Prior to June 2001, we accounted for our investment in MAS using the equity method of accounting. In July 2001, we acquired Safety Equipment Company (“SEC”), a distributor of safety supplies and personal protection equipment. These acquisitions had an aggregate purchase price of approximately $30 million. The results of MAS and SEC have been included in the domestic distribution segment from their respective dates of acquisition.

      In November 2001, we acquired Cole-Parmer Instrument Company and its affiliated companies (“Cole-Parmer”). Cole-Parmer is a leading worldwide manufacturer and distributor of specialty technical instruments, appliances, equipment and supplies. The purchase price was $208.5 million in cash. The results of Cole-Parmer have been included in the domestic distribution segment from the date of acquisition.

      During 2001 we implemented two restructuring plans focused on the following areas: further integrating our international operations into Pan-European and Pan-Asian business units to maximize synergies; continued consolidation of our domestic distribution facilities to increase efficiencies and lower costs; the consolidation of all our chemical manufacturing, distribution, and sales and marketing activities to drive increased sales growth and earnings and overall streamlining of our workforce. We recorded a charge of $27.0 million related to these plans. We also incurred $1.5 million for inventory write-offs related to the plans.

Results of Operations

      The following table sets forth our sales and income (loss) from operations by segment (in millions):

	Sales			Income (Loss) from Operations

	2001	2000	1999	2001	2000	1999

Domestic distribution	$2,439.9	$2,187.3	$2,015.4	$173.4	$149.8	$131.8
International distribution	425.4	418.5	446.9	13.6	11.5	6.3
Laboratory workstations	178.6	165.2	192.0	4.9	3.5	25.4
Technology	—	—	—	—	—	(6.1)
Eliminations	(163.9)	(148.7)	(139.8)	0.4	(0.1)	0.6

Segment sub-total	2,880.0	2,622.3	2,514.5	192.3	164.7	158.0
Restructuring and other charges (credits)	—	—	—	59.7	(2.0)	(1.5)
Nonrecurring charges	—	—	—	1.5	10.4	12.7

Total	$2,880.0	$2,622.3	$2,514.5	$131.1	$156.3	$146.8

Sales

      Sales increased 9.8% to $2,880.0 million in 2001 from $2,622.3 million in 2000. Excluding the impact of foreign exchange, sales increased 10.5% for 2001. Sales increased 4.3% to $2,622.3 million in 2000 from $2,514.5 million in 1999. Excluding the impact of foreign exchange, sales increased 5.9% in 2000. The increase in the growth rate in 2001 compared to 2000 is predominately attributable to the four acquisitions we completed during 2001. Excluding the impact of foreign exchange, we expect sales growth to range between 11.0% to 12.0% for 2002, reflecting growth in our base business and the impact of acquisitions completed during 2001.

      Sales in the domestic distribution segment increased 11.6% to $2,439.9 million for 2001 from $2,187.3 million in 2000. Domestic distribution sales increased 8.5% to $2,187.3 million in 2000 from $2,015.4 million in 1999. Each of our four acquisitions completed during 2001 and our acquisition in 2000 has been reported in our domestic distribution segment. We expect domestic distribution sales growth to range between 13.0% to 14.0% for 2002, reflecting growth in our base business and the impact of acquisitions completed during 2001.

      Sales in the international distribution segment increased 1.7% to $425.4 million for 2001 from $418.5 million in 2000. Excluding the impact of foreign exchange, sales increased 5.5% for 2001. International distribution sales decreased 6.4% to $418.5 in 2000 from $446.9 million in 1999. Excluding the impact of foreign exchange, sales increased 1.5% in 2000. The increase in growth rate was attributable to increased volume in Europe and Asia-Pacific. We expect international distribution growth to range between 3.5% to 4.0% for 2002, excluding the impact of foreign exchange. The growth rate in 2002 is forecasted to decrease due to the possible disruption associated with the implementation of our fourth quarter 2001 restructuring plan and our focus on improving operating margin.

      Sales in the laboratory workstations segment increased 8.1% to $178.6 million for 2001 from $165.2 million in 2000. Laboratory workstations’ sales decreased 14.0% to $165.2 million in 2000 from $192.0 million in 1999. We experienced a strong rebound in growth from 2000 to 2001 resulting in increased order activity and backlog growth of 11.0% to $110.1 million. The sales decline in the laboratory workstations segment from 1999 to 2000 was due primarily to a slowdown in the industrial research laboratory construction market. We are forecasting laboratory workstation sales growth to range between 2.5% to 3.0% for 2002.

Gross Profit

      Gross profit increased 13.7% to $737.2 million or 25.6% of sales for 2001 from $648.3 million or 24.7% of sales in 2000. Gross profit increased 3.1% to $648.3 million in 2000 from $629.1 million or 25.0% of sales in 1999. The increase in gross profit as a percentage of sales from 2000 to 2001 was attributable to acquisitions completed during 2001. Gross profit was reduced by $1.5 million for inventory write-offs related to the restructuring plans implemented during 2001, of that, $1.1 million related to our domestic distribution segment and $0.4 million related to our international distribution segment. The decrease in gross profit as a percentage of sales from 1999 to 2000 was primarily due to a decline in sales volume and a change in the product mix in our laboratory workstations segment. Gross profit in 1999 was reduced by $5.3 million for inventory write-offs as a result of a change in our product portfolio. We expect gross profit as a percentage of sales to improve in 2002 primarily due to acquisitions completed during 2001 and our continued strategy to increase sales of our higher margin proprietary products.

Selling, General and Administrative Expense

      Selling, general and administrative expense increased 10.6% to $546.4 million or 19.0% of sales for 2001 from $494.0 million or 18.8% of sales in 2000. Selling, general and administrative expense increased 4.6% to $494.0 million in 2000 from $472.5 million or 18.8% of sales in 1999. In 2000, selling, general and administrative expense included $5.5 million of costs for business combinations not consummated, $3.7 million of noncash compensation expense related to a change in the terms of certain common stock options and $1.2 million of expense related to targeted workforce reductions. Excluding those charges, selling, general and administrative expense as a percentage of sales was 18.4% for 2000. The increase in selling, general and administrative expenses as a percentage of sales in 2001 was primarily due to acquisitions. In 1999, selling, general and administrative expense included $2.2 million of expenses associated with our warehouse consolidation plan. Excluding those expenses, selling, general and administrative expense as a percentage of sales was 18.7% for 1999. The decrease in selling, general and administrative expenses as a percentage of sales from 1999 to 2000 was primarily the result of fixed cost leverage. We expect to show improvement in selling, general and administrative expenses as a percentage of sales in 2002 due to the change in accounting principles generally accepted in the United States of America for the nonamortization of goodwill. Goodwill amortization for 2001 was $7.8 million, $5.1 million and $3.8 million for the domestic distribution, international distribution and laboratory workstations segments, respectively. Excluding the amortization of goodwill we expect selling, general and administrative expense as a percentage of sales to increase in 2002 due to acquisitions completed in 2001 partially offset by fixed cost leverage.

Restructuring and Other Charges

      During the first quarter of 2001, we adopted and commenced implementation of a streamlining plan aimed at improving operations, largely through office, warehouse and manufacturing facility consolidations and the discontinuance of certain product lines. As a result of these actions, we recorded a restructuring charge of $18.1 million. The restructuring charge reflects $10.9 million related to estimated employee separation costs and $7.2 million of exit costs. The charge for employee separation arrangements relates to termination and other severance costs associated with 518 salaried and hourly employees severed as part of this plan. The exit costs represent primarily lease-cancellation costs and costs associated with the discontinuance of certain product lines. The domestic distribution, international distribution and laboratory workstations segments accounted for $15.4 million, $2.6 million and $0.1 million, respectively, of this charge. Through December 31, 2001, we had expended $11.7 million of the $18.1 million accrual and anticipate expending $5.1 million in 2002 and the balance thereafter. We reinvested the net savings realized from this plan into improved systems and our workforce.

      During the fourth quarter of 2001, we commenced implementation of a plan focused on further integration of the international operations and recent acquisitions and the continued streamlining of the domestic operations, including the consolidation of certain distribution centers. As a result of these actions, we recorded a restructuring charge of $8.9 million. The restructuring charge reflects $7.4 million related to estimated employee separation costs and $1.5 million of exit costs. The charge for employee separation arrangements relates to the termination and other severance costs associated with 262 salaried and hourly employees severed part of this plan. The exit costs represent primarily lease cancellation costs. The domestic distribution and international distribution segments accounted for $4.9 million and $4.0 million, respectively, of this plan charge. Through December 31, 2001, we had expended $1.9 million of the $8.9 million accrual and anticipate expending $5.3 million in 2002 and the balance thereafter. Upon completion of this plan, we expect a reduction of approximately $6.0 million in annual pre-tax expenses. Of this amount, we intend to reinvest approximately $3.0 million in our sales and marketing efforts and distribution capabilities surrounding our chemical and life sciences product portfolio. As a result, we expect to realize net annual savings of $3.0 million beginning in 2002. During the fourth quarter of 2001 we also reversed $0.8 million of accruals from restructuring charges recorded in years prior to 2001 due to actual costs being lower than originally estimated. The domestic distribution and international distribution segments, accounted for $0.7 million and $0.1 million of the restructuring credit, respectively.

      In connection with the May 2001 stock offering process, we accelerated the vesting of options to purchase approximately 2.3 million shares of common stock having an average exercise price of $20.85 per share. These options were then converted into the right to receive approximately 1.0 million shares of common stock, issued and deposited into a rabbi trust. The number of shares issued was determined by dividing the “spread” value of the option (the difference between the last reported sale price on March 30, 2001 of $35.44, the date of the transaction, and the exercise price of the option) by $35.44. As a result of these transactions we recorded a primarily noncash compensation charge of $33.5 million during the first quarter of 2001.

      In 2000, we recorded a restructuring credit of $2.0 million, consisting of a $0.7 million reversal for our 1999 restructuring charge related to revisions in estimated separation costs and a $1.3 million reversal for restructuring charges prior to 1999 related to revised estimates in total costs. The restructuring credit related to our domestic distribution and international distribution segments equally.

      In 1999, we adopted and commenced implementation of a plan to consolidate and downsize our German business unit, included in our international distribution segment. As a result of these actions, we recorded a restructuring charge of $2.1 million. The charge related to estimated employee separation costs for 22 warehouse, customer service and sales employees. We also recorded a restructuring credit of $3.6 million in 1999 related to revisions in estimates for charges recorded prior to 1999.

Loss from Operations to be Disposed Of

      In December 1998 our Board of Directors approved a plan to dispose of our technology business segment. The disposition was completed through the spinoff of ProcureNet in April 1999 and the sale of our UniKix Technology software business in July 1999. The result of operations of this segment are reported separately in our statement of operations. For the year ended December 31, 1999 loss from operations to be disposed of was $11.3 million that consisted of $6.1 million in operating losses and a $5.2 million write-off of in-process research and development costs associated with an acquisition made in the first quarter of 1999.

Income from Operations

      Income from operations decreased 16.1% to $131.1 million in 2001 from $156.3 million in 2000. Income from operations increased 6.5% to $156.3 million in 2000 from $146.8 million in 1999. Excluding restructuring and other nonrecurring charges of $61.2 million and $8.4 million as described above, income from operations increased 16.8% to $192.3 million or 6.7% of sales in 2001 from $164.7 or 6.3% of sales in 2000, respectively. The increase in income from operations as a percent of sales, as adjusted, is primarily due to acquisitions completed in 2001. Excluding restructuring credits and nonrecurring charges of $11.2 million as discussed above, income from operations in 1999 was $158.0 million or 6.3% of sales. Income from operations as a percentage of sales, as adjusted, was flat in 2000 compared to 1999 due to a significant decrease in our laboratory workstations segment’s operating income in 2001 offset by growth in our base business in the domestic and international distribution segments and the disposal of our technology segment in 1999.

      Income from operations in the domestic distribution segment increased 15.8% to $173.4 million, or 7.1% of segment sales, for 2001 from $149.8 million, or 6.9% of segment sales, in 2000. Domestic distribution income from operations increased 13.7% to $149.8 million in 2000 from $131.8 million, or 6.5% of segment sales, in 1999. The increase in income from operations as a percent of sales for the domestic distribution segment from 2000 to 2001 was primarily related to the acquisitions we completed during 2001. We expect income from operations as a percentage of sales to range between 7.7% to 7.9% for 2002 from 7.4% in 2001, as adjusted for the nonamortization of goodwill due to growth in our base business and the impact of acquisitions completed in 2001.

      Approximately 60% of our product deliveries in the United States are through UPS. The collective bargaining agreement between UPS and its delivery employees expires on July 31, 2002. Although we are implementing plans to mitigate its possible effects, if UPS experiences a major work stoppage or slowdown, it would have a material adverse impact on our results of operations and cash flows. These effects have not been reflected in our forecasts.

      Income from operations in the international distribution segment increased 18.3% to $13.6 million, or 3.2% of segment sales, for 2001 from $11.5 million, or 2.8% of segment sales, in 2000. International distribution income from operations increased to $11.5 million in 2000 from $6.3 million, or 1.4% of segment sales, in 1999. We expect income from operations as a percentage of sales to range between 4.6% to 4.9% for 2002 from 4.4% in 2001, as adjusted for the nonamortization of goodwill.

      Income from operations in the laboratory workstations segment increased 40.0% to $4.9 million, or 2.7% of segment sales, for 2001 from $3.5 million, or 2.1% of segment sales, in 2000. Laboratory workstations income from operations decreased to $3.5 million in 2000 from $25.4 million, or 13.2% of segment sales, in 1999. The increase in income from operations from 2000 to 2001 was primarily due to an increase in sales volume. The decrease in income from operations from 1999 to 2000 was primarily related to the decline in sales volume and gross profit due to a slowdown in the industrial research laboratory construction market and a change in product mix. We are forecasting income from operations as a percentage of sales to range between 5.3% to 5.6% for 2002 from 4.9% in 2001, as adjusted for the nonamortization of goodwill.

Interest Expense

      Interest expense for 2001, 2000 and 1999, was $99.5 million, $99.1 million and $104.2 million, respectively. The decrease from 1999 to 2000 was the result of a reduction in the amount of accounts receivables sold through our receivables securitization facility. We expect interest expense for 2002 to decrease from 2001 as a result of principal debt repayments scheduled for 2002.

Other (income) expense, net

      Other expense decreased to $1.3 million for 2001 from $19.4 million in 2000. Other expense increased to $19.4 million in 2000 from income of $15.2 million in 1999. Other income in 1999 included a $2.5 million gain on the sale of our UniKix Technology software business, $6.1 million gains from the sale of property, plant and equipment and a $3.1 million gain from the portion of our interest rate swap that was undesignated in 1999. Other expense in 2000 included a $23.6 million write down to fair market value of investments in certain Internet-related ventures, primarily ProcureNet, which we spun off in 1999. Other expense in 2001 consists of $6.0 million in equity losses in Global Health Exchange (formerly HealthNexis and The New Health Exchange), and MAS for the period we accounted for our investment in MAS under the equity method of accounting; offset by increased interest income earned from proceeds on the May 2001 public offering.

Income Tax Provision

      The income tax provision for 2001 decreased to $13.9 million from $15.1 million in 2000. The income tax provision for 2000 decreased to $15.1 million from $34.4 million in 1999. The effective tax rate was 45.9% for 2001 compared with 40% for 2000. The effective tax rate was 40.0% for 2000 compared with 59.5% for 1999. The decrease in the effective tax rate in 2000 is primarily due to the implementation of domestic and international tax-planning initiatives and a reduction in foreign losses for which no tax benefits are recorded. The increase in the effective tax rate in 2001 results from the restructurings and stock compensation charges recorded that have an U.S. tax benefit of 37%. We anticipate that our effective tax rate will be 34% for 2002. The improvement in the effective tax rate is due to recently implemented tax-planning strategies and the elimination of non-deductible goodwill amortization.

Liquidity and Capital Resources

      For the year ended December 31, 2001, cash generated from operating activities was $158.6 million compared with $107.2 million for 2000. The increase in cash provided by operating activities is due to an increase in net income adjusted for noncash items and an $18.9 million improvement in working capital. Our working capital improvement is primarily attributable to accounts payable, accounts receivable and inventory management largely due to our continued working capital initiatives. We expect cash flow from operations to be $120.0 million to $130.0 million for 2002 reflecting an anticipated investment in working capital due to forecasted growth in our business along with additional cash outflow for the continued integration of Cole-Parmer and the completion of the restructuring plans implemented in 2001.

      During 2001, we used $419.6 million of cash for investing activities, compared with $57.1 million in 2000. During 2001 we invested $371.2 million for strategic acquisitions, including $132.7 million for our acquisition of FCS, $208.5 million for our acquisition of Cole-Parmer, and approximately $30 million for the acquisitions of MAS and SEC. The acquisitions were funded with cash on hand, funds provided by our May 2001 offering and through the sale of receivables under the receivables securitization facility. We also invested $6.0 million as a debt investment in MAS and $4.7 million for the Company’s minority interest in Global Health Exchange. As of December 31, 2001, we have fully funded our commitment to invest approximately $6.8 million in Global Health Exchange. Capital expenditures totaled $40.1 million in 2001 compared with $29.4 million in 2000. The increase in capital expenditures in 2001 primarily relates to additional investment in infrastructure for our FCS acquisition. We expect to invest between $55.0 million and $65.0 million in capital expenditures for 2002, reflecting continued facility consolidation and increased investment in our chemical manufacturing and pharmaceutical services. We intend to continue pursuing acquisitions of complementary businesses that will enhance our growth and profitability. We currently have no commitment, understanding or arrangement relating to any additional acquisitions.

      During 2001, financing activities provided $270.0 million versus cash used by financing activities of $32.8 million in 2000. In May 2001, we sold 12.8 million shares of common stock to the public at a price of $24.00 per share. We received proceeds of $289.9 million from the offering net of underwriter’s discounts and offering costs. We used a portion of the net proceeds to reduce the amount of accounts receivables sold under our receivables securitization facility by $170.0 million and the remainder for acquisitions. Financing activities in 2000 consisted of scheduled debt service payments. Our debt obligations consists of short-term debt of $32.3 million and long-term debt with maturities of $43.4 million in 2002, $27.8 million in 2003, $65.0 million in 2004, $249.1 million in 2005, $3.4 million in 2006 and $616.0 million thereafter.

      We have a $175 million revolving credit facility that bears interest at LIBOR plus 1.25% to 2.25% or Prime Rate plus 0.25% to 1.25% (the “Revolving Facility”.) We also pay a commitment fee of 50 basis points per annum of the undrawn portion of the Revolving Facility. At December 31, 2001 we had $123.7 million of available borrowing capacity under our Revolving Facility, net of $51.3 million of letters of credit outstanding, primarily representing guarantees issued to local banks in support of borrowings by our foreign subsidiaries. The Revolving Facility expires in January 2004. We also maintain a $170 million receivables securitization facility (the “Receivables Securitization”.) Our Receivables Securitization provides for the sale, on a revolving basis, of certain of our accounts receivable. The Receivables Securitization facility bears interest at LIBOR plus an annual commitment fee of 50 basis points. The Receivables Securitization expires in January 2003. The full amount of the Receivables Securitization facility was available at December 31, 2001.

      We expect to satisfy our short-term funding requirements from free operating cash flow, together with cash and cash equivalents on hand. A change in demand for the Company’s goods and services, while unlikely, would reduce free operating cash flow available to fund our operations. If such a decrease in demand were significant and free operating cash flow were reduced significantly, we may utilize the unused portion of our Receivables Securitization facility to the extent that we have qualified receivables to sell through the facility. Further, we have borrowing capacity available under our Revolving Facility. We believe that these funding sources are sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. We may seek to raise additional funds from public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisition of businesses or products. There can be no assurance that additional funds will be available at all or that, if available, will be obtained at terms favorable to us. Additional financing could also be dilutive.

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventory obsolescence, investments, intangible assets, income taxes, warranty obligations, restructuring costs, retirement and insurance costs, and contingencies and litigation. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We recognize revenue for product sales upon the transfer of all risks and rewards of ownership to the buyer. We also record reductions to revenue for estimated returns. Should a greater amount of products be returned to us, additional reductions to revenue may be required. We also provide for the estimated cost of product warranties at the time revenue is recognized. Although our facilities undergo quality assurance and testing procedures throughout the production process and we monitor our suppliers for Fisher branded products, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required.

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We provide for the allowance for doubtful accounts when it becomes likely and known that the financial condition of our customer deteriorated, resulting in their inability to make payments. If those conditions change, changes to the allowance for doubtful accounts may be necessary.

      We write down our inventory for estimated obsolescence to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Future demand is generally forecasted for a 12 month period. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

      We record accruals for environmental liabilities, based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount can be reasonably estimated. Our estimates are based upon reports prepared by environmental specialists and management’s knowledge and experiences with these environmental matters. If interpretations of applicable laws and regulations, cleanup methods or the extent of our responsibility change from our current estimates, revisions to our estimated environmental liability may be required.

      Although we consider these policies to require managements’ more complex estimates and assumptions, you may refer to “Item 8 — Financial Statements and Supplementary Data — Note 3 — Summary of Significant Accounting Policies” for a description of our accounting policies necessary for a complete understanding of our financial statements.

European Economic and Monetary Union

      We conduct business in many of the 12 countries that are participating in the European Economic and Monetary Union that, among other things, adopted a single currency called the euro. On January 1, 1999, a three-year transition period for the euro began and the conversion rates between the euro and the national currencies were fixed. Business enterprises had the option of switching to the single currency at any time prior to January 1, 2002. In connection with our upgrade of management information systems for Year 2000 purposes, we incorporated the necessary changes to conduct business in euros and the national currencies during the transition period and entirely in euros thereafter. We were not able to estimate or segregate the costs relating to the conversion to the euro, but we do not believe that such costs were material. Conversion to the euro has not had a material impact on our future results of operations.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

      SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method for business combinations. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. Under the provisions of SFAS 141, goodwill and intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after June 30, 2001 were not amortized. Goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001 continued to be amortized through December 31, 2001.

      SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill and certain intangibles will not be amortized but instead would be reviewed for impairment and written down with a resulting charge to operations only in the period in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 requires us to perform an evaluation of whether goodwill and indefinite-lived intangible assets are impaired as of January 1, 2002, the effective date of the statement for us. Additionally, SFAS 142 requires us to reassess the useful lives and residual values of all intangible assets and make any necessary amortization adjustments. This impairment evaluation is required to be completed by March 31, 2002 for indefinite-lived intangible assets and by December 31, 2002 for goodwill.

      At December 31, 2001, we had unamortized goodwill and indefinite-lived intangible assets in the amount of $507.4 million and $61.5 million, respectively, all of which is subject to the transition provisions of SFAS 141 and SFAS 142. We are in the process of evaluating the effect that the transitional goodwill impairment provisions of this statement will have on our financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting For Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/ or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. We do not anticipate the adoption of SFAS 143 as of January 1, 2003 will have a material effect on our financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement have been adopted as of January 1, 2002 and will be applied prospectively.

Control of the Company

      On January 21, 1998, approximately 87% of the fully diluted shares of common stock of Fisher were converted into the right to receive $9.65 per share in cash pursuant to merger agreement dated November 14, 1997, as amended between us and FSI Merger Corp. (“FSI”), a Delaware corporation formed by Thomas H. Lee Company (“THL”), providing for the merger of FSI with and into Fisher and the recapitalization of Fisher (collectively the “Recapitalization”). The Recapitalization established an election process that provided stockholders the right to elect, subject to proration, for each share of Fisher common stock held, to either receive $9.65 in cash or retain one share of common stock, $0.01 par value in the recapitalized company.

      As of March 2002, certain affiliates of THL (“THL Entities”), JP Morgan Partners (BHCA) (“JP Morgan”), Merrill Lynch & Co. (“Merrill Lynch”) and Credit Suisse First Boston (USA), Inc. formerly known as Donaldson, Lufkin and Jenrette, Inc. (“CSFB” and, together with the THL Entities, JP Morgan and Merrill Lynch, the “Equity Investors”) own 46.1% of our issued and outstanding common stock, with the THL Entities owning 29.5% of such outstanding stock. Accordingly, the Equity Investors have significant control over us and have the power to elect a majority of our directors, appoint new management and approve any action requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets. These Equity Investors and certain members of management entered into an Investor’s Agreement dated January 21, 1998, as amended (the “Investor’s Agreement”). The Investor’s Agreement provides that our Board of Directors will comprise at least nine, but not more than ten directors, four of whom will be appointed by the THL Entities, one of whom will be appointed by DLJ Merchant Banking Partners II, L.P., one of whom will be Mr. Paul M. Montrone and one of whom will be Mr. Paul M. Meister. The directors elected pursuant to the Investors’ Agreement will have the authority to make decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. There can be no assurance that the interests of the Equity Investors will not conflict with the interests of our other shareholders.

Cautionary Factors Regarding Forward-Looking Statements

      This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions including, among other things:

1.	our outstanding indebtedness and leverage, and the restrictions imposed by our indebtedness;

2.	the effects of domestic and international economic and business conditions on our businesses;

3.	the high degree of competition of certain of our businesses, and the potential for new competitors to enter into these businesses;

4.	the extent to which we undertake new acquisitions or enter into strategic joint ventures or partnerships;

5.	future modifications to existing laws and regulations affecting the environment;

6.	discovery of unknown contingent liabilities, including environmental contamination at our facilities and liability with respect to products we distribute and manufacture;

7.	fluctuations in interest rates and in foreign currency exchange rates;

8.	availability, or increases in the cost, of raw materials and other inputs used to make our products;

9.	the loss of major customers or suppliers; and

10.	our ability to generate free cash flow or to obtain sufficient resources to finance working capital and capital expenditure needs.

      Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements. All forward-looking statements reflect management’s present expectations of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

      You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company is under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

      For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We operate manufacturing and logistical facilities as well as offices around the world and utilize fixed and floating rate debt to finance global operations. As a result, we are subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. We believe the political and economic risks related to foreign operations are mitigated due to the stability of the countries in which our largest foreign operations are located.

      In the normal course of business, we use derivative financial instruments, including interest rate swaps and foreign currency forward exchange contracts to manage market risks. Additional information regarding our financial instruments is contained in “Item 8 — Financial Statements and Supplementary Data — Note 6 — Fair Value of Financial Instruments and Note 12 — Debt.” The objective in managing our exposure to changes in interest rates is to limit the impact of these changes on earnings and cash flow and to lower our overall borrowing costs. The objective in managing our exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flow associated with these changes. Our principal currency exposures are in the major European currencies and in the Canadian dollar. We do not hold derivatives for trading purposes.

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

      Our primary interest rate exposures relate to cash, fixed and variable rate debt and interest rate swaps. The potential loss in fair values is based on an immediate change in the net present values of our interest rate sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/ expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would not have had a material impact on our fair values, cash flows or earnings for either 2001 or 2000.

      Our primary currency rate exposures are to our intercompany debt, cash and foreign currency forward contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in the currency exchange rates would not have had a material impact on the fair values, cash flows or earnings for either 2001 or 2000.

Item 8.     Financial Statements and Supplementary Data

FISHER SCIENTIFIC INTERNATIONAL INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Fisher Scientific International Inc.:

      We have audited the accompanying balance sheets of Fisher Scientific International Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related statements of operations, cash flows, and changes in stockholders’ equity (deficit) and other comprehensive income (loss) for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the financial statements present fairly, in all material respects, the financial position of Fisher Scientific International Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 1, 2002

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,

	2001	2000	1999

Sales	$2,880.0	$2,622.3	$2,514.5
Cost of sales	2,142.8	1,974.0	1,885.4
Selling, general and administrative expense	546.4	494.0	472.5
Restructuring and other charges (credits)	59.7	(2.0)	(1.5)
Loss from operations to be disposed of	—	—	11.3

Income from operations	131.1	156.3	146.8
Interest expense	99.5	99.1	104.2
Other (income) expense, net	1.3	19.4	(15.2)

Income before income taxes	30.3	37.8	57.8
Income tax provision	13.9	15.1	34.4

Net income	$16.4	$22.7	$23.4

Net income per common share:
Basic	$0.33	$0.57	$0.59

Diluted	$0.31	$0.51	$0.55

Weighted average common shares outstanding:
Basic	49.4	40.1	40.0

Diluted	53.0	44.4	42.8

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

BALANCE SHEET
(in millions, except share data)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$75.1	$66.0
Accounts receivable, net	332.0	296.8
Inventories	261.4	224.2
Other current assets	89.3	63.6

Total current assets	757.8	650.6
Property, plant and equipment	322.1	251.3
Goodwill	507.4	334.2
Other assets	251.9	149.6

Total assets	$1,839.2	$1,385.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$75.7	$47.6
Accounts payable	336.1	308.5
Accrued and other current liabilities	225.9	151.7

Total current liabilities	637.7	507.8
Long-term debt	956.1	991.1
Other liabilities	222.1	198.5

Total liabilities	1,815.9	1,697.4

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock ($0.01 par value; 15,000,000 shares authorized, none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 54,194,484 and 40,132,296 shares issued; and 54,157,878 and 40,116,389 shares outstanding, at December 31, 2001 and 2000, respectively)	0.5	0.4
Capital in excess of par value	661.1	326.0
Accumulated deficit	(555.5)	(571.9)
Accumulated other comprehensive loss	(81.8)	(65.9)
Treasury stock, at cost, (36,606 and 15,907 shares at December 31, 2001 and 2000, respectively)	(1.0)	(0.3)

Total stockholders’ equity (deficit)	23.3	(311.7)

Total liabilities and stockholders’ equity (deficit)	$1,839.2	$1,385.7

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income	$16.4	$22.7	$23.4
Adjustments to reconcile net income to cash provided by operating activities:
Restructuring and other charges (credits), net of cash expended	46.1	(2.0)	(1.5)
Depreciation and amortization	82.0	63.6	62.4
Write down of investments	—	23.6	—
Other noncash expenses	6.0	6.3	1.5
(Gain) loss on sale of property, plant and equipment and write-offs	(0.6)	0.6	(8.0)
Deferred income taxes	(0.3)	2.3	20.5
Changes in working capital:
Accounts receivables, net	8.9	6.8	2.0
Inventories	10.0	5.9	(4.0)
Accounts payable	13.8	2.8	60.7
Other working capital	4.5	1.4	(21.8)
Net cash flow from operations to be disposed of	—	—	2.6
Other assets and liabilities	(28.2)	(26.8)	(13.1)

Cash provided by operating activities	158.6	107.2	124.7

Cash flows from investing activities:
Acquisitions, net of cash acquired	(371.2)	(23.1)	(34.4)
Capital expenditures	(40.1)	(29.4)	(41.1)
Proceeds from sale of property, plant and equipment	2.4	1.7	16.0
Other investments	(10.7)	(6.3)	(3.0)

Cash used in investing activities	(419.6)	(57.1)	(62.5)

Cash flows from financing activities:
Proceeds from sale of common stock	289.9	—	—
Long-term debt proceeds	—	8.1	9.1
Long-term debt payments	(29.5)	(20.9)	(10.1)
Change in short-term debt, net	7.2	1.3	10.2
Proceeds from stock options exercised	3.1	0.4	0.3
Acquisition of treasury stock	(0.7)	—	(0.1)
Changes in amounts sold under the accounts receivable securitization, net	—	(21.7)	(83.5)

Cash provided by (used in) financing activities	270.0	(32.8)	(74.1)

Effect of exchange rate changes on cash	0.1	(1.6)	(3.4)

Net change in cash and cash equivalents	9.1	15.7	(15.3)
Cash and cash equivalents — beginning of year	66.0	50.3	65.6

Cash and cash equivalents — end of year	$75.1	$66.0	$50.3

Supplemental cash flow information:
Cash paid during the year for:
Income taxes, net of refunds	$8.5	$1.8	$16.0

Interest	$92.2	$93.2	$97.7

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in millions)

						Accumulated
				Shares To		Other			Other
		Capital in	Shares	Be	Retained	Comprehensive			Comprehensive
	Common	Excess of	Deposited In	Distributed	Earnings	Income	Treasury		Income
	Stock	Par Value	Trust	From Trust	(Deficit)	(Loss)	Stock	Total	(Loss)

Balance at January 1, 1999	$0.4	$313.3	$(29.8)	$29.8	$(618.2)	$(19.7)	$(0.5)	$(324.7)
Net income	—	—	—	—	23.4	—	—	23.4	$23.4
Foreign currency translation adjustment	—	—	—	—	—	(32.4)	—	(32.4)	(32.4)
Minimum pension liability	—	—	—	—	—	0.5	—	0.5	0.5

Subtotal — other comprehensive loss									$(8.5)

Proceeds from stock options	—	0.3	—	—	—	—	—	0.3
Compensation related to the grant of stock options	—	2.2	—	—	—	—	—	2.2
Distribution of ProcureNet to stockholders	—	—	—	—	0.2	—	—	0.2
Trust activity	—	—	(0.1)	0.1	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	—	(0.1)	(0.1)

Balance at December 31, 1999	0.4	315.8	(29.9)	29.9	(594.6)	(51.6)	(0.6)	(330.6)
Net income	—	—	—	—	22.7	—	—	22.7	$22.7
Foreign currency translation adjustment	—	—	—	—	—	(14.3)	—	(14.3)	(14.3)
Unrealized investment gain	—	—	—	—	—	0.3	—	0.3	0.3
Minimum pension liability	—	—	—	—	—	(0.3)	—	(0.3)	(0.3)

Subtotal — other comprehensive income									$8.4

Proceeds from stock options	—	0.4	—	—	—	—	—	0.4
Tax benefit from stock options	—	0.3	—	—	—	—	—	0.3
Compensation related to the grant of stock options	—	5.0	—	—	—	—	—	5.0
Expiration of put (See Note 18)	—	4.5	—	—	—	—	—	4.5
Trust activity	—	—	(0.2)	0.2	—	—	—	—
Issuance of treasury stock	—	—	—	—	—	—	0.3	0.3

Balance at December 31, 2000	0.4	326.0	(30.1)	30.1	(571.9)	(65.9)	(0.3)	(311.7)
Net income	—	—	—	—	16.4	—	—	16.4	$16.4
Foreign currency translation adjustment	—	—	—	—	—	(10.1)	—	(10.1)	(10.1)
Unrealized investment gain	—	—	—	—	—	0.5	—	0.5	0.5
Unrealized loss on cash flow hedges	—	—	—	—	—	(6.6)	—	(6.6)	(6.6)
Minimum pension liability	—	—	—	—	—	0.3	—	0.3	0.3

Subtotal — other comprehensive income									$0.5

Proceeds from issuance of common stock, net	0.1	289.8	—	—	—	—	—	289.9
Proceeds from stock options	—	3.1	—	—	—	—	—	3.1
Tax benefit from stock options	—	8.7	—	—	—	—	—	8.7
Conversion of employee stock options to common stock	—	33.5	—	—	—	—	—	33.5
Acquisition of treasury stock	—	—	—	—	—	—	(0.7)	(0.7)
Trust activity (See Notes 2 and 19)	—	—	(20.5)	20.5	—	—	—	—

Balance at December 31, 2001	$0.5	$661.1	$(50.6)	$50.6	$(555.5)	$(81.8)	$(1.0)	$23.3

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 —	Formation and Background

      Fisher Scientific International Inc. (“Fisher” or the “Company”) was incorporated in September 1991. The Company’s operations are conducted throughout North and South America, Europe, the Far East, the Middle East and Africa directly or through one or more subsidiaries, joint ventures, agents, or dealers. The Company reports financial results on the basis of three business segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment engages in the supply, marketing, service and manufacture of scientific, clinical, educational, and occupational health and safety products. Additionally, this segment provides contract manufacturing and pharmaceutical packaging services. The international distribution segment engages in the supply, marketing and service of primarily scientific research products. The laboratory workstations segment manufactures laboratory workstations, fume hoods and enclosures for technology and communications centers. Until 1999, we operated a fourth segment, technology.

      The Company serves scientists engaged in biomedical, biotechnology, pharmaceutical, chemical and other fields of research and development, and is a supplier to clinical laboratories, hospitals, healthcare alliances, physicians’ offices, environmental testing centers, remediation companies, quality-control laboratories and many other customers.

NOTE 2 —	Public Offering of Common Stock

      On May 9, 2001, the Company sold 12.8 million shares of common stock to the public at a price of $24.00 per share. An additional 1.0 million shares were sold by employees and other individuals from shares distributed from a rabbi trust set up in connection with the Company’s recapitalization in 1998 to meet tax obligations triggered by the offering. Proceeds to the Company from the offering were approximately $289.9 million, net of underwriters’ discounts and offering costs. The Company did not receive any proceeds for the sale of shares by the selling stockholders.

NOTE 3 —	Summary of Significant Accounting Policies

      Principles of Consolidation — The financial statements contain the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions are eliminated.

      Cash and Cash Equivalents — Cash and cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of acquisition.

      Inventories — Inventories are valued at the lower of cost or market, cost being determined principally by the last-in, first-out (“LIFO”) method for the majority of the subsidiaries included in the domestic distribution segment and by the first-in, first-out (“FIFO”) method for all other subsidiaries.

      Property, Plant and Equipment — Property, plant and equipment is recorded at cost and is generally depreciated based upon the following estimated useful lives: buildings and improvements 5 to 33 years and machinery, equipment and other 3 to 12 years. Depreciation is computed using the straight-line method. Depreciation expense for 2001, 2000 and 1999 was $43.5 million, $33.3 million and $30.4 million, respectively.

      Goodwill — Goodwill acquired in a business combination completed prior to June 30, 2001 is being amortized on a straight-line basis over 5 to 40 years. Goodwill acquired in a business combination completed after June 30, 2001 is not being amortized. The amounts presented are net of accumulated amortization of $99.1 million and $83.1 million at December 31, 2001 and 2000, respectively.

      Intangible Assets — Intangible assets with a finite useful life and intangible assets with an indefinite useful life acquired in a business combination completed prior to June 30, 2001 are being amortized on a straight-line basis over their estimated useful lives, ranging up to 20 years. Intangible assets with an indefinite useful life acquired in a business combination completed after June 30, 2001 are not being amortized. Net intangible assets of $106.9 million and $24.6 million at December 31, 2001 and 2000 are included in Other

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Assets and are stated net of accumulated amortization of $24.2 million and $21.3 million, respectively. During 2001, 2000, and 1999, the Company recorded amortization expense of $3.1 million, $3.0 million and $3.2 million, respectively.

      Impairment of Long-Lived Assets — Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the quoted market price, if available, or the anticipated undiscounted operating cash flow generated by those assets are less than the assets’ carrying value. An impairment charge is recorded for the difference between the fair value and carrying value of the asset.

      Advertising — The Company expenses advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefit, generally two years. Direct-response advertising consists of catalog production and mailing costs that are amortized from the date catalogs are mailed. Advertising expenses, including internal employment costs for marketing personnel and amortization of capitalized direct-response advertising, were $21.8 million, $20.1 million and $23.5 million for the three years ended December 31, 2001, 2000, and 1999, respectively.

      Revenue Recognition — The Company recognizes product revenue upon the transfer of all risks and rewards of ownership to the buyer. Products are generally delivered without significant post-sale obligations to customers. If a significant obligation exists, revenue recognition is deferred until the obligations are satisfied. Service revenue is recognized as the services are performed.

      Deferred Debt Issue Costs — Deferred debt issue costs of $23.5 million and $27.6 million at December 31, 2001 and 2000, respectively, relate to the Company’s 9% Notes, 7 1/8% Notes and Credit Facility debt. Deferred debt issue costs are included in Other Assets and are amortized using the effective interest rate method over the term of the related debt. During 2001, 2000, and 1999, the Company recorded amortization expense of $5.0 million, $4.6 million, and $4.4 million, respectively.

      Income Taxes — The Company uses the asset and liability approach to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not expected to be realized.

      Other (Income) Expense, net — Other (income) expense, net consists of interest income on cash and cash equivalents and other non-operating income and expense items. The 2000 amount includes a $23.6 million write down of the Company’s Internet-related investments and 1999 includes $7.8 million of gains on asset sales.

      Stock-Based Compensation — The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method, and has provided, in “Note  18 — Stock and Other Plans,” the pro forma disclosures of the effect on net income and earnings per common share as if the fair value based method had been applied in measuring compensation expense.

      Foreign Currency Translation — Assets and liabilities of the Company’s foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of stockholders’ equity (deficit). Gains and losses resulting from foreign currency transactions are reported on the income statement line item “other (income) expense, net,” when recognized.

      Financial Instruments — Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All deriva-

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

tives, whether designated in hedging relations or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in earnings in the current period. The adoption of SFAS 133, as amended, did not have a material effect on the Company’s financial position or results of operations.

      The nature of the Company’s business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates and foreign currency exchange rates. As discussed below, the Company uses derivative financial instruments to mitigate or eliminate certain of those risks. The Company assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedge items. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. The Company does not hold derivatives for trading purposes.

      The Company enters into interest-rate swap agreements in order to manage its exposure to interest rate risk. These interest rate swaps are designated as cash flow hedges of the Company’s variable rate debt. During 2001, no ineffectiveness was recognized in the statement of operations on these hedges. Amounts accumulated in OCI are reclassified into earnings as interest is accrued on the hedge transactions. The amounts accumulated in OCI will fluctuate based on changes in the fair value of the Company’s derivatives at each reporting period.

      The Company enters into forward currency contracts to hedge exposure to fluctuations in foreign currency rates. For foreign currency contracts that are designated hedges, changes in the fair value are recorded in OCI to the extent of hedge effectiveness and are subsequently recognized in earnings once the forecasted transactions are recognized. For forward currency contracts not designated as hedges, changes in fair value are recognized in other (income) expense, net.

      Other Comprehensive Income (Loss) — Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity (deficit), net of tax. The Company’s other comprehensive income (loss) is composed of unrealized gains and losses on available-for-sale securities, unrealized losses on cash flow hedges, minimum pension liability and foreign currency translation adjustments.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications — Certain prior year amounts have been reclassified to conform to their current presentation.

NOTE 4 —	Acquisitions

      In February 2001, the Company acquired the pharmaceutical packaging services business of Covance, which the Company renamed Fisher Clinical Services, Inc. (“FCS”). FCS enables pharmaceutical and biotechnology customers to outsource the packaging, labeling and distribution for new medicines undergoing phase 3 and phase 4 clinical trials. The Company paid an adjusted purchase price of $132.7 million in a cash

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

transaction. The results of FCS have been included in the domestic distribution segment from the date of acquisition.

      In June 2001, the Company acquired a controlling interest in Medical Analysis Systems, Inc. (“MAS”) after having acquired a non-controlling interest in March 2001. MAS is a leading manufacturer of controls and reagents for the clinical laboratory market. Prior to June 2001, the Company accounted for its investment in MAS using the equity method of accounting. In July 2001, the Company acquired Safety Equipment Company (“SEC”), a distributor of safety supplies and personal protection equipment. These acquisitions had an aggregate purchase price of approximately $30 million. The results of MAS and SEC have been included in the domestic distribution segment from their respective dates of acquisition.

      In November 2001, the Company acquired Cole-Parmer Instrument Company and its affiliated companies (“Cole-Parmer”). Cole-Parmer is a leading worldwide manufacturer and distributor of specialty technical instruments, appliances, equipment and supplies. The purchase price was $208.5 million in cash. The results of Cole-Parmer have been included in the domestic distribution segment from the date of acquisition.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions. The allocation of purchase price has been made based upon management estimates and third-party valuations that have not been finalized. Accordingly, the allocation of purchase price is preliminary and revisions may be necessary.

(in million)

Current assets	$94.0
Property, plant and equipment	77.2
Intangible assets	89.0
Goodwill	192.5
Other assets	24.0

Total assets acquired	476.7

Current liabilities	86.0
Long-term debt	3.8
Other liabilities	15.7

Total liabilities assumed	105.5

Net assets acquired	$371.2

      The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisitions described above had occurred at the beginning of 2001 and 2000 (in millions, except per share amounts). The unaudited pro forma amounts include a financing charge to reflect estimated borrowing costs that would have been incurred had the acquisitions occurred at the beginning of 2000. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company’s results of operations that would actually have been achieved had the acquisitions been completed for the periods presented, or that may be obtained in the future.

	2001	2000

Sales	$3,063.5	$2,939.6
Net income	7.7	15.0
Net income per common share
Basic	$0.15	$0.37
Diluted	0.14	0.34

      In January 2000, the Company acquired a diagnostic manufacturing business based in Middletown, Virginia, for $22.3 million in cash. The results of this business have been included in the domestic distribution segment from the date of acquisition. In January 1999, the Company acquired Columbia Diagnostics Inc., a Virginia-based provider of laboratory products and supplies to the healthcare industry, which is included in the domestic distribution segment, and Structured Computer Systems (“SCS”), a Connecticut-based provider of

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

procurement and materials management solutions to businesses, which was included in the ProcureNet business of the former technology segment. Fisher recorded a $5.2 million write-off for in-process research and development costs related to the acquisition of SCS. Net cash consideration paid for acquisitions during 1999, including the remaining 10% of an entity acquired in 1998, was approximately $34.4 million.

NOTE 5 —	Operations To Be Disposed Of

      In December 1998, the Company’s Board of Directors approved a plan to dispose of the Company’s technology business segment through (i) a spinoff (the “Spinoff”) of ProcureNet Inc. (“ProcureNet”), the Company’s outsourcing and supply chain management technology business, and (ii) the sale of UniKix Technology software business. As part of the Spinoff, which was consummated on April 15, 1999, the Company and ProcureNet entered into a transitional services agreement pursuant to which Fisher provides ProcureNet with certain management and other administrative services.

      During the first quarter of 1999, ProcureNet entered into debt obligations to Fisher totaling $19 million. These notes bear interest at an annual rate of 9% and are due and payable on December 31, 2007. Subsequent to the Spinoff, the Company fulfilled its credit commitment to ProcureNet by providing an additional $3 million in debt securities on terms similar to those of the existing notes. In accordance with the terms of the securities and at the option of ProcureNet, accrued interest of $1.1 million and $1.7 million was converted to principal during 2000 and 1999, respectively. In the fourth quarter of 2000, the Company recorded an impairment charge of $19.4 million in other (income) expense to write down a portion of the outstanding principal of the ProcureNet debt security. The charge was triggered primarily by market conditions that adversely impacted ProcureNet’s cash flows. The remaining balance of $5.4 million was based upon management’s estimate of the fair value of this debt security at December 31, 2000. The fair value of the debt security was determined based upon a valuation of the business using a discounted cash flow model.

      On July 22, 1999, the Company completed the sale of UniKix for cash proceeds of approximately $5 million. A gain on the sale of $2.5 million was recognized and is included in other (income) expense, net.

      Revenues, costs and expenses, and cash flows of the former technology segment have been excluded from their respective captions in the Statement of Operations and Statement of Cash Flows. These items have been reported as “loss from operations to be disposed of” and “net cash flows from operations to be disposed of” for the year ended December 31, 1999.

      The former technology segment, which includes the results of operations of ProcureNet through April 15, 1999 and UniKix through July 22, 1999 had net sales of $21.1 million and incurred a net loss of $11.3 million during 1999. The operating loss in 1999 includes a $5.2 million write-off for in-process research and development costs related to the acquisition of SCS.

NOTE 6 —	Fair Value of Financial Instruments

      The Company’s financial instruments consist primarily of cash in banks, accounts receivables, debt, interest rate swaps and forward foreign currency contracts.

      The carrying amounts for cash and cash equivalents, accounts receivables, and short-term debt approximate fair value due to the short-term nature of these instruments. The carrying and fair values of long-term debt were $956.1 million and $978.6 million, respectively at December 31, 2001 and $991.1 million and $951.1 million, respectively, at December 31, 2000. The fair value of the long-term fixed rate debt was estimated based on current quotes from bond traders making a market in the debt instrument. The fair value of debt with variable rates approximates the net carrying value. At December 31, 2001, the Company had no outstanding forward foreign currency contracts and at December 31, 2000, had outstanding forward foreign currency contracts with notional amounts of approximately $5 million. The fair value of these contracts was insignificant at December 31, 2000. The Company also had off-balance-sheet standby letters of credit with

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

notional amounts of $54.2 million and $56.8 million with no unrealized gain or loss at December 31, 2001 and 2000, respectively.

      At December 31, 2001, the Company was a party to five interest-rate swap agreements in which the Company exchanged its floating-rate obligation on (a) $40.0 million denominated in U.S. dollars for a fixed-rate payment obligation of 5.669% per annum through January 21, 2004, (b) $141.9 million denominated in U.S. dollars for a fixed rate obligation of 5.669% per annum through December 31, 2003, (c) $22.0 million denominated in British pounds for a fixed-rate payment obligation of 5.850% per annum through January 21, 2004, and (d) $7.9 million denominated in Canadian dollars for a fixed-rate payment obligation of 5.6675% per annum through January 21, 2004. The notional amount of each interest-rate swap agreement matches the repayment schedule of the Term Facility through the maturity date of the respective interest rate swap agreements (see “Note 12 — Debt”). In the unlikely event that the counter party fails to meet the terms of the interest-rate swap agreement, the Company’s exposure is limited to the interest-rate differential on the notional amount at each quarterly settlement period over the life of the agreements. The Company does not anticipate nonperformance by the counter party. The fair values of interest-rate swap agreements are the estimated amounts that the Company would pay or receive to terminate the agreements at the reporting date, taking into account current interest rates, the market expectation for future interest rates and the current creditworthiness of the Company. The fair value of outstanding interest-rate swap agreements as of December 31, 2001 and 2000, based upon quoted market prices, reflected an unrealized loss of $9.6 million and an unrealized gain of $0.6 million, respectively.

      None of the Company’s financial instruments represents a concentration of credit risk as the Company deals with a variety of major banks worldwide, and its accounts receivable are spread among a number of customers and geographic areas.

NOTE 7 —	Accounts Receivable

      The following is a summary of accounts receivable at December 31 (in millions):

	2001	2000

Gross accounts receivable	$366.8	$331.8
Allowance for doubtful accounts	(34.8)	(35.0)

Accounts receivable, net	$332.0	$296.8

      The Company’s receivables securities facility (“Receivables Securitization”) provides for the sale, on a revolving basis, of certain of the accounts receivable of Fisher Scientific International Inc., a Delaware limited liability corporation (“FSII”), to a special purpose, bankruptcy remote subsidiary of FSII included in the Company’s consolidated financial statements. The parties have entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount based on a defined calculated percentage of the outstanding accounts receivable balance. As collections reduce accounts receivable included in the pool, new receivables are sold into the pool. During 2001, the Company collected and reinvested, on a revolving basis, approximately $812 million of receivables. During 2000, the Company collected and reinvested, on a revolving basis, approximately $475 million of receivables and used $21.7 million of additional collections to reduce this facility to zero at December 31, 2000. The special purpose subsidiary has the risk of credit loss on the receivables and, accordingly, the full amount of the allowance for doubtful accounts has been retained in the Company’s balance sheet. Under the terms of the Receivables Securitization, FSII retains collection and administrative responsibilities for the receivables in the pool. Due to the short-term nature of the receivables, the Company’s retained interest in the pool during the year is valued at historical cost which approximates fair value. The facility expires in January 2003 and the effective interest rate is approximately one month LIBOR plus an annual commitment fee of

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

50 basis points. The Company recorded $3.8 million and $3.9 million of losses on the sale of receivables as interest expense in the year ended December 31, 2001 and 2000, respectively. The full amount of the Receivables Securitization facility was available at December 31, 2001 and 2000.

NOTE 8 —	Inventories

      The following is a summary of inventories by major category at December 31 (in millions):

	2001	2000

Raw material	$33.6	$28.8
Work in process	11.0	6.9
Finished products	216.8	188.5

Total	$261.4	$224.2

      Inventories valued using the LIFO method amounted to $150.9 million and $149.3 million at December 31, 2001 and 2000, respectively, which were below estimated replacement cost by approximately $30.8 million and $26.7 million for the years ended December 31, 2001 and 2000, respectively.

NOTE 9 —	Other Current Assets

      The following is a summary of other current assets at December 31 (in millions):

	2001	2000

Deferred income taxes	$60.8	$48.5
Other	28.5	15.1

Total	$89.3	$63.6

NOTE 10 —	Property, Plant and Equipment

      The following is a summary of property, plant and equipment by major class of asset at December 31 (in millions):

	2001	2000

Land, buildings and improvements	$239.3	$185.8
Machinery, equipment and other	290.9	241.0

Total	530.2	426.8
Accumulated depreciation	(208.1)	(175.5)

Property, plant and equipment, net	322.1	$251.3

NOTE 11 —	Accrued and Other Current Liabilities

      The following is a summary of accrued and other current liabilities at December 31 (in millions):

	2001	2000

Wages and benefits	$61.0	$32.6
Interest	25.7	24.4
Other	139.2	94.7

Total	$225.9	$151.7

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	Debt

      The following is a summary of debt obligations at December 31 (in millions):

	2001	2000

9% Senior Subordinated Notes (net of a discount of $4.6 million and $5.4 million in 2001 and 2000, respectively)	$595.4	$594.6
Term Facility	211.8	231.2
7 1/8% Notes (net of a discount of $0.6 million and $0.7 million in 2001 and 2000, respectively)	149.4	149.3
Other	75.2	63.6
Less short-term debt	(75.7)	(47.6)

Total long-term debt	$956.1	$991.1

      The Term Facility consists of (a) a $69.9 million tranche A term loan (“Tranche A”), (b) a $84.2 million tranche B term loan (“Tranche B”) and (c) a $57.7 million tranche C term loan (“Tranche C”). Of the $211.8 million outstanding under the Term Facility, $181.9 million is denominated in U.S. dollars, $22.0 million is denominated in British pounds and $7.9 million is denominated in Canadian dollars. Borrowings under the Term Facility and the Company’s $175 million revolving credit facility (the “Revolving Facility” and together with the Term Facility the “Credit Facility”) bear interest at a range of rates, based upon the Company’s leverage ratio, equal to, at the Company’s option, the following: Tranche A and Revolving Facility, LIBOR plus 1.25% to 2.25% or Prime Rate plus 0.25% to 1.25%; Tranche B, LIBOR plus 2.25% to 2.50% or Prime Rate plus 1.25% to 1.50%; and Tranche C, LIBOR plus 2.50% to 2.75% or Prime Rate plus 1.50% to 1.75%. The Company also pays a commitment fee equal to 0.50% per annum of the undrawn portion of each lender’s commitment. Interest rates at December 31, 2001 were as follows: Tranche A – 3.13% (LIBOR plus 1.25%); Tranche B – 4.13% (LIBOR plus 2.25%); and Tranche C – 4.38% (LIBOR plus 2.50%). The Revolving Facility expires in January 2004. The mandatory repayment schedule of the Term Facility is as follows: $30.5 million in 2002, $22.3 million in 2003, $62.7 million in 2004 and $96.3 million in 2005.

      The obligations of Fisher and the subsidiary borrowers under the Credit Facility are secured by substantially all assets of the Company and its material domestic subsidiaries. The obligations of Fisher and the subsidiary borrowers are further guaranteed by Fisher and each material domestic subsidiary of Fisher.

      The Credit Facility contains covenants of the Company and the subsidiary borrowers, including, without limitation, certain financial covenants and restrictions on (i) indebtedness, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) minority investments, and (v) the payment of cash dividends to shareholders. The financial covenants include requirements to maintain certain levels of interest coverage, debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum EBITDA and a limit on capital expenditures. The Company is in compliance with all covenants at December 31, 2001. Loans under the Term Facility are required to be prepaid with 50% of excess cash flow (as defined in the Credit Facility and subject to certain limits as specified therein), certain equity issuances of the Company, 100% of net-cash proceeds of certain asset sales, certain insurance and condemnation proceeds, and certain debt issuances of the Company.

      On January 21, and November 20, 1998, the Company issued $400 million and $200 million, respectively, of 9% Senior Subordinated Notes. The 9% Senior Subordinated Notes issued in January were issued at par while the 9% Senior Subordinated Notes issued in November were issued net of an approximate $7 million discount. The 9% Senior Subordinated Notes will mature on February 1, 2008 with interest payable semiannually in arrears on February 1 and August 1 of each year. The 9% Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

indebtedness and rank pari passu in light of payment with all other existing and future senior subordinated indebtedness of the Company. The 9% Notes are redeemable at the option of the Company at any time after February 1, 2003 at an initial redemption price of 104.5%, declining ratably to par on or after February 1, 2006. Upon a Change of Control Triggering Event (as defined in the Indenture under which the 9% Notes are issued), the Company will be required to make an offer to purchase all outstanding 9% Notes at 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase.

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

      Other debt outstanding at December 31, 2001 totaled $75.2 million, of which $42.9 million is long-term in nature. This debt matures as follows: $12.9 million in 2002, $5.5 million in 2003, $2.3 million in 2004, $2.8 million in 2005, $3.4 million in 2006, and $16.0 million thereafter.

NOTE 13 —	Commitments and Contingencies

      The Company leases certain logistics, office, and manufacturing facilities. The following is a summary of annual future minimum lease and rental commitments under operating leases as of December 31, 2001 (in millions):

2002	$24.0
2003	18.7
2004	14.5
2005	13.3
2006	12.2
Thereafter	72.0

Net minimum lease payments	$154.7

      Total rental expense included in the accompanying statement of operations amounted to $20.5 million in 2001, $17.6 million in 2000, and $18.4 million in 1999.

      At December 31, 2001, the Company had letters of credit outstanding totaling $54.2 million, which primarily represent guarantees issued to local banks in support of borrowings by foreign subsidiaries of the Company, guarantees with respect to various insurance activities, as well as, performance letters of credit issued in the normal course of business.

      There are various lawsuits and claims pending against the Company involving contract, product liability and other issues. In addition, the Company has assumed certain insurance liabilities, including liabilities related to an inactive insurance subsidiary, primarily related to certain historical businesses of its former parent, including those related to workers’ compensation, employers’ liability, automobile, general and product liability. In view of the Company’s financial condition and the accruals established for related matters, based on management’s knowledge to date, management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company is currently involved in various stages of investigation and remediation related to environmental protection matters. The Company cannot predict the potential costs related to environmental matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company’s responsibility. However, these costs could be material. The Company records accruals for environmental liabilities, based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The Company calculates estimates based upon reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. The Company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters were $29.8 million and $31.0 million at December 31, 2001 and 2000, respectively.

      Although these amounts do not include third-party recoveries, the Company may be subject to indemnification from third parties for liabilities relating to certain sites. Management believes that this accrual is adequate for the environmental liabilities the Company expects to incur. As a result, the Company believes that the ultimate liability with respect to environmental matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the Company’s operations, which could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 14 —	Stockholders’ Equity (Deficit)

      The preferred stock and the common stock of the Company are each issuable in one or more series or classes, any or all of which may have such voting powers, full or limited, or no voting powers, and such designations, preferences and related participating, optional or other special rights and qualifications, limitations or restrictions thereof, as are set forth in the Restated Certificate of Incorporation of Fisher or any amendment thereto, or in the resolution or resolutions providing for the issue of such stock adopted by Fisher’s Board of Directors, which is expressly authorized to set such terms for any such issue. At December 31, 2001, the Company’s outstanding common stock included 4,035,290 of nonvoting shares. At December 31, 2001, there were warrants outstanding to purchase 2,583,315 shares of common stock at a per share exercise price of $9.65.

      On May 16, 2001, the stockholders of the Company approved an amendment to the Restated Certificate of Incorporation of the Company increasing the authorized number of shares of common stock that may be issued from 100,000,000 to 500,000,000.

NOTE 15 —	Earnings Per Share

      Net income per share is computed under Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic net income per share is computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding, including potential common shares from conversion of stock options and warrants using the treasury stock method, if dilutive.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table sets forth basic and diluted net income per share computational data for the periods presented (in millions, except per share amounts):

	Year Ended December 31,

	2001	2000	1999

Net income available to common shareholders	$16.4	$22.7	$23.4

Weighted average common shares outstanding used in computing basic net income per share	49.4	40.1	40.0
Common stock equivalent(a)	3.6	4.3	2.8

Weighted average common shares outstanding used in computing diluted net income per share	53.0	44.4	42.8

Basic net income per share	$0.33	$0.57	$0.59

Diluted net income per share	$0.31	$0.51	$0.55

(a)	The weighted average amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per share was 0.9 million, 0.2 million and 1.6 million at December 31, 2001, 2000 and 1999, respectively.

NOTE 16 —	Income Taxes

      The domestic and foreign components of income before income taxes are as follows (in millions):

	Year Ended December 31,

	2001	2000	1999

Domestic	$0.6	$25.6	$44.1
Foreign	29.7	12.2	13.7

Income before income taxes	$30.3	$37.8	$57.8

      The components of the income tax provision are as follows (in millions):

	Year Ended December 31,

	2001	2000	1999

Current income tax expense:
Federal	$—	$5.7	$8.9
State	1.5	0.4	(1.0)
Foreign	12.7	6.7	6.0

Total current	14.2	12.8	13.9

Deferred income tax expense (benefit):
Federal	0.6	1.5	8.3
State	(0.3)	0.1	6.5
Foreign	(0.6)	0.7	5.7

Total deferred	(0.3)	2.3	20.5

Total income tax provision	$13.9	$15.1	$34.4

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The principal items accounting for the differences in taxes on income computed at the applicable U.S. statutory rate and as recorded are as follows (in millions):

	Year Ended December 31,

	2001	2000	1999

Taxes computed at statutory rate	$10.6	$13.2	$20.2
Foreign taxes over (under) U.S. rate and foreign losses not tax benefitted (net)	(1.2)	0.4	4.8
State income taxes (net of federal benefit)	1.7	0.3	3.5
Nondeductible permanent items, net	2.8	2.4	6.0
Other	—	(1.2)	(0.1)

Income tax provision	$13.9	$15.1	$34.4

      The tax effects of temporary items that gave rise to significant portions of the deferred tax accounts are as follows at December 31 (in millions):

	2001	2000

Deferred tax assets:
Postretirement benefit costs other than pension	$24.4	$26.0
Environmental accruals	11.8	12.2
Operating loss	53.3	34.4
Accrued employee benefits	35.3	28.5
Restructuring accruals	7.2	3.8
Other items not deductible until paid	55.6	48.3

Gross deferred tax assets	187.6	153.2
Less valuation allowance	(35.7)	(26.3)

Total deferred tax assets	151.9	126.9

Deferred tax liabilities:
Goodwill	22.4	20.9
Property, plant and equipment	12.4	11.4
Other	9.6	7.8

Total deferred tax liabilities	44.4	40.1

Net deferred tax assets	$107.5	$86.8

      Deferred tax assets include the benefit of net operating loss carryforwards subject to appropriate valuation allowances. The Company evaluates the tax benefits of operating loss carryforwards on an ongoing basis taking into consideration such factors as the future reversals of existing taxable temporary differences, projected future operating results, the available carryforward period and other circumstances. At December 31, 2001,

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the Company had accumulated net operating loss carryforwards for tax purposes expiring as follows (in millions):

	Foreign	State	Federal

2002	$1.8	$—	$—
2003	1.7	2.4	—
2004	1.8	4.2	—
2005	—	3.5	—
2006	—	3.7	—
2008	2.5	8.1	—
2009	0.1	12.0	—
2010	0.2	—	—
2011	2.4	0.1	—
2013	—	3.9	—
2014	—	6.3	—
2016	—	0.1	—
2018	—	13.3	—
2019	—	18.9	17.8
2021	—	1.0	10.9
No Expiration	89.2	—	—

Total	$99.7	$77.5	$28.7

      SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowances at December 31, 2001, 2000 and 1999 predominantly represent allowances against foreign net operating losses which are not anticipated to result in future tax benefits.

      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $53 million at December 31, 2001. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company intends to periodically make distributions from its foreign subsidiaries to its U.S. parent. These distributions will only be made at such time that they are deemed to be tax efficient. The Company does not anticipate any additional U.S. tax liability above that which has previously been recorded.

NOTE 17 —	Retirement Benefits

      The Company has defined benefit pension plans available to substantially all employees that are either fully paid for by the Company or provide for mandatory employee contributions as a condition of participation. Under the cash balance plan in the United States, a participating employee accumulates a cash balance account which is credited monthly with an allocation equal to 3.5% of compensation and interest. The Company’s funding policy is to contribute annually the statutorily required minimum amount as actuarially determined.

      The Company, generally at its own discretion, provides a postretirement health care program that is administered by the Company to employees who elect to and are eligible to participate. Fisher funds a portion of the costs of this program on a self-insured and insured-premium basis and, for the years ended December 31, 2001, 2000, and 1999, made payments totaling $1.8 million, $2.1 million and $1.7 million, respectively.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The changes in benefit obligations and plan assets were as follows at December 31 (in millions):

			Other
			Postretirement
	Pension Benefits		Benefits

	2001	2000	2001	2000

Change in benefit obligation
Benefit obligation at beginning of year	$244.5	$238.6	$24.0	$26.9
Service costs	10.7	9.0	0.4	0.4
Interest costs	17.0	16.4	1.6	1.6
Plan participants’ contribution	0.6	0.7	—	—
Plan amendment	—	0.1	—	(1.8)
Actuarial (gain) loss	6.5	0.4	(0.9)	(0.6)
Benefits paid	(17.1)	(17.2)	(1.8)	(2.1)
Currency translation adjustment	(1.6)	(3.5)	(0.1)	(0.4)

Benefit obligation at end of year	$260.6	$244.5	$23.2	$24.0

	Pension Benefits

	2001	2000

Change in plan assets
Fair value of plan assets at beginning of year	$317.8	$276.9
Actual return on plan assets	(40.6)	59.5
Employer contribution	1.6	2.1
Plan participants’ contribution	0.6	0.7
Benefits paid	(17.1)	(17.2)
Currency translation adjustment	(2.3)	(4.2)

Fair value of plan assets at end of year	$260.0	$317.8

      The funded status of the Company’s pension and postretirement programs was as follows at December 31 (in millions):

			Other
			Postretirement
	Pension Benefits		Benefits

	2001	2000	2001	2000

Funded status	$(0.6)	$73.3	$(23.2)	$(24.0)
Unrecognized net actuarial (gain) loss	9.3	(65.5)	(28.2)	(28.8)
Unrecognized prior service costs	(4.6)	(5.1)	(9.2)	(11.4)
Unrecognized net transition obligation	0.2	0.1	—	—
Adjustment required to recognize minimum liability	(2.4)	(3.0)	—	—

Accrued benefit asset (liability)	$1.9	$(0.2)	$(60.6)	$(64.2)

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The net periodic pension costs and postretirement health care benefit income includes the following components for the years ended December 31 (in millions):

				Other
				Postretirement
	Pension Benefits			Benefits

	2001	2000	1999	2001	2000	1999

Components of net periodic benefit cost (income)
Service cost	$10.7	$9.0	$9.5	$0.4	$0.4	$0.4
Interest cost	17.0	16.4	15.1	1.6	1.6	1.8
Expected return on plan assets	(25.6)	(23.2)	(21.2)	—	—	—
Amortization of unrecognized net (gain) loss	0.2	—	0.2	(2.2)	(2.4)	(2.1)
Amortization of unrecognized prior service cost	(0.5)	(0.6)	(0.6)	(2.2)	(2.2)	(2.1)
Amortization of unrecognized net transition asset	(0.1)	(0.8)	(0.9)	—	—	—
Recognized net actuarial (gain) loss	(0.3)	—	—	0.6	—	—
Settlement/ curtailment (gain) loss	(1.8)	(1.0)	—	—	—	0.1

Net periodic benefit (income) cost	$(0.4)	$(0.2)	$2.1	$(1.8)	$(2.6)	$(1.9)

      In 1993, the Company amended certain of its existing postretirement health care programs creating an unrecognized prior service benefit. The unrecognized prior service benefit is being amortized over approximately 13 years.

      The development of the net periodic pension cost and the projected benefit obligation was based upon the following assumptions:

	2001	2000	1999

Discount rate	7.25%	7.50%	7.50%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	9.75%	9.75%	9.75%

      The date used to measure plan assets and liabilities was October 31 in each year. Plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

      The weighted average discount rate used in determining the accumulated postretirement health care benefit obligation was 7.25% for December 31, 2001 and 7.5% for December 31, 2000 and 1999, respectively. A 7.75% annual rate of increase in per capita cost of covered health care benefits was assumed for 2001 which gradually decreases to an average ultimate rate of 7.25%. Because of limitations on the Company’s contributions under the amended health care program, changes in the health care trend rate assumption do not have a significant effect on the amounts reported. To illustrate, a change in the assumed health care cost trend rate by 1 percentage point effective January 2001 would change the accumulated postretirement benefit obligation as of December 31, 2001 by approximately $0.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2001 by approximately $0.1 million.

      The Company also maintains a defined contribution savings and profit sharing plan (the “Plan”). The Plan allows eligible employees to participate after six months and 500 hours of service. Participants may elect to contribute between 1% and 15% of their annual compensation as defined in the Plan. The Company is obligated to contribute an amount equal to 25% of each employee’s basic contribution, as defined, and may, at the discretion of the Company, contribute additional amounts. For the years ended December 31, 2001, 2000 and 1999 the Company’s contributions to the Plan were $3.8 million, $4.1 million, and $4.2 million, respectively.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	Stock and Other Plans

     Stock Plans

      In May of 2001 the Board of Directors approved and adopted the Fisher 2001 Equity and Incentive Plan (“2001 Plan”). Under the 2001 Plan, the Company may grant up to 8,000,000 shares of common stock. Awards under the 2001 Plan may be made in the form of incentive stock options, non-qualified stock options, other stock based awards, including but not limited to restricted stock units or dividend payments. No more than 3,000,000 shares of common stock may be awarded in respect to options, restricted stock, restricted stock units or other stock-based awards to any individual under the 2001 Plan. Options granted have a term of ten years and generally vest over three years. The exercise price of any option will not be granted at less than the fair market value of the common stock on the date of the grant.

      Under the Company’s 1998 Equity and Incentive Plan (“1998 Plan”), the Company may grant up to an aggregate of 10,000,000 shares of stock. At December 31, 2001, 5,721,000 shares are available for grant. Awards under the 1998 Plan were authorized to be made in the form of options (whether incentive or otherwise), stock appreciation rights, restricted stock, dividend equivalents and other stock- based awards. Options granted have a term of ten years and generally vest either over a three to five year period in equal installments or in one installment nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets and other factors. The Company has also granted options to purchase 758,333 shares of Common Stock having a ten year term and vesting five to nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or unless “put” to the Company by the executive or “called” by the Company in accordance with the terms of the respective grant agreements. The total “put” and/or “call” rights are limited to $14.5 million plus interest, of which $4.5 million expired during 2000 in accordance with the terms of the option agreement and was reclassified from other liabilities to equity. Options have generally been granted at fair market value. The exercise price of all options outstanding on April 15, 1999 was reduced by $0.15 per share as a result of the Spinoff of ProcureNet (see “Note 5 – Operations To Be Disposed Of”). During 2000, the Company recorded a noncash compensation expense of $3.7 million in selling, general and administrative expense relating to a one-time change in the terms of certain stock options.

      A summary of the status of the Company’s stock option plans at December 31, 2001, 2000, and 1999 and changes during the years then ended is presented in the following table:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	7,393	$15.68	6,950	$14.07	7,269	$14.47
Granted	3,253	26.38	920	28.73	523	19.03
Exercised	(309)	10.71	(36)	9.64	(23)	9.64
Canceled / Expired / Forfeited	(2,750)	21.08	(441)	16.46	(819)	19.61

Outstanding at end of year	7,587	$18.45	7,393	$15.68	6,950	$14.07

Exercisable at end of year	4,034	$11.54	2,500	$10.73	1,103	$9.68
Weighted average fair value of options granted		$13.16		$9.27		$5.04

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2001.

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Price	(000)	Contractual Life	Exercise Price	(000)	Exercise Price

$7.00 – $11.00	3,383	6.1	$9.50	3,383	$9.50
11.01 – 15.00	74	6.6	12.84	74	12.84
15.01 – 18.00	174	6.9	17.44	174	17.44
18.01 – 22.00	301	8.0	20.58	152	20.62
22.01 – 26.00	2,087	9.2	24.07	124	24.34
26.01 – 30.00	1,377	8.7	29.72	—	—
31.01 – 34.00	126	8.7	32.73	86	32.39
34.01 – 38.00	64	6.1	36.76	40	36.91
38.01 – 42.00	1	8.2	42.00	1	42.00

	7,587			4,034

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

     SFAS 123 Pro Forma Disclosures

      Had compensation cost for options been based upon fair value determined under SFAS No. 123, the Company’s 2001, 2000, and 1999 net income would have been $31.3 million, $20.4 million, and $20.3 million, respectively, with basic earnings per share of $0.63 for 2001 and of $0.51 for both 2000 and 1999, and diluted earnings per share of $0.59, $0.46, and $0.47, for 2001, 2000, and 1999, respectively. The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000, and 1999: risk-free interest rates of approximately 4.5%, 6.0%, and 6.6%, respectively, annual dividend of $0; expected lives of 5 years and expected volatility of 51%, 55%, and 48%, respectively.

NOTE 19 —	Restructuring and Other Charges

      During the first quarter of 2001, Fisher adopted and commenced implementation of a streamlining plan (the “First Quarter Plan”) aimed at improving operations, largely through office, warehouse and manufacturing facility consolidations and the discontinuance of certain product lines. As a result of these actions, the Company recorded a restructuring charge of $18.1 million. The restructuring charge reflects $10.9 million related to estimated employee separation costs and $7.2 million of exit costs. The charge for employee separation arrangements relates to termination and other severance costs associated with 518 salaried and hourly employees severed as part of this plan. The exit costs represent primarily lease-cancellation costs and costs associated with the discontinuance of certain product lines.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter of 2001, Fisher commenced implementation of a plan focused on further integration of the international operations and recent acquisitions and the continued streamlining of the domestic operations, including the consolidation of certain distribution centers (the “Fourth Quarter Plan”). As a result of these actions, the Company recorded a restructuring charge of $8.9 million. The restructuring charge reflects $7.4 million related to estimated employee separation costs and $1.5 million of exit costs. The charge for employee separation arrangements relates to the termination and other severance costs associated with 262 salaried and hourly employees severed as part of this plan. The exit costs represent primarily lease cancellation costs. During the fourth quarter of 2001 the Company also reversed $0.8 million of excess accruals remaining from restructuring charges recorded in years prior to 2001.

      The following table summarizes the recorded accruals and activity related to the First Quarter Plan and Fourth Quarter Plan (collectively the “2001 Plan”) (in millions):

	Employee	Other
	Separations	Exit Costs	Total

2001 Plan
Restructuring charge	$18.3	$8.7	$27.0
Less cash payments	8.7	4.6	13.3
Less noncash items	—	0.3	0.3

Balance as of December 31, 2001	$9.6	$3.8	$13.4

      In connection with the May 2001 stock offering process, the Company accelerated the vesting of options to purchase approximately 2.3 million shares of common stock having an average exercise price of $20.85 per share. These options were then converted into the right to receive approximately 1.0 million shares of common stock, issued and deposited into a rabbi trust. The number of shares issued was determined by dividing the “spread” value of the option (the difference between the last reported sale price on March 30, 2001 of $35.44, the date of the transaction, and the exercise price of the option) by $35.44. As a result of these transactions the Company recorded a primarily noncash compensation charge of $33.5 million during the first quarter of 2001.

      In 2000, the Company recorded a restructuring credit of $2.0 million for the reversal of prior year restructuring accruals due to actual costs being lower than originally estimated. The restructuring credit related to the domestic distribution and international distribution segments equally.

      In 1999, the Company recorded a $1.5 million net restructuring credit, which consisted of a $2.1 million restructuring charge related to its long-term restructuring plan and a $3.6 million reversal of prior period restructuring charges due to revised estimates. The charge reflected consolidation and downsizing of the Company’s German operations, which are included in the international distribution segment. The charge resulted from a plan that was adopted in December 1999. The charge related to severance and related costs for the termination of approximately 22 warehouse, customer service, and sales employees. At December 31, 2001, no balance remains accrued for this restructuring plan. The $3.6 million reversal of prior period restructuring charges was comprised of a $3.0 million reduction of severance due to organizational changes and voluntary separations that occurred during 1999 which were not anticipated in prior periods and a $0.6 million reduction due to revised estimates for the closing of logistics centers in the United States.

NOTE 20 —	Segment and Geographical Financial Information

      The Company reports financial results on the basis of three business segments; domestic distribution, international distribution and laboratory workstations. The domestic distribution segment engages in the supply, marketing, service and manufacture of scientific, clinical, educational, and occupational health and safety products. Additionally, this segment provides contract manufacturing and pharmaceutical packaging

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

services. The international distribution segment engages in the supply, marketing and service of primarily scientific research products. The laboratory workstations segment manufactures laboratory workstations, fume hoods and enclosures for technology and communication centers. Until 1999, the Company operated a fourth segment, technology.

      Selected business segment financial information for the years ended December 31, 2001, 2000, and 1999 is shown below (in millions):

	Sales			Income from Operations

	2001	2000	1999	2001	2000	1999

Domestic distribution	$2,439.9	$2,187.3	$2,015.4	$173.4	$149.8	$131.8
International distribution	425.4	418.5	446.9	13.6	11.5	6.3
Laboratory workstations	178.6	165.2	192.0	4.9	3.5	25.4
Technology	—	—	—	—	—	(6.1)
Eliminations	(163.9)	(148.7)	(139.8)	0.4	(0.1)	0.6

Segment sub-total	2,880.0	2,622.3	2,514.5	192.3	164.7	158.0
Restructuring and other charges (credits)	—	—	—	59.7	(2.0)	(1.5)
Nonrecurring charges	—	—	—	1.5	10.4	12.7

Total	$2,880.0	$2,622.3	$2,514.5	$131.1	$156.3	$146.8

      Income from operations is revenue less related direct and allocated expenses. External customer sales of the domestic distribution segment were $2,281 million, $2,045 million, and $1,882 million for 2001, 2000 and 1999, respectively. Intercompany sales and transfers between segments were not material for 2001, 2000, or 1999.

      The domestic distribution, international distribution and laboratory workstations segments accounted for $19.6 million, $6.5 million and $0.1 million, respectively, of the 2001 restructuring and other charges. In addition, the Company accelerated the vesting of common stock options and recorded a primarily non-cash compensation charge of $33.5 million in 2001 not allocated by segment.

							Depreciation and
	Assets			Capital Expenditures			Amortization

	2001	2000	1999	2001	2000	1999	2001	2000	1999

Domestic distribution	$1,331.7	$848.4	$787.2	$30.1	$19.4	$22.9	$55.7	$38.2	$36.6
International distribution	340.7	375.1	438.4	5.3	4.9	12.8	17.0	16.5	16.9
Laboratory workstations	166.8	162.2	177.0	4.7	5.1	5.0	9.3	8.9	8.9
Technology	—	—	—	—	—	0.4	—	—	—

Total	$1,839.2	$1,385.7	$1,402.6	$40.1	$29.4	$41.1	$82.0	$63.6	$62.4

      The Company operates or sells to customers in approximately 145 countries outside the United States. Sales outside the United States comprised 17%, 19%, and 21% of consolidated sales in 2001, 2000, and 1999, respectively. No single foreign country accounted for more than 10% of consolidated sales during the past three years.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Long-Lived Assets

	2001	2000

Long-lived assets by geographic area:
Domestic	$768.7	$427.6
International	167.7	182.5

Total	$936.4	$610.1

      Fisher’s product portfolio is comprised of consumable products, such as laboratory supplies and specialty chemicals, and durables. Approximately 80% of 2001, 2000, and 1999 sales were of consumable products and 20% of 2001, 2000, and 1999 sales were of durable products.

NOTE 21 —	Related Parties

      The Company pays an annual management fee of $1.0 million to certain affiliates of THL. In return for the annual management fee, THL, and certain of its affiliates, provide consulting and management advisory services. Several of the Company’s equity investors were underwriters to the Company’s May 2001 offering for which the Company paid approximately $9.9 million in underwriters’ discounts from the proceeds of the offering. One of the Company’s equity investors is a financial institution that provides financing to the Company.

NOTE 22 —	Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

      SFAS 141 requires the purchase method of accounting for business combinations completed after June 30, 2001 and eliminates the pooling-of-interests method for business combinations. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. Under the provisions of SFAS 141, goodwill and intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after June 30, 2001, were not amortized. Goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001 continued to be amortized through December 31, 2001.

      SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill and certain intangibles will not be amortized but instead would be reviewed for impairment and written down with a resulting charge to operations only in the period in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 requires the Company to perform an evaluation of whether goodwill and indefinite-lived intangible assets are impaired as of January 1, 2002, the effective date of the statement for the Company. Additionally, SFAS 142 requires the Company to reassess the useful lives and residual values of all intangible assets and make any necessary amortization adjustments. This impairment evaluation is required to be completed by March 31, 2002 for indefinite-lived intangible assets and by December 31, 2002 for goodwill.

      At December 31, 2001, we had unamortized goodwill and unamortized indefinite-lived intangible assets in the amount of $507.4 million and $61.5 million, respectively, which are subject to the transition provisions of SFAS 141 and SFAS 142. The Company is in the process of evaluating the effect that the transitional goodwill impairment provisions of this statement will have on its financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Selected business segment financial information for the years ended December 31, 2001, 2000 and 1999 excluding goodwill amortization is as follows:

	Income from operations

	2001	2000	1999

Domestic distribution	$181.3	$154.2	$136.3
International distribution	18.6	16.6	12.7
Laboratory workstations	8.7	7.3	29.1
Technology	—	—	(6.1)
Eliminations	0.4	(0.1)	0.6

Segment sub-total	209.0	178.0	172.6
Restructuring and other charges (credits)	59.7	(2.0)	(1.5)
Nonrecurring charges	1.5	10.4	12.7

Total	$147.8	$169.6	$161.4

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting For Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred.The Company does not anticipate the adoption of SFAS 143 as of January 1, 2003 will have a material effect on its financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 144 also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement have been adopted as of January 1, 2002 and will be applied prospectively.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 23 —	Unaudited Quarterly Financial Information

      The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol FSH. The following is a summary of quarterly financial information for 2001 and 2000, including the high and low closing sales prices of the stock as reported by the NYSE for each of the quarterly periods listed (in millions, except per share data):

	2001

	First	Second	Third	Fourth	Year

Sales	$687.0	$708.8	$729.5	$754.7	$2,880.0
Gross profit	174.4	179.7	185.6	197.5	737.2
Net income (loss) (a)	(23.7)	12.2	16.9	11.0	16.4
Net income (loss) per common share:
Basic	$(0.59)	$0.25	$0.31	$0.20	$0.33
Diluted	(0.59)	0.23	0.30	0.19	0.31
Market price:
High	$39.88	$38.70	$27.41	$30.30	$39.88
Low	32.40	24.70	21.70	24.20	21.70

(a)	During the first and fourth quarter of 2001, Fisher recorded $51.6 million ($32.5 million, net of tax) and $8.1 million ($5.1 million, net of tax) restructuring charges, respectively. See “Note 19 — Restructuring and Other Charges”.

	2000

	First	Second	Third	Fourth	Year

Sales	$653.2	$662.1	$662.3	$644.7	$2,622.3
Gross profit	164.8	162.1	162.9	158.5	648.3
Net income (loss)(b)	8.5	9.4	13.1	(8.3)	22.7
Net income (loss) per common share:
Basic	$0.21	$0.23	$0.33	$(0.21)	$0.57
Diluted	0.19	0.21	0.30	(0.21)	0.51
Market price:
High	$49.63	$43.25	$35.44	$45.19	$49.63
Low	32.06	24.73	20.06	34.06	20.06

(b)	During the third quarter of 2000, Fisher recorded a $2.0 million ($1.4 million, net of tax) restructuring credit. See “Note 19 –Restructuring and Other Charges”. During the fourth quarter of 2000, Fisher recorded a $23.6 million ($14.9 million net of tax) write down of investments in certain Internet-related ventures.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Directors. The information appearing in Fisher’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 2002 (the “Proxy Statement”) under the caption “Nomination and Election of Directors”, is incorporated herein by reference.

      Executive Officers. Information in answer to this Item appears under the caption “Executive Officers of Fisher” in Item 1 of this Annual Report.

      Compliance with Section 16(a) of the Exchange Act. The information appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, is incorporated herein by reference.

Item 11.	Executive Compensation

      The information appearing in the Proxy Statement under the caption “Compensation of Directors and Executive Officers”, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information appearing in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management”, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information appearing in the Proxy Statement under the caption “Certain Transactions and Other Matters”, is incorporated herein by reference.

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

Exhibit
Number		Description

2.1	—	Second Amended and Restated Agreement and Plan of Merger, as amended, dated as of November 14, 1997 by and between the Company and FSI Merger Corp.(1)
2.2	—	Stock Purchase Agreement, dated November 9, 1998, among Fisher Scientific International Inc., Fisher Scientific Holdings France S.A., as Buyer, and Capiac, Sapaca 97, Sapcar 97, Sappi 97, Sappef 97, Pierre Block, Anne-Catherine Block-Derriey, Pierre-Francois Block, Caroline Block and Marthe Block, as Sellers.(2)
2.3	—	Distribution Agreement, dated March 29, 1999, among Fisher Scientific International Inc. and ProcureNet Inc.(13)
3.1	—	Amended and Restated Certificate of Incorporation of the Company, as amended

Exhibit
Number		Description

3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company, dated June 9, 1997(1)
3.3	—	Certificate of Designation of Non-Voting Stock of the Company
3.4	—	Certificate of Designation of Series B Non-Voting Common Stock
3.5	—	Bylaws of the Company(3)
3.6	—	Certificate of Correction to the Restated Certificate of Incorporation of Fisher Scientific International Inc.
4.1	—	Specimen Certificate of Common Stock, $.01 par value per share, of the Company
4.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock, dated June 9, 1997 (see Exhibit 3.2)
4.3	—	Certificate of Designation of Non-Voting Stock (see Exhibit 3.3)
4.4	—	Certificate of Designation of Series B Non-Voting Common Stock (See Exhibit 3.4)
4.5	—	Senior Debt Securities Indenture dated as of December 18, 1995 between the Company and Mellon Bank, N.A., as Trustee(6)
4.6	—	Indenture dated as of January 21, 1998 between Fisher and State Street Bank and Trust Company, as Trustee, relating to the 9% Senior Subordinated Notes due 2008(7)
4.7	—	Registration Rights Agreement dated as of January 21, 1998 among Fisher and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Chase Securities Inc. and Donaldson, Lufkin and Jenrette Securities Corporation(8)
10.1	—	Employment Agreement dated as of December 31, 2001 between the Company and Paul M. Montrone*
10.2	—	Employment Agreement dated as of December 31, 2001 between the Company and Paul M. Meister*
10.3	—	Employment Agreement dated as of March 31, 1998 between the Company and David Della Penta(10)
10.4	—	Credit Agreement among Fisher, Certain Subsidiaries of Fisher, Various Lending Institutions, The Chase Manhattan Bank, as Administrative Agent, The Chase Manhattan Bank of Canada, as Administrative Agent, Chase Manhattan International Limited, as U.K. Administrative Agent, Merrill Lynch Capital Corporation, as Syndication Agent, and DLJ Capital Funding, Inc., as Documentation Agent, dated as of January 21, 1998 (the “Credit Agreement”)(7)
10.5	—	First Amendment and Waiver to the Credit Agreement dated as of November 13, 1998
10.6	—	Second Amendment and Waiver to the Credit Agreement dated as of December 31, 1998
10.7	—	Fisher Scientific International Inc. Retirement Plan(3)
10.8	—	Fisher Scientific International Inc. Savings and Profit Sharing Plan(3)
10.9	—	Fisher Scientific International Inc. Incentive Compensation Plan(12)
10.10	—	Restricted Unit Plan for Non-Employee Directors of Fisher Scientific International Inc.(3)
10.11	—	Fisher Scientific International Inc. Deferred Compensation Plan for Non-Employee Directors(3)
10.12	—	Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc.(3)
10.13	—	Fisher Scientific International Inc. Long-Term Incentive Plan(3)
10.14	—	Fisher Scientific International Inc. 1998 Equity and Incentive Plan(11)

Exhibit
Number		Description

10.15	—	Amended and Restated Investors’ Agreement dated as of March 29, 1999 among Fisher Scientific International Inc., Thomas H. Lee Equity Fund III, L.P. THL-CCI Limited Partnership, THL Foreign Fund III, L.P., THL FSI Equity Investors, L.P., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners IIA, L.P., DLJ Offshore Partners, II, C.V., DLJ Diversified Partners, L.P., DLJ Diversified Partners A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners A, L.P., DLJMB Funding II, Inc., UK Investment Plan 1997 Partners, DLJ EAB Partners, L.P., DLJ ESC II, L.P., DLJ First ESC, L.P., Chase Equity Associates, L.P., Merrill Lynch Kecalp L.P. 1997, Kecalp Inc., ML IBK Positions, Inc. and certain other persons named herein(14)
10.16	—	Third Amendment and Waiver to the Credit Agreement dated as of April 5, 2000
10.17	—	Amendment to Amended and Restated Investors’ Agreement dated as of May 14, 2000 among Fisher Scientific International Inc., Thomas H. Lee Equity Fund III, L.P. THL-CCI Limited Partnership, THL Foreign Fund III, L.P., THL FSI Equity Investors, L.P., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners IIA, L.P., DLJ Offshore Partners, II, C.V., DLJ Diversified Partners, L.P., DLJ Diversified Partners A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners A, L.P., DLJMB Funding II, Inc., UK Investment Plan 1997 Partners, DLJ EAB Partners, L.P., DLJ ESC II, L.P., DLJ First ESC, L.P., Chase Equity Associates, L.P., Merrill Lynch Kecalp L.P. 1997, Kecalp Inc., ML IBK Positions, Inc. and certain other persons named herein(14)
10.18	—	Fourth Amendment and Waiver to the Credit Agreement dated as of February 9, 2000
10.19	—	Amendment to Amended and Restated Investors’ Agreement dated as of May 2, 2001 among Fisher Scientific International Inc., Thomas H. Lee Equity Fund III, L.P. THL-CCI Limited Partnership, THL Foreign Fund III, L.P., THL FSI Equity Investors, L.P., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners II — A, L.P., DLJ Offshore Partners, II, C.V., DLJ Diversified Partners, L.P., DLJ Diversified Partners — A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners — A, L.P., DLJMB Funding II, Inc., UK Investment Plan 1997 Partners, DLJ EAB Partners, L.P., DLJ ESC II, L.P., DLJ First ESC, L.P., Chase Equity Associates, L.P., Merrill Lynch Kecalp L.P. 1997, Kecalp Inc., ML IBK Positions, Inc. and certain other persons named herein(15)
21.1	—	List of Subsidiaries of the Company*
23.1	—	Consent of DELOITTE & TOUCHE LLP*

*	Filed herewith

(1)	Included as an Annex or Exhibit to the Company’s Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4 (Registration No. 333-42777) filed with the Securities and Exchange Commission on December 19, 1997 and incorporated herein by reference.

(2)	Included as an exhibit to the Company’s Current Report on Form 8-K/ A filed with the Securities and Exchange Commission on February 17, 1999 and incorporated herein by reference.

(3)	Included in an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 24, 1993 and incorporated herein by reference.

(4)	Included as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 9, 1997 and incorporated herein by reference.

(5)	Included as an exhibit to the Company’s Current Report on Form 8-K dated August 7, 1997 filed with the Securities and Exchange Commission on August 8, 1997 and incorporated herein by reference.

(6)	Included as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-99884) filed with the Securities and Exchange Commission on November 30, 1995 and incorporated herein by reference.

(7)	Included as an exhibit to the Company’s Current Report on Form 8-K (Registration No. 001-10920) dated January 21, 1998 filed with the Securities and Exchange Commission on February 5, 1998 and incorporated herein by reference.

(8)	Included as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333-48285) filed with the Securities and Exchange Commission on March 19, 1998 and incorporated herein by reference.

(9)	Included as an exhibit to the Company’s Annual Report, as amended, on Form 10-K/A for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 20, 1998 and incorporated herein by reference.

(10)	Included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 14, 1998 and incorporated herein by reference.

(11)	Included as an exhibit to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-42777) filed with the Securities and Exchange Commission on February 2, 1998 and incorporated herein by reference.

(12)	Included in an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 21, 1996 and incorporated herein by reference.

(13)	Included as an exhibit to the Company’s Current Report on Form 8-K Registration No. 001-10920 dated April 15, 1999 filed with the Securities and Exchange Commission on April 30, 1999.

(14)	Included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 and incorporated herein by reference.

(15)	Included as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001, filed with the Securities and Exchange Commission on May 15, 2001 and incorporated herein by reference.

      (b) Reports on Form 8-K: The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.

      (c) Exhibits. The following exhibits are filed with this annual report:

10.1 —	Employment Agreement dated as of December 31, 2001 between the Company and Paul M. Montrone.

10.2 —	Employment Agreement dated as of December 31, 2001 between the Company and Paul M. Meister.

          21.1 — List of Subsidiaries of the Company.

          23.1 — Consent of DELOITTE & TOUCHE LLP.

      (d) Financial Statement Schedule.

SCHEDULE II

      Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31, 2001
(in millions):

	Balance at	Charged to	Charged to	Deduction	Balance
	beginning	costs and	other	and	at end of
	of period	expenses	accounts	write-offs	period

Allowance for doubtful accounts
December 31, 1999	$27.8	$6.4	$4.0	$(3.3)	$34.9
December 31, 2000	34.9	8.2	—	(8.1)	35.0
December 31, 2001	35.0	2.9	1.4	(4.5)	34.8

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISHER SCIENTIFIC INTERNATIONAL INC.

By:	/s/ TODD M. DUCHENE

Todd M. DuChene
Vice President-General Counsel and Secretary

Date: March 28, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 28, 2002.

Signature	Title

/s/ PAUL M. MONTRONE Paul M. Montrone	Chief Executive Officer and Director (Principal Executive Officer)

/s/ PAUL M. MEISTER Paul M. Meister	Director

/s/ KEVIN P. CLARK Kevin P. Clark	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MITCHELL J. BLUTT, M.D. Mitchell J. Blutt, M.D.	Director

/s/ ROBERT A. DAY Robert A. Day	Director

/s/ ANTHONY J. DINOVI Anthony J. Dinovi	Director

/s/ MICHAEL D. DINGMAN Michael D. Dingman	Director

/s/ DAVID V. HARKINS David V. Harkins	Director

/s/ SCOTT M. SPERLING Scott M. Sperling	Director

/s/ KENT R. WELDON Kent R. Weldon	Director