Form 10-Q
period 2002-03-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2002-05-15
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number: 01-10920

Fisher Scientific International Inc.

(Exact name of registrant as specified in its charter.)

Delaware	Delaware
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

One Liberty Lane, Hampton, New Hampshire	03842
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 926-5911

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

      The number of shares of Common Stock outstanding at May 10, 2002 was 54,541,629.

FISHER SCIENTIFIC INTERNATIONAL INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

FISHER SCIENTIFIC INTERNATIONAL INC.

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

INTRODUCTION TO THE FINANCIAL STATEMENTS

      The financial statements included herein have been prepared by Fisher Scientific International Inc. (“Fisher” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 balance sheet is the balance sheet included in the audited financial statements as shown in the Company’s 2001 Annual Report on Form 10-K. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

      The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Sales	$775.5	$687.0
Cost of sales	570.4	512.6
Selling, general and administrative expense	151.3	132.8
Restructuring and other charges	—	51.6

Income (loss) from operations	53.8	(10.0)
Interest expense	23.9	26.4
Other (income) expense, net	(0.1)	0.5

Income (loss) before income taxes	30.0	(36.9)
Income tax provision (benefit)	10.2	(13.2)

Net income (loss)	$19.8	$(23.7)

Net income (loss) per common share:
Basic	$0.37	$(0.59)

Diluted	$0.34	$(0.59)

Weighted average common shares outstanding:
Basic	54.2	40.1

Diluted	57.6	40.1

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

BALANCE SHEET

(in millions, except share data)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63.1	$75.1
Accounts receivable, net	364.3	332.0
Inventories	267.2	261.4
Other current assets	89.3	89.3

Total current assets	783.9	757.8
Property, plant and equipment	316.5	322.1
Goodwill	505.8	507.4
Other assets	248.2	251.9

Total assets	$1,854.4	$1,839.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$71.8	$75.7
Accounts payable	351.4	336.1
Accrued and other current liabilities	216.2	225.9

Total current liabilities	639.4	637.7
Long-term debt	954.1	956.1
Other liabilities	215.5	222.1

Total liabilities	1,809.0	1,815.9

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 54,258,255 and 54,194,484 shares issued; and 54,221,649 and 54,157,878 shares outstanding at March 31, 2002 and December 31, 2001, respectively)	0.5	0.5
Capital in excess of par value	668.8	661.1
Accumulated deficit	(535.7)	(555.5)
Accumulated other comprehensive loss	(87.2)	(81.8)
Treasury stock, at cost (36,606 shares at March 31, 2002 and December 31, 2001)	(1.0)	(1.0)

Total stockholders’ equity	45.4	23.3

Total liabilities and stockholders’ equity	$1,854.4	$1,839.2

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CASH FLOWS

(in millions)
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$19.8	$(23.7)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Restructuring and other charges, net of cash expended	—	51.4
Depreciation and amortization	19.1	17.9
Loss on sale of property, plant and equipment and write-off of assets	0.7	—
Deferred income taxes	(0.7)	(12.0)
Equity in loss of unconsolidated affiliates	0.5	1.3
Changes in working capital, net of effects of acquisitions:
Accounts receivable, net	(34.7)	(26.6)
Inventories	(6.5)	(10.3)
Accounts payable	16.9	10.0
Other working capital	(6.8)	(14.2)
Other assets and liabilities	(7.0)	(5.4)

Cash provided by (used in) operating activities	1.3	(11.6)

Cash flows from investing activities:

Acquisitions, net of cash acquired	—	(151.5)
Capital expenditures	(8.3)	(6.0)
Other investing	(0.6)	(8.0)

Cash used in investing activities	(8.9)	(165.5)

Cash flows from financing activities:

Proceeds from stock options exercised	1.6	—
Proceeds from accounts receivable securitization, net	—	155.5
Long-term debt payments	(3.3)	(1.3)
Change in short-term debt, net	(1.9)	3.7

Cash provided by (used in) financing activities	(3.6)	157.9

Effect of exchange rate changes on cash and cash equivalents	(0.8)	(1.6)

Net change in cash and cash equivalents	(12.0)	(20.8)
Cash and cash equivalents — beginning of period	75.1	66.0

Cash and cash equivalents — end of period	$63.1	$45.2

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME

(in millions)

(unaudited)

				Shares		Accumulated
		Capital in	Shares	To Be		Other	Treasury		Other
	Common	Excess of	Deposited	Distributed	Accumulated	Comprehensive	Stock, at		Comprehensive
	Stock	Par Value	in Trust	From Trust	Deficit	Income (Loss)	Cost	Total	Income

Balance at January 1, 2002	$0.5	$661.1	$(50.6)	$50.6	$(555.5)	$(81.8)	$(1.0)	$23.3
Net Income					19.8			19.8	$19.8
Foreign currency translation adjustment						(5.4)		(5.4)	(5.4)
Unrealized investment losses						(0.6)		(0.6)	(0.6)
Unrealized gain on cash flow hedges						0.6		0.6	0.6

Subtotal — other comprehensive income									$14.4

Proceeds from stock options		1.6						1.6
Tax benefit from stock options		6.1						6.1
Trust activity			9.3	(9.3)

Balance at March 31, 2002	$0.5	$668.8	$(41.3)	$41.3	$(535.7)	$(87.2)	$(1.0)	$45.4

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1 — Formation and Background

      Fisher Scientific International Inc. (“Fisher” or the “Company”) was incorporated in September 1991. The Company’s operations are conducted throughout North and South America, Europe, the Far East, the Middle East and Africa directly or through one or more subsidiaries, joint ventures, agents or dealers. The Company reports financial results on the basis of three reportable segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment engages in the supply, marketing, service and manufacture of scientific, clinical, educational, and occupational health and safety products. Additionally, this segment provides contract manufacturing and pharmaceutical packaging services. The international distribution segment engages in the supply, marketing and service of primarily scientific research products. The laboratory workstations segment manufactures laboratory workstations, fume hoods and enclosures for technology and communication centers.

      In February 2002, certain of the Company’s stockholders sold 7.4 million shares of common stock in an underwritten public offering. The Company did not receive any of the proceeds from this offering. Currently, Thomas H. Lee Partners and its affiliates and the members of an investment group from the Company’s recapitalization in 1998 own approximately 46% of the Company’s outstanding common stock.

Note 2 — Acquisitions

      In November 2001, the Company acquired Cole-Parmer Instrument Company and its affiliated companies (“Cole-Parmer”) for $208.5 million in cash. Cole-Parmer is a leading worldwide manufacturer and distributor of specialty technical instruments, appliances, equipment and supplies. The results of Cole-Parmer have been included in the domestic distribution segment from the date of acquisition.

      The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition had occurred at the beginning of 2001 (in millions, except per share amounts). The unaudited pro forma amounts include a financing charge to reflect estimated borrowing costs that would have been incurred had the acquisition occurred at the beginning of 2001. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company’s results of operations that would actually have been achieved had the acquisition been completed for the period presented, or that may be obtained in the future.

Three Months Ended
March 31, 2001

Sales	$733.5
Net loss	$(23.6)
Net loss per common share:
Basic	$(0.59)
Diluted	$(0.59)

Note 3 — Inventories

      The following is a summary of inventories by major category (in millions):

	March 31,	December 31,
	2002	2001

Raw materials	$38.3	$33.6
Work in process	9.3	11.0
Finished products	219.6	216.8

Total	$267.2	$261.4

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 4 — Other Comprehensive Income (Loss)

      The following is a summary of other comprehensive income (loss) for the three months ended March 31, 2002 and 2001 (in millions). Other comprehensive income (loss) components included in stockholders’ equity include any changes in equity during a period that are not the result of transactions with the Company’s stockholders.

	Three Months
	Ended March 31,

	2002	2001

Net income (loss)	$19.8	$(23.7)
Foreign currency translation adjustment	(5.4)	(16.2)
Unrealized investment losses	(0.6)	(0.9)
Unrealized gain (loss) on cash flow hedges	0.6	(3.3)

Other comprehensive income (loss)	$14.4	$(44.1)

Note 5 — Earnings Per Share

      The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 (in millions):

	Three Months
	Ended March
	31,

	2002	2001

Weighted average shares of common stock outstanding used in the computation of basic earnings per share	54.2	40.1
Common stock equivalents (a)	3.4	—

Shares used in the computation of diluted earnings per share	57.6	40.1

(a)	The amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted earnings per share for the three months ended March 31, 2002 and 2001 was 1.4 million and 7.4 million, respectively.

Note 6 — Restructuring and Other Charges

      During 2001, the Company implemented two restructuring plans focused on integration of the Company’s international operations and recent acquisitions and streamlining aimed at improving domestic operations (the “2001 Plan”). As a result of these actions, the Company recorded restructuring charges totaling $27.0 million consisting of $18.1 million recorded in the first quarter of 2001 and $8.9 million recorded in the fourth quarter of 2001.

      The following table summarizes the recorded accruals and activity related to the 2001 Plan for the three months ended March 31, 2002 (in millions):

		Other
	Employee	Exit
	Separations	Costs	Total

Balance as of December 31, 2001	$9.6	$3.8	$13.4
Less cash payments	2.3	1.1	3.4

Balance as of March 31, 2002	$7.3	$2.7	$10.0

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 7 — Segment Information

      The Company reports financial results on the basis of three reportable segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment engages in the supply, marketing, service and manufacture of scientific, clinical, educational, and occupational health and safety products. Additionally, this segment provides contract manufacturing and pharmaceutical packaging services. The international distribution segment engages in the supply, marketing and services of primarily scientific research products. The laboratory workstations segment manufactures laboratory workstations, fume hoods and enclosures for technology and communication centers.

      Selected reportable segment financial information for the three months ended March 31, 2002 and 2001 is shown below (in millions):

			Income (Loss)
	Sales		from Operations

	2002	2001	2002	2001

Domestic distribution	$670.3	$573.5	$47.4	$39.9
International distribution	107.8	110.6	4.8	5.1
Laboratory workstations	42.6	41.8	1.7	1.5
Eliminations	(45.2)	(38.9)	(0.1)	—

Segment sub-total	775.5	687.0	53.8	46.5
Restructuring and other charges(a)	—	—	—	(51.6)
Nonrecurring charges(a)	—	—	—	(1.1)
Goodwill amortization	—	—	—	(3.8)

Total	$775.5	$687.0	$53.8	$(10.0)

      Income from operations is revenue less related costs and direct and allocated expenses. Intercompany sales and transfers between segments were not material for the three months ended March 31, 2002 and 2001.

(a)	The domestic distribution, international distribution and laboratory workstations segments accounted for $15.4 million, $2.6 million and $0.1 million, respectively, of the restructuring charge taken in the first quarter of 2001. The domestic distribution segment incurred a $1.1 million inventory write-off to cost of sales in the first quarter related to the restructuring. In connection with the Company’s May 2001 stock offering process, the Company accelerated the vesting of common stock options that resulted in a primarily non-cash compensation charge of $33.5 million recorded in the first quarter of 2001.

Note 8 — Recent Accounting Pronouncements

      In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is currently performing its evaluation of whether goodwill is impaired as of January 1, 2002, the effective date of the statement for the Company. Any transitional impairment loss that may result from the adoption of SFAS 142 will be recognized as a cumulative effect of a change in accounting principle in the Company’s statement of operations.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(unaudited)

      In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The following is a reconciliation of net loss, as reported, to net loss and earnings per share for the three months ended March 31, 2001, excluding goodwill amortization (in millions except per share amounts):

Three Months Ended
March 31, 2001

Net loss, as reported	$(23.7)
Goodwill amortization, net of tax	3.3

Net loss, excluding goodwill amortization	$(20.4)

Net loss per common share, excluding goodwill amortization:
Basic	$(0.51)

Diluted	$(0.51)

      In April 2002 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 provides that a loss on extinguishment of debt meet the requirements of APB 30 to be treated as an extraordinary item in the statement of operations. The Company has elected to early adopt the provisions of SFAS 145, related to the rescission of SFAS 4, in the second quarter of 2002. Accordingly, in connection with the retirement of bank term debt in April 2002 (see Note 9 – Subsequent Event), the Company has recognized a $3.3 million charge ($2.1 million, net of tax) for deferred financing costs in other expense, as it does not meet the requirements for classification as an extraordinary item in accordance with SFAS 145.

Note 9 — Subsequent Event

      On April 24, 2002, the Company issued $150.0 million of 8 1/8 percent 10-year senior subordinated notes pursuant to Rule 144A of the Securities Act of 1933 (the “Note Offering”). The Company used the net proceeds of the Note Offering, together with proceeds from the sale of accounts receivables through its receivables securitization facility and cash on hand, to retire bank term debt totaling $211.3 million. As a result of the refinancing, the Company recorded an $11.7 million charge in the second quarter, consisting of $7.6 million of fixed-swap unwind costs and $4.1 million of deferred financing and other costs associated with the term debt.

Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition

      This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Cautionary Factors Regarding Forward-Looking Statements” contained in the Company’s Form 10-K for the year ended December 31, 2001. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in the report might not occur.

      We report financial results on the basis of three reportable segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment engages in the supply, marketing, service and manufacture of scientific, clinical, educational and occupational health and safety products. Additionally, this segment provides contract manufacturing and pharmaceutical packaging services. The international distribution segment engages in the supply, marketing and service of primarily scientific research products. The laboratory workstations segment manufactures laboratory workstations, fume hoods and enclosures for technology and communication centers.

      On February 12, 2002, certain of our stockholders sold 7.4 million shares of common stock in an underwritten public offering. We did not receive any of the proceeds from this offering. Currently, Thomas H. Lee Partners and its affiliates and the members of an investment group from the Company’s recapitalization in 1998 own approximately 46% of our outstanding common stock.

      On April 24, 2002, we issued $150.0 million of 8 1/8 percent 10-year senior subordinated notes pursuant to Rule 144A of the Securities Act of 1933 (the “Note Offering”). We used the net proceeds of the Note Offering, together with proceeds from the sale of accounts receivables through our receivables securitization facility and cash on hand, to retire bank term debt totaling $211.3 million. As a result of the refinancing, we recorded an $11.7 million charge in the second quarter consisting of $7.6 million of fixed-swap unwind costs and $4.1 million of deferred financing and other costs associated with the term debt. Excluding these charges we expect to realize savings of approximately $3.0 million in 2002 interest expense.

Results of Operations

      The following table sets forth our sales and income (loss) from operations by reportable segment for the three months ended March 31, 2002 and 2001 (in millions):

			Income (Loss)
	Sales		from Operations

	2002	2001	2002	2001

Domestic distribution	$670.3	$573.5	$47.4	$39.9
International distribution	107.8	110.6	4.8	5.1
Laboratory workstations	42.6	41.8	1.7	1.5
Eliminations	(45.2)	(38.9)	(0.1)	—

Segment sub-total	775.5	687.0	53.8	46.5
Restructuring and other charges(a)	—	—	—	(51.6)
Nonrecurring charges(a)	—	—	—	(1.1)
Goodwill amortization	—	—	—	(3.8)

Total	$775.5	$687.0	$53.8	$(10.0)

(a)	The domestic distribution, international distribution and laboratory workstations segments accounted for $15.4 million, $2.6 million and $0.1 million, respectively, of the restructuring charge recorded in the first quarter of 2001. The domestic distribution segment also incurred a $1.1 million inventory write-off to cost of sales in the first quarter of 2001 related to the restructuring. In connection with the Company’s May 2001 stock offering process, the Company accelerated the vesting of common stock options that resulted in a primarily non-cash compensation charge of $33.5 million recorded in the first quarter of 2001.

  Sales

      Sales for the three months ended March 31, 2002 increased 12.9% to $775.5 million from $687.0 million for the comparable period in 2001. We are encouraged by solid sales growth in the research and healthcare markets of our domestic distribution segment which is driven by the consumable nature of our product portfolio in those markets, offset by slower growth in our laboratory workstations and international distribution segments. Excluding the impact of foreign exchange, we expect sales growth to range between 11.0% to 12.0% for 2002, reflecting growth in our base business and the impact of acquisitions completed in 2001.

      Sales in the domestic distribution segment increased 16.9% to $670.3 million for the three months ended March 31, 2002 from $573.5 million a year ago. We are forecasting domestic distribution sales growth to range between 13.0% to 14.0% for 2002, reflecting growth in our base business and the impact of acquisitions completed in 2001.

      Sales in the international distribution segment decreased 2.5% to $107.8 million for the three months ended March 31, 2002 from $110.6 million a year ago. Excluding the impact of foreign exchange, sales increased 1.1% for the current quarter reflecting the expected disruption associated with the fourth quarter 2001 restructuring plan. We expect international distribution growth to range between 3.5% to 4.0% for 2002, excluding the impact of foreign exchange.

      Sales in the laboratory workstations segment increased 1.9% to $42.6 million for the three months ended March 31, 2002 from $41.8 million a year ago. Although our backlog remains at near-record levels at $109.1 million, we are cautious regarding this segment’s forecasted revenue growth due to the economic uncertainty and possible slowdown in pharmaceutical capital spending. Full year sales growth in this segment is forecasted between 2.5% to 3.0% for 2002.

  Gross Profit

      Gross profit for the three months ended March 31, 2002 increased 17.6% to $205.1 million or 26.4% of sales from $174.4 million or 25.4% of sales for the comparable period in 2001. Gross profit was reduced by $1.1 million during the 2001 quarter for inventory write-offs related to our restructuring plan executed during that quarter. The full amount of the write-off was related to our domestic distribution segment. The increase in gross profit as a percentage of sales was attributable to our acquisitions completed in 2001, primarily Cole-Parmer. We expect gross profit as a percentage of sales to remain consistent with our first quarter level.

  Selling, General and Administrative Expense

      Selling, general and administrative expense for the three months ended March 31, 2002 increased 13.9% to $151.3 million or 19.5% of sales from $132.8 million or 19.3% of sales for the corresponding period in 2001. Excluding goodwill amortization of $3.8 million, selling, general and administrative expense for the three months ended March 31, 2001 was $129.0 million or 18.8% of sales. Domestic distribution, international distribution and laboratory workstations segments accounted for $1.6 million, $1.2 million and $1.0 million of goodwill amortization recorded in the period a year ago, respectively. The increase in selling, general and administrative expense as a percentage of sales was attributable to acquisitions completed in 2001, primarily Cole-Parmer, partially offset by improvements in our base business. We anticipate selling, general and administrative expense as a percentage of sales to show improvement over our first quarter levels due to higher sales volumes and the resulting fixed cost leverage.

  Restructuring and Other Charges

      During the first quarter of 2001, we recorded a restructuring charge of $18.1 million and a primarily non-cash compensation charge of $33.5 million in connection with our May 2001 stock offering process for the accelerated vesting of common stock options. Domestic distribution, international distribution and laboratory workstations segments account for $15.4 million, $2.6 million and $0.1 million of the restructuring charge recorded in the first quarter of 2001. We invested the net savings realized from this plan into improved systems and our workforce.

Income from Operations

      Income from operations for the three months ended March 31, 2002 increased to $53.8 million, or 6.9% of sales, from a loss of $10.0 million a year ago. Excluding restructuring and other nonrecurring charges of $52.7 million and goodwill amortization of $3.8 million, both as discussed above, income from operations was $46.5 million or 6.8% of sales in the 2001 quarter. The increase in income from operations as a percentage of sales was primarily attributable to our acquisitions completed in 2001, as well improvements in our base business.

      Income from operations in the domestic distribution segment increased 18.8% to $47.4 million, or 7.1% of segment sales for the three months ended March 31, 2002, from $39.9 million, or 7.0% of segment sales, a year ago. The increase in income from operations as a percentage of sales for the domestic distribution segment was attributable to acquisitions completed during 2001 as well as improvements in our base business. We expect income from operations as a percentage of segment sales to range between 7.7% to 7.9% for 2002.

      Approximately 60% of our product deliveries in the United States are through United Parcel Service (“UPS”). The collective bargaining agreement between UPS and its delivery employees expires on July 31, 2002. Although we have implemented plans to mitigate its possible effects, if UPS experiences a major work stoppage or slowdown, it would have a material adverse impact on our results of operations and cash flows. These effects have not been reflected in our forecasts.

      Income from operations in the international distribution segment decreased 5.9% to $4.8 million, or 4.5% of segment sales, for the three months ended March 31, 2002 from $5.1 million, or 4.6% of segment sales, a year ago. As expected, right-sizing in selected international locations and organizational realignment, focused on chemical and life science markets, had a temporary adverse impact on sales growth and a corresponding negative impact on operating margins. We expect income from operations as a percentage of segment sales to range between 4.6% to 4.9% for 2002.

      Income from operations in the laboratory workstations segment increased 13.3% to $1.7 million, or 4.0% of segment sales, for the three months ended March 31, 2002 from $1.5 million, or 3.6% of segment sales, a year ago. Operating income in the laboratory workstations segment increased primarily due improved manufacturing efficiencies. We expect income from operations as a percentage of segment sales to range between 5.3% to 5.6% for 2002, as we continue to focus on manufacturing efficiencies.

  Interest Expense

      Interest expense decreased $2.5 million to $23.9 million for the quarter ended March 31, 2002 from $26.4 million a year ago. The reduction in 2002 interest expense is primarily due to a decrease in the amount of receivables sold through our receivables securitization facility, which was used to finance acquisitions in the first quarter of 2001, primarily Fisher Clinical Services. As a result of the Note Offering and repayment of bank term debt in April 2002, we are forecasting interest expense of approximately $93 million to $94 million for 2002.

  Other (Income) Expense, net

      Other income for the three months ended March 31, 2002 was $0.1 million compared to $0.5 million of expense a year ago. The increase in other income is primarily a result of a reduction in equity losses.

      In connection with our Note Offering, we recorded a charge in other expense in the second quarter of 2002 of $11.7 million ($7.4 million, net of tax) consisting of $7.6 million of fixed-swap unwind costs and $4.1 million of deferred financing and other costs associated with the bank term debt.

  Income Tax Provision

      We recorded an income tax provision of $10.2 million for the three months ended March 31, 2002 compared with a $13.2 million income tax benefit for the corresponding period in 2001. The effective income tax rate for the three month period ended March 31, 2002 was 34% compared with 40% for the corresponding period in 2001 excluding restructuring and nonrecurring charges. Approximately three percentage points of the improvement in the tax rate are due to recently implemented tax planning strategies and the other three percentage points are due to the elimination of non-deductible goodwill amortization. We continue to evaluate tax planning strategies which, if implemented, could have a favorable impact on our 2002 effective tax rate.

Liquidity and Capital Resources

      During the three months ended March 31, 2002, cash generated from operating activities was $1.3 million compared with an $11.6 million use of cash for the same period in 2001. The increase in cash provided by operating activities is primarily due to an increase in net income and continued improvements in working capital management. We expect cash flow from operations to be $120.0 million to $130.0 million for 2002 reflecting an anticipated investment in working capital due to forecasted growth in our business along with additional cash outflow for the continued integration of Cole-Parmer and the completion of the restructuring plans implemented in 2001.

      During the three months ended March 31, 2002, we used $8.9 million of cash for investing activities compared with $165.5 million for the same period in 2001. The change in cash used for investing activities is attributable to a decrease in acquisition spending. We expect to invest between $55.0 million to $65.0 million in capital expenditures for 2002, reflecting continued facility consolidations and increased investments in our chemicals manufacturing and pharmaceutical services. We intend to continue pursuing acquisitions of complementary business that will enhance our growth and profitability. We currently have no commitments, understanding or arrangements relating to any additional acquisitions.

      During the three months ended March 31, 2002, financing activities used $3.6 million of cash compared with providing $157.9 million of cash for the same period in 2001. A year ago we sold $155.5 million of accounts receivable through our receivables securitization facility to finance acquisitions, primarily Fisher Clinical Services. On April 24, 2002, we issued $150.0 million of 8 1/8 percent 10-year senior subordinated notes. We used the net proceeds of the Note Offering, together with proceeds from the sale of accounts receivables through our receivables securitization facility and cash on hand, to retire bank term debt totaling $211.3 million.

      At March 31, 2002 we had $127.9 million of available borrowing capacity under our revolving credit facility, net of $47.1 million of letters of credit outstanding, primarily representing guarantees issued to local banks in support of borrowings by our foreign subsidiaries. The full amount of our receivables securitization facility was available at March 31, 2002.

      We expect that cash flows from operations together with cash and cash equivalents on hand and funds available under existing credit facilities will be sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next twelve months.

Recent Accounting Pronouncements

      In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we are currently performing our evaluation of whether goodwill is impaired as of January 1, 2002, the effective date of the statement for the Company. Any transitional impairment loss that may result from the adoption of SFAS 142 will be recognized as a cumulative effect of a change in accounting principle in our statement of operations. We have adopted all other provisions of this statement.

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 provides that a loss on extinguishment of debt meet the requirements of APB 30 to be treated as an extraordinary item in the statement of operations. We have elected to early adopt the provisions of SFAS 145, related to the rescission of SFAS 4, in the second quarter of 2002. Accordingly, in connection with our retirement of bank term debt in April 2002, we have recognized a $3.3 million charge ($2.1 million, net of tax) for deferred financing costs in other expense, as it does not meet the requirements for classification as an extraordinary item in accordance with SFAS 145.

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

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended
4.8	First Supplemental Indenture dated as of November 20, 1998 between Fisher and State Street Bank and Trust Company, as Trustee, relating to the 9% Senior Subordinated Notes due 2008

      (b) Reports on Form 8-K:

The Company filed a current report on Form 8-K/A, dated January 11, 2002, to amend Form 8-K filed by the Company November 13, 2001, to include financial statements and exhibits required by Item 7.

The Company filed a current report on Form 8-K, dated February 5, 2002, announcing the financial results for the quarter and year ended December 31, 2001.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER SCIENTIFIC INTERNATIONAL INC.

/s/ Kevin P. Clark

Kevin P. Clark
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2002