Form 10-Q
period 2002-06-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2002-08-14
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐

      The number of shares of Common Stock outstanding at July 31, 2002 was 54,558,275.

FISHER SCIENTIFIC INTERNATIONAL INC.

FORM 10-Q

For the Quarter Ended June 30, 2002

INDEX

		Page
		No.

Part I — FINANCIAL INFORMATION:
Item 1 —	Financial Statements:
	Introduction to the Financial Statements	2
	Statement of Operations — Three and Six Months Ended June 30, 2002 and 2001	3
	Balance Sheet — June 30, 2002 and December 31, 2001	4
	Statement of Cash Flows — Six Months Ended June 30, 2002 and 2001	5
	Statement of Changes in Stockholders’ Equity and Other Comprehensive Income — Six Months Ended June 30, 2002	6
	Notes to Financial Statements	7
Item 2 —	Management’s Discussion and Analysis of Results of Operations and Financial Condition	14
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	20
Part II — OTHER INFORMATION:
Item 4 —	Submission of Matters to a Vote of Security Holders	20
Item 6 —	Exhibits and Reports on Form 8-K	21
SIGNATURE		22
EXHIBIT INDEX

FISHER SCIENTIFIC INTERNATIONAL INC.

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

INTRODUCTION TO THE FINANCIAL STATEMENTS

      The financial statements included herein have been prepared by Fisher Scientific International Inc. (“Fisher” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 balance sheet is the balance sheet included in the audited financial statements as shown in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

      The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF OPERATIONS

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(unaudited)
Sales	$809.9	$708.8	$1,585.4	$1,395.8
Cost of sales	596.4	529.1	1,166.8	1,041.7
Selling, general and administrative expense	152.3	133.8	303.6	266.6
Restructuring and other charges (credits)	(1.5)	—	(1.5)	51.6

Income from operations	62.7	45.9	116.5	35.9
Interest expense	22.9	24.4	46.8	50.8
Other expense, net	11.9	1.2	11.8	1.7

Income (loss) before income taxes and cumulative effect of accounting change	27.9	20.3	57.9	(16.6)
Income tax provision (benefit)	7.8	8.1	18.0	(5.1)

Income (loss) before cumulative effect of accounting change	20.1	12.2	39.9	(11.5)
Cumulative effect of accounting change, net of tax	—	—	(46.1)	—

Net income (loss)	$20.1	$12.2	$(6.2)	$(11.5)

Basic income (loss) per common share before cumulative effect of accounting change	$0.37	$0.25	$0.73	$(0.26)
Cumulative effect of accounting change, net of tax	—	—	(0.85)	—

Basic net income (loss) per common share	$0.37	$0.25	$(0.12)	$(0.26)

Diluted income (loss) per common share before cumulative effect of accounting change	$0.35	$0.23	$0.69	$(0.26)
Cumulative effect of accounting change, net of tax	—	—	(0.80)	—

Diluted net income (loss) per common share	$0.35	$0.23	$(0.11)	$(0.26)

Weighted average common shares outstanding:
Basic	54.5	49.2	54.4	44.7

Diluted	57.9	52.8	57.8	44.7

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

BALANCE SHEET

(in millions, except share data)

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45.2	$75.1
Accounts receivable, net	378.1	332.0
Inventories	273.9	261.4
Other current assets	96.1	89.3

Total current assets	793.3	757.8
Property, plant and equipment	319.8	322.1
Goodwill	450.9	507.4
Other assets	255.7	251.9

Total assets	$1,819.7	$1,839.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$27.8	$75.7
Accounts payable	375.1	336.1
Accrued and other current liabilities	211.0	225.9

Total current liabilities	613.9	637.7
Long-term debt	929.7	956.1
Other liabilities	211.8	222.1

Total liabilities	1,755.4	1,815.9

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 54,582,801 and 54,194,484 shares issued; and 54,546,195 and 54,157,878 shares outstanding at June 30, 2002 and December 31, 2001, respectively)	0.5	0.5
Capital in excess of par value	674.8	661.1
Accumulated deficit	(561.7)	(555.5)
Accumulated other comprehensive loss	(48.3)	(81.8)
Treasury stock, at cost (36,606 shares at June 30, 2002 and December 31, 2001)	(1.0)	(1.0)

Total stockholders’ equity	64.3	23.3

Total liabilities and stockholders’ equity	$1,819.7	$1,839.2

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net loss	$(6.2)	$(11.5)
Adjustments to reconcile net loss to cash provided by operating activities:
Restructuring and other charges (credits), net of cash expended	(1.5)	46.7
Depreciation and amortization	37.6	39.0
Loss on sale of property, plant and equipment	1.0	0.1
Deferred income taxes	(20.5)	(11.2)
Equity in loss of unconsolidated affiliates	0.7	4.8
Cumulative effect of accounting change	63.8	—
Other noncash expenses	11.3	—
Changes in working capital, net of effects of acquisitions:
Accounts receivables, net	(40.2)	(15.4)
Inventories	(7.3)	(17.3)
Accounts payable	36.4	(3.3)
Other working capital changes	(13.8)	(1.0)
Other assets and liabilities	4.3	(6.4)

Cash provided by operating activities	65.6	24.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(148.1)
Capital expenditures	(15.9)	(14.0)
Proceeds from sale of property, plant and equipment	0.1	0.1
Other investing activity	(0.6)	(9.2)

Cash used in investing activities	(16.4)	(171.2)

Cash flows from financing activities:
Proceeds from stock options exercised	5.4	0.5
Long-term debt proceeds	150.0	—
Proceeds from sale of common stock	—	289.9
Acquisition of treasury stock	—	(0.5)
Payments of long-term debt	(219.9)	(12.5)
Changes in short-term debt, net	(8.0)	5.1
Debt refinancing costs	(9.8)	—

Cash provided by (used in) financing activities	(82.3)	282.5

Effect of exchange rate changes on cash	3.2	(1.4)
Net change in cash and cash equivalents	(29.9)	134.4
Cash and cash equivalents — beginning of period	75.1	66.0

Cash and cash equivalents — end of period	$45.2	$200.4

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME

(in millions)

						Accumulated
				Shares		Other
		Capital in	Shares	To Be		Comprehensive	Treasury		Other
	Common	Excess of	Deposited	Distributed	Accumulated	Income	Stock,		Comprehensive
	Stock	Par Value	In Trust	From Trust	Deficit	(Loss)	at Cost	Total	Income

	(unaudited)
Balance at January 1, 2002	$0.5	$661.1	$(50.6)	$50.6	$(555.5)	$(81.8)	$(1.0)	$23.3
Net loss	—	—	—	—	(6.2)	—	—	(6.2)	$(6.2)
Foreign currency translation adjustment	—	—	—	—	—	28.3	—	28.3	28.3
Unrealized investment losses	—	—	—	—	—	(0.7)	—	(0.7)	(0.7)
Unrealized gain on cash flow hedges	—	—	—	—	—	0.6	—	0.6	0.6
Realization of losses on cash flow hedges	—	—	—	—	—	5.3	—	5.3	5.3

Subtotal — other comprehensive income	—	—	—	—	—	—	—	—	$27.3

Proceeds from stock options	—	5.4	—	—	—	—	—	5.4
Tax benefit from stock options	—	8.3	—	—	—	—	—	8.3
Trust activity	—	—	9.7	(9.7)	—	—	—	—

Balance at June 30, 2002	$0.5	$674.8	$(40.9)	$40.9	$(561.7)	$(48.3)	$(1.0)	$64.3

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1 — Formation and Background

      Fisher Scientific International Inc. (“Fisher” or the “Company”) was incorporated in September 1991. The Company’s operations are conducted throughout North and South America, Europe, the Far East, the Middle East and Africa directly or through one or more subsidiaries, joint ventures, agents or dealers. The Company reports financial results on the basis of three reportable segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment engages in the supply, marketing, service and manufacture of scientific, clinical, educational, and occupational health and safety products. Additionally, this segment provides contract manufacturing and pharmaceutical packaging services for phase III and IV clinical trials. The international distribution segment engages in the supply, marketing and service of primarily scientific research products. The laboratory workstations segment manufactures laboratory workstations and fume hoods for the scientific research market and enclosures for technology and communication centers.

      In February 2002, certain of the Company’s stockholders sold 7.4 million shares of common stock in an underwritten public offering. The Company did not receive any of the proceeds from this offering. Currently, certain affiliates of Thomas H. Lee Partners and the other institutional investors involved in the Company’s recapitalization in 1998 together with management of the Company own approximately 50% of the Company’s outstanding common stock.

      Certain prior year amounts have been reclassified to conform to their current presentation.

Note 2 — Change in Accounting Principle

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

      SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminated the pooling-of-interests method for business combinations. SFAS 141 also specifies the types of acquired intangible assets that are required to be included in goodwill. Under the provisions of SFAS 141, goodwill and intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after June 30, 2001, were not amortized. Goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, continued to be amortized through December 31, 2001.

      SFAS 142 requires the use of a nonamortization approach to account for goodwill and indefinite-lived intangible assets. Under the nonamortization approach, goodwill and indefinite-lived intangible assets will not be amortized but instead will be reviewed for impairment and written down with a resulting charge to operations in the period in which the recorded value of goodwill and indefinite-lived intangible assets is more than its fair value. The adoption of SFAS 142 required the Company to reassess the useful lives and residual values of all intangible assets and make any necessary amortization adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of our intangible assets. Additionally, SFAS 142 requires the Company to perform an evaluation of whether goodwill and indefinite-lived intangible assets are impaired as of January 1, 2002, the effective date of the statement for the Company. The Company has determined that no impairment exists for its indefinite-lived intangible assets.

      SFAS 142 provided a six-month transitional period from the effective date of adoption to perform an initial assessment of whether an indication of goodwill impairment exists. This initial assessment compares the fair value of the reporting unit to its carrying value, including goodwill. Fair value was determined using a combination of discounted cash flow and multiple of earnings valuation techniques. To the extent that the fair value was less than the carrying value, the Company was required to perform a second test to measure the amount of the goodwill impairment, if any.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      During the second quarter of 2002, the Company completed its transitional assessment in accordance with these tests to determine if goodwill was impaired as of January 1, 2002. As a result, the Company recorded a non-cash charge of $63.8 million ($46.1 million, net of tax) in the Company’s statement of operations for the six months ended June 30, 2002, reflecting the cumulative effect of the accounting change to adjust goodwill to fair-value. The international distribution segment and laboratory workstations segment accounted for $19.7 million and $44.1 million of the charge, respectively.

      The impairment charge in the international distribution segment related to certain of our smaller market distribution businesses where current operating performance is lower than the original forecast. Our laboratory workstations segment is sensitive to changes in capital spending and several of the markets the laboratory workstations segment sells to, including the technology industry, experienced a significant economic slowdown causing a reduction in spending in those markets. As a result, sales growth was significantly less than originally forecasted, resulting in decreased profitability due to decreased volume and ensuing pricing pressures.

      SFAS 142 also requires that goodwill be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual test for indications of goodwill impairment as of October 31 of each year. Future impairments of goodwill, if any, will be recorded to operating income in the Company’s statement of operations.

      In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The following is a reconciliation of net income (loss), as reported, to net income (loss) and net income (loss) per share for the three and six months ended June 30, 2001, excluding goodwill amortization (in millions, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2001

Net income (loss), as reported	$12.2	$(11.5)
Goodwill amortization, net of tax	3.7	7.0

Net income (loss), excluding goodwill amortization	$15.9	$(4.5)

Net income (loss) per common share, excluding goodwill amortization
Basic	$0.32	$(0.10)

Diluted	$0.30	$(0.10)

Note 3 — Senior Subordinated Notes

      In April 2002, the Company issued and sold $150.0 million of 8 1/8 percent 10-year senior subordinated notes (the “Note Offering”). The Company used the net proceeds of the Note Offering, together with proceeds from the sale of accounts receivables through its receivables securitization facility and cash on hand, to repay bank term debt totaling $211.3 million. As a result of the refinancing, the Company recorded an $11.2 million charge in the second quarter, consisting of $7.1 million of fixed-swap unwind costs and $4.1 million of deferred financing and other costs associated with the term debt.

Note 4 — Acquisitions

      In November 2001, the Company acquired Cole-Parmer Instrument Company and its affiliated companies (“Cole-Parmer”) for $208.5 million in cash. Cole-Parmer is a leading worldwide manufacturer

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and distributor of specialty technical instruments, equipment and supplies. The results of Cole-Parmer have been included in the domestic distribution segment from the date of acquisition.

      The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition had occurred at the beginning of 2001 (in millions, except per share amounts). The unaudited pro forma amounts include a financing charge to reflect estimated borrowing costs that would have been incurred had the acquisition occurred at the beginning of 2001. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company’s results of operations that would actually have been achieved had the acquisition been completed for the period presented, or that may be achieved in the future.

	Three Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2001

Sales	$751.3	$1,484.8
Net income (loss)	$13.5	$(10.1)
Net income (loss) per common share:
Basic	$0.27	$(0.23)
Diluted	$0.26	$(0.23)

Note 5 — Inventories

      The following is a summary of inventories by major category (in millions):

	June 30,	December 31,
	2002	2001

Raw materials	$43.0	$33.6
Work in process	9.6	11.0
Finished products	221.3	216.8

Total	$273.9	$261.4

Note 6 — Goodwill and Intangible Assets

      The following is a reconciliation of changes in the carrying amount of goodwill by segment for the six months ended June 30, 2002 (in millions):

	Domestic	International	Laboratory
	Distribution	Distribution	Workstations	Total

Balance as of December 31, 2001	$299.3	$111.0	$97.1	$507.4
Cumulative effect of accounting change	—	(19.7)	(44.1)	(63.8)
Purchase price allocation adjustment	(7.0)	—	—	(7.0)
Effect of foreign currency change	4.9	9.4	—	14.3

Balance as of June 30, 2002	$297.2	$100.7	$53.0	$450.9

      In accordance with SFAS 142 the Company completed its evaluation of whether goodwill was impaired as of January 1, 2002, and recorded a non-cash charge for the cumulative effect of the accounting change (see “Note 2 — Change in Accounting Principal”).

      In April 2002, the Company acquired an additional interest in Medical Analysis Systems, Inc. (“MAS”), bringing the Company’s ownership interest in MAS to 91%. MAS is a manufacturer of controls and reagents for the clinical laboratory market. The Company has included the results of MAS in the Company’s

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

consolidated financial statements since obtaining a controlling interest in MAS in June 2001. As a result of the Company’s ownership in MAS exceeding 80%, MAS qualifies for inclusion in the consolidated tax group of Fisher. As a result, the Company has recorded an adjustment to the purchase price allocation for MAS reflecting a reduction in the acquired deferred tax asset valuation allowance and an offsetting decrease to goodwill.

      The following is a summary of intangible assets that are subject to amortization (in millions):

	June 30,	December 31,
	2002	2001

Customer lists (net of accumulated amortization of $5.2 million and $4.4 million at June 30, 2002 and December 31, 2001, respectively)	$14.7	$15.1
Non-compete agreements (net of accumulated amortization of $13.4 million and $11.6 million at June 30, 2002 and December 31, 2001, respectively)	7.6	9.5
Patents and tradenames (net of accumulated amortization of $6.2 million and $5.5 million at June 30, 2002 and December 31, 2001, respectively)	7.3	7.3
Other amortizable intangible assets (net of accumulated amortization of $7.4 million and $7.0 million at June 30, 2002 and December 31, 2001, respectively)	12.9	13.6

Amortizable intangible assets, net of accumulated amortization	$42.5	$45.5

      For the three and six months ended June 30, 2002, the Company recorded amortization expense of $2.2 million and $4.3 million, respectively. For the three and six months ended June 30, 2001, the Company recorded amortization expense of $1.5 million and $2.6 million, respectively.

      The estimated amortization expense for each of the five succeeding years is as follows:

For the year ended December 31,

2002(a)	$3.7
2003	$6.1
2004	$5.6
2005	$2.8
2006	$2.4
2007	$2.1
thereafter	$19.8

(a)	Amount represents estimated amortization expense for the six months ended December 31, 2002.

      At June 30, 2002 and December 31, 2001, the Company had indefinite-lived intangible assets of $61.5 million which primarily consists of tradenames.

Note 7 — Accounts Payable

      The Company maintains a zero balance cash management system for its accounts payable. Accordingly, included in accounts payable at June 30, 2002, and December 31, 2001, are approximately $99.0 million and $95.0 million of outstanding checks, respectively.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8 — Other Comprehensive Income (Loss)

      The following is a summary of other comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 (in millions). Other comprehensive income (loss) components included in stockholders’ equity include any changes in equity during a period that are not the result of transactions with the Company’s stockholders.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$20.1	$12.2	$(6.2)	$(11.5)
Foreign currency translation adjustment	33.7	(5.1)	28.3	(21.3)
Unrealized investment gains (losses)	(0.1)	0.5	(0.7)	(2.8)
Unrealized gain on cash flow hedges	—	1.2	0.6	0.3
Realization of losses on cash flow hedges	5.3	—	5.3	—

Other comprehensive income (loss)	$59.0	$8.8	$27.3	$(35.3)

Note 9 — Earnings Per Share

      The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001 (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Weighted average shares of common stock outstanding used in the computation of basic earnings per share	54.5	49.2	54.4	44.7
Common stock equivalents(a)	3.4	3.6	3.4	—

Shares used in the computation of diluted earnings per share	57.9	52.8	57.8	44.7

(a)	The amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2002 was 1.1 million, and 1.3 million, respectively and for the three and six months ended June 30, 2001 was 1.2 million and 4.1 million, respectively.

Note 10 — Restructuring and Other Charges

      During 2001, the Company implemented two restructuring plans focused on integration of the Company’s international operations and recent acquisitions and streamlining aimed at improving domestic operations (the “2001 Plan”). As a result of these actions, the Company recorded restructuring charges totaling $27.0 million consisting of $18.1 million recorded in the first quarter of 2001 and $8.9 million recorded in the fourth quarter of 2001. During the second quarter of 2002, the Company recorded a net restructuring credit of $1.5 million for the reversal for certain costs accrued in the 2001 Plan. The restructuring credit is primarily related to a reduction in estimated severance costs of approximately $1.6 million due to certain employees electing to voluntarily separate from the company as well as outplacement costs that were less than anticipated. Additionally, the Company recorded an additional $0.1 million related to certain exit costs that could not be

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

estimated at the time the plan was announced and recorded. The following table summarizes the recorded accruals and activity related to the 2001 Plan for the six months ended June 30, 2002 (in millions):

	Employee	Other
	Separations	Exit Costs	Total

Balance as of December 31, 2001	$7.4	$6.0	$13.4
Cash payments	(3.1)	(1.9)	(5.0)
Restructuring charge (credit)	(1.6)	0.1	(1.5)

Balance as of June 30, 2002	$2.7	$4.2	$6.9

Note 11 — Segment Information

      The Company reports financial results on the basis of three reportable segments: domestic distribution, international distribution and laboratory workstations. The Company’s distribution and related manufacturing and service operations are principally managed on a geographic basis and are reported as the domestic distribution and international distribution segments. The Company’s workstation manufacturing operations, which generally does not sell through the distribution operations, is reported separately as the laboratory workstations segment. The domestic distribution segment engages in the supply, marketing, service and manufacture of scientific, clinical, educational, and occupational health and safety products. Additionally, this segment provides contract manufacturing and pharmaceutical packaging services for phase III and IV clinical trials. The international distribution segment engages in the supply, marketing and services of primarily scientific research products. The laboratory workstations segment manufactures laboratory workstations and fume hoods for the scientific research market and enclosures for technology and communication centers.

      The Company evaluates the performance of its operations based upon operating income. Income from operations is revenue less related costs and direct and allocated expenses. Interest expense, other income and expense and income taxes are not evaluated on a segment basis. In addition, special charges are not allocated to the segments. The accounting policies of the segments are the same as described in the summary of significant accounting policies. Intercompany sales and transfers between segments were not material for the three and six months ended June 30, 2002 and 2001.

      Selected reportable segment financial information for the three and six months ended June 30, 2002 and 2001 is shown below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Sales:
Domestic distribution	$699.9	$602.4	$1,370.2	$1,175.9
International distribution	106.5	103.8	214.3	214.4
Laboratory workstations	47.3	44.7	89.9	86.5
Eliminations	(43.8)	(42.1)	(89.0)	(81.0)

Total	$809.9	$708.8	$1,585.4	$1,395.8

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Income from operations:
Domestic distribution	$53.7	$45.4	$101.1	$85.3
International distribution	5.0	3.4	9.8	8.5
Laboratory workstations	2.8	1.9	4.5	3.4
Eliminations	(0.3)	(0.4)	(0.4)	(0.4)

Segment sub-total	61.2	50.3	115.0	96.8
Restructuring and other charges(a)	(1.5)	—	(1.5)	51.6
Nonrecurring charges(a)	—	—	—	1.1
Goodwill amortization	—	4.4	—	8.2

Total	$62.7	$45.9	$116.5	$35.9

(a)	The domestic distribution, international distribution and laboratory workstations segments accounted for $15.4 million, $2.6 million and $0.1 million, respectively, of the restructuring charge taken in the first quarter of 2001. The domestic distribution segment incurred a $1.1 million inventory write-off to cost of sales in the first quarter related to the restructuring. In connection with the Company’s May 2001 stock offering process, the Company accelerated the vesting of common stock options that resulted in a primarily non-cash compensation charge of $33.5 million, which was recorded in the first quarter of 2001.

Note 12 — Recent Accounting Pronouncements

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting For Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. The Company does not anticipate the adoption of SFAS 143 as of January 1, 2003 will have a material effect on its financial position or results of operations.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS 145”). SFAS 145 provides that a loss on extinguishment of debt meet the requirements of APB 30 to be treated as an extraordinary item in the statement of operations. The Company has elected to early adopt the provisions of SFAS 145, related to the rescission of SFAS 4. In connection with the retirement of bank term debt in April 2002 (see Note 3 — Senior Subordinated Notes), the Company recognized a $3.3 million charge ($2.1 million, net of tax) for deferred financing costs in other expense, as it does not meet the requirements for classification as an extraordinary item in accordance with SFAS 145. Accordingly, the provisions of this statement have been adopted as of April 1, 2002 and will be applied prospectively.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of a liability for costs associated with an exit plan or disposal activity when incurred and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, which allowed recognition at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that may be initiated by the Company after December 31, 2002. The Company does not anticipate the adoption of SFAS 146 will have a material effect on its financial position or results of operations.

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

      We report financial results on the basis of three reportable segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment engages in the supply, marketing, service and manufacture of scientific, clinical, educational and occupational health and safety products. Additionally, this segment provides contract manufacturing and pharmaceutical packaging services for phase III and IV clinical trials. The international distribution segment engages in the supply, marketing and service of primarily scientific research products. The laboratory workstations segment manufactures laboratory workstations, fume hoods for the scientific research market and enclosures for technology and communication centers.

      In February 2002, certain of our stockholders sold 7.4 million shares of common stock in an underwritten public offering. We did not receive any of the proceeds from this offering. Currently, certain affiliates of Thomas H. Lee Partners and the other institutional investors involved in the Company’s recapitalization in 1998 together with management of the Company own approximately 50% of the Company’s outstanding common stock.

      In April 2002, we issued and sold $150.0 million of 8 1/8 percent 10-year senior subordinated notes pursuant to Rule 144A of the Securities Act of 1933 (the “Note Offering”). We used the net proceeds of the Note Offering, together with proceeds from the sale of accounts receivables through our receivables securitization facility and cash on hand, to repay bank term debt totaling $211.3 million. As a result of the refinancing, we recorded an $11.2 million charge in the second quarter consisting of $7.1 million of fixed-swap unwind costs and $4.1 million of deferred financing and other costs associated with the term debt. Excluding these charges we expect to realize savings of approximately $3.0 million in 2002 interest expense.

      Approximately 60% of our product deliveries in the United States are through United Parcel Service (“UPS”). The collective bargaining agreement between UPS and its delivery employees was scheduled to expire on July 31, 2002. On July 16, 2002, UPS announced that it had reached an agreement on a new six-year contract to replace the agreement that expired July 31, 2002. The contract will be presented to the union-represented workers of UPS for ratification, which is expected. If UPS experiences a major work stoppage or slowdown, it would have a material adverse impact on our results of operations and cash flows. Although we have implemented plans to mitigate its possible effects, those effects have not been reflected in our forecasts.

      On July 31, 2002, we acquired a Netherlands-based distributor operating under the names of Retsch and Emergo, further enhancing our position in northern Europe and strengthening our European management team. Retsch and Emergo are distributors of instruments, equipment and supplies to the scientific research and industrial markets with annual revenues of approximately $14 million. The net purchase price of approximately $8.0 million was funded using cash on hand.

Results of Operations

      The following table sets forth our sales and income from operations by reportable segment for the three and six months ended June 30, 2002 and 2001 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Sales:
Domestic distribution	$699.9	$602.4	$1,370.2	$1,175.9
International distribution	106.5	103.8	214.3	214.4
Laboratory workstations	47.3	44.7	89.9	86.5
Eliminations	(43.8)	(42.1)	(89.0)	(81.0)

Total	$809.9	$708.8	$1,585.4	$1,395.8

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Income from operations:
Domestic distribution	$53.7	$45.4	$101.1	$85.3
International distribution	5.0	3.4	9.8	8.5
Laboratory workstations	2.8	1.9	4.5	3.4
Eliminations	(0.3)	(0.4)	(0.4)	(0.4)

Segment sub-total	61.2	50.3	115.0	96.8
Restructuring and other charges	(1.5)	—	(1.5)	51.6
Nonrecurring charges	—	—	—	1.1
Goodwill amortization	—	4.4	—	8.2

Total	$62.7	$45.9	$116.5	$35.9

     Sales

      Sales for the three and six months ended June 30, 2002 increased 14.3% and 13.6% to $809.9 million and $1,585.4 million, respectively, from $708.8 million and $1,395.8 million for the comparable periods in 2001. For the three months ended June 30, 2002 sales grew approximately 6% to 7% excluding the effect of acquisitions completed in 2001. For the six months ended June 30, 2002 sales grew approximately 4% to 5% excluding the effect of acquisitions completed in 2001. Excluding the impact of foreign exchange, we continue to expect full year sales growth to range between 11.0% and 12.0% for 2002, reflecting growth in our base business and the impact of acquisitions completed in 2001.

      Sales in the domestic distribution segment increased 16.2% and 16.5% to $699.9 million and $1,370.2 million for the three and six months ended June 30, 2002, respectively. The sales growth in our domestic distribution segment is primarily attributable to the impact of the Cole-Parmer acquisition completed in 2001. We realized organic sales growth of approximately 5% to 6% for the six months ended June 30, 2002. We are forecasting full year domestic distribution sales growth to range between 13.0% and 14.0% for 2002, reflecting growth in our base business and the impact of acquisitions completed in 2001.

      Sales in the international distribution segment increased 2.6% and remained flat to $106.5 million and $214.3 million for the three and six months ended June 30, 2002, respectively. Excluding the effect of foreign exchange, sales for the three months ended June 30, 2002 remained flat versus the same period a year ago. Excluding the effect of foreign exchange, sales for the six months ended June 30, 2002 grew less than one percent to $215.7 million. These sales growth rates reflect the expected disruption associated with our 2001 restructuring plan. We are forecasting the full year international distribution segment sales growth rate to range between 4.0% and 4.5% for 2002, excluding the effect of foreign exchange. The increase in growth rates reflects the acquisition of Retsch and Emergo offset in part by the year-to-date sales growth trends of this segment.

      Sales in the laboratory workstations segment increased 5.8% and 3.9% to $47.3 million and $89.9 million for the three and six months ended June 30, 2002, respectively. Backlog has remained stable at $110.0 million. However, the current economic uncertainty and the potential impact on capital spending has led us to keep our outlook for full-year sales growth between 2.5% and 3.0% for 2002.

     Gross Profit

      Gross profit for the three and six months ended June 30, 2002 increased 18.8% and 18.2% to $213.5 million or 26.4% of sales and $418.6 million or 26.4% of sales, respectively, from $179.7 million or 25.4% of sales and $354.1 million or 25.4% of sales for the comparable periods in 2001. The increase in gross profit as a percentage of sales was attributable to our acquisitions completed in 2001. We expect gross profit as a percentage of sales to remain consistent with our second quarter level.

     Selling, General and Administrative Expense

      Selling, general and administrative expense increased 13.8% and 13.9% to $152.3 million or 18.8% of sales and $303.6 million or 19.2% of sales for the three and six months ended June 30, 2002, respectively, from $133.8 million or 18.9% of sales and $266.6 million or 19.1% of sales for the corresponding periods in 2001. Excluding goodwill amortization of $4.4 million, selling, general and administrative expense for the three months ended June 30, 2001 was $129.4 million or 18.3% of sales. Excluding goodwill amortization of $8.2 million, selling, general and administrative expense for the six months ended June 30, 2001 was $258.4 million or 18.5% of sales. The increase in selling, general and administrative expense as a percentage of sales was attributable to acquisitions completed in 2001, primarily Cole-Parmer, partially offset by improvements in our base business as a result of both fixed-cost leverage and savings from our 2001 restructuring plan. We anticipate selling, general and administrative expense as a percentage of sales to remain consistent with second quarter levels for the full year.

     Restructuring and Other Charges (Credits)

      We recorded a net restructuring credit of $1.5 million in the current quarter related to our 2001 restructuring plans. The restructuring credit is primarily related to a reduction in estimated severance costs of approximately $1.6 million due to certain employees electing to voluntarily separate from the Company as well as outplacement costs being less than anticipated. Additionally, we recorded an additional $0.1 million related to certain exit costs that could not be estimated at the time the plan was announced and recorded.

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

Income from Operations

      Income from operations increased to $62.7 million or 7.7% of sales and $116.5 million or 7.4% of sales for the three and six months ended June 30, 2002, respectively, from $45.9 million or 6.5% of sales and $35.9 million or 2.6% of sales for the comparable periods in 2001. Excluding the restructuring credit of $1.5 million, as discussed above, for the three and six months ended June 30, 2002 income from operations was $61.2 million or 7.6% of sales and $115.0 million or 7.3% of sales, respectively. Excluding restructuring and other nonrecurring charges of $52.7 million and goodwill amortization of $4.4 million and $8.2 million, both as discussed above, income from operations was $50.3 million or 7.1% of sales and $96.8 million or 6.9% of sales for the three and six months ended June 30, 2001, respectively. The increase in income from operations as a percentage of sales for the three months ended June 30, 2002 was attributable to improvements in our base business and our acquisitions completed in 2001. The increase in income from operations as a percentage of sales for the six months ended June 30, 2002 was primarily attributable to the acquisition of Cole-Parmer. We expect the trend of operating margin improvement to continue for the remainder of the year.

      Income from operations in the domestic distribution segment increased to $53.7 million or 7.7% of sales and $101.1 million or 7.4% of sales for the three and six months ended June 30, 2002, respectively, from $45.4 million or 7.5% of sales and $85.3 million or 7.3% of sales for the comparable periods a year ago. The increase in income from operations as a percentage of sales for the domestic distribution segment was attributable to acquisitions completed during 2001 as well as improvements in our base business. We expect income from operations as a percentage of segment sales to range between 7.7% and 7.9% for 2002.

      Income from operations in the international distribution segment increased to $5.0 million or 4.7% of sales and $9.8 million or 4.6% of sales for the three and six months ended June 30, 2002, respectively, from $3.4 million or 3.3% of sales and $8.5 million or 4.0% of sales for the comparable periods a year ago. The improvement in income from operations as a percentage of sales is attributable to our strategy to drive higher-margin sales in our international distribution segment. We expect income from operations as a percentage of segment sales to range between 4.6% to 4.9% for 2002.

      Income from operations in the laboratory workstations segment increased to $2.8 million or 5.9% of sales and $4.5 million or 5.0% of sales for the three and six months ended June 30, 2002, respectively, from $1.9 million or 4.3% of sales and $3.4 million or 3.9% of sales for the comparable periods a year ago. Operating income in the laboratory workstations segment increased primarily from an improvement in product mix and manufacturing efficiencies. We expect income from operations as a percentage of segment sales to range between 5.3% to 5.6% for 2002, as we continue to focus on manufacturing efficiencies.

     Interest Expense

      Interest expense decreased $1.5 million and $4.0 million to $22.9 million and $46.8 million for the three and six months ended June 30, 2002, respectively. The decrease in interest expense for the three months ended June 30, 2002 was primarily due to a reduction in the average outstanding debt balance, partially offset by an increase in the weighted average interest rate. For the six months ended June 30, 2002, the decrease in interest expense was primarily due to a reduction in the average debt balance outstanding, in addition to a slight decrease in the weighted average interest rate. As a result of the Note Offering and repayment of bank term debt in April 2002, we are forecasting interest expense of approximately $93 million for 2002.

     Other (Income) Expense, net

      Other expense for the three and six months ended June 30, 2002 was $11.9 million and $11.8 million compared to $1.2 million and $1.7 million of expense for the comparable periods a year ago. In connection with our Note Offering, we recorded a charge in other expense in the second quarter of 2002 of $11.2 million ($7.1 million, net of tax) consisting of $7.1 million of fixed-swap unwind costs and $4.1 million of deferred financing and other costs associated with the retirement of bank term debt resulting in the increase in other expense for the periods.

     Income Tax Provision

      We recorded an income tax provision of $7.8 million and $18.0 million for the three and six months ended June 30, 2002 compared with a $8.1 million income tax provision and $5.1 million income tax benefit for the corresponding periods in 2001. The effective income tax rate for the six month period ended June 30, 2002 was 32% compared with 40% for the corresponding period in 2001 excluding restructuring and nonrecurring charges. Approximately five percentage points of the improvement in the tax rate are due to recently implemented tax planning strategies and the other three percentage points are due to the elimination of non-deductible goodwill amortization.

     Cumulative Effect of Accounting Change

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

      SFAS 142 requires the use of a nonamortization approach to account for goodwill and indefinite-lived intangible assets. Under the nonamortization approach, goodwill and indefinite-lived intangible assets will not be amortized but instead will be reviewed for impairment and written down with a resulting charge to operations in the period in which the recorded value of goodwill and indefinite-lived intangible assets is more than its fair value. The adoption of SFAS 142 required us to reassess the useful lives and residual values of all intangible assets and make any necessary amortization adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of our intangible assets. Additionally, SFAS 142 requires us to perform an evaluation of whether goodwill and indefinite-lived intangible assets are impaired as of January 1, 2002, the effective date of the statement for us. We have determined that no impairment exists for our indefinite-lived intangible assets.

      SFAS 142 provided a six-month transitional period from the effective date of adoption to perform our initial assessment of whether an indication of goodwill impairment exists. This initial assessment compares the fair value of the reporting unit to its carrying value, including goodwill. Fair value was determined using a combination of discounted cash flow and multiple of earnings valuation techniques. To the extent that the fair value is less than the carrying value, we are required to perform a second test to measure the amount of the goodwill impairment, if any.

      During the second quarter of 2002, we completed our transitional assessment in accordance with these tests to determine if goodwill was impaired as of January 1, 2002. As a result, we recorded a non-cash charge of $63.8 million ($46.1 million, net of tax) in our statement of operations reflecting the cumulative effect of the accounting change to adjust goodwill to its current fair-value. The international distribution segment and laboratory workstations segment accounted for $19.7 million and $44.1 million of the charge, respectively.

      The impairment charge in international distribution segment related to certain of our smaller market distribution businesses where current operating performance is lower than the original forecast. Our laboratory workstations segment is sensitive to changes in capital spending and several of the markets the laboratory workstations segment sells to, including the technology industry, experienced a significant economic slowdown causing a reduction in spending in those markets. As a result, sales growth was significantly less than originally forecasted, resulting in decreased profitability due to the decreased volume and ensuing pricing pressure.

      SFAS 142 also requires that goodwill be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year. Future impairments of goodwill, if any, will be recorded to operating income in our statement of operations.

Liquidity and Capital Resources

      For the six months ended June 30, 2002 we generated cash from operating activities of $65.6 million compared with $24.5 million for the same period in 2001. The increase in cash provided by operating activities is primarily due to an increase in earnings and continued improvements in working capital management. We expect cash flow from operations to be $120.0 million to $130.0 million for 2002.

      During the six months ended June 30, 2002, we used $16.4 million of cash for investing activities compared with $171.2 million for the same period in 2001. The change in cash used for investing activities is attributable to a decrease in acquisition spending. We expect to invest between $55.0 million and $65.0 million in capital expenditures for 2002, reflecting continued facility consolidations and increased investments in our chemicals manufacturing and pharmaceutical services capacity. We intend to continue pursuing acquisitions of complementary business that will enhance our growth and profitability. As discussed above, we recently completed the acquisition of a Netherlands-based distributor operating under the names of Retsch and Emergo for a purchase price of approximately $8.0 million.

      During the six months ended June 30, 2002, financing activities used $82.3 million of cash compared with providing $282.5 million of cash for the same period in 2001. A year ago we completed a public offering of our common stock, generating proceeds of $289.9 million that was used to fund acquisitions. In April 2002, we issued $150.0 million of 8 1/8 percent 10-year senior subordinated notes. We used the net proceeds of the Note Offering, together with proceeds from the sale of accounts receivables through our receivables securitization facility and cash on hand, to retire bank term debt totaling $211.3 million. In connection with the retirement of the bank debt, we terminated swap agreements totaling $7.1 million.

      At June 30, 2002 we had $133.2 million of available borrowing capacity under our revolving credit facility, net of $41.8 million of letters of credit outstanding, primarily representing guarantees issued to local banks in support of borrowings by our foreign subsidiaries. The full amount of our receivables securitization facility was available at June 30, 2002. On a regular basis we sell accounts receivable through our receivables securitization facility to fund working capital requirements.

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

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS 145”). SFAS 145 provides that a loss on extinguishment of debt meet the requirements of APB 30 to be treated as an extraordinary item in the statement of operations. We have elected to early adopt the provisions of SFAS 145, related to the rescission of SFAS 4. In connection with the retirement of bank term debt in April 2002 (see Note — Senior Subordinated Notes), we recognized a $3.3 million charge ($2.1 million, net of tax) for deferred financing costs in other expense, as it does not meet the requirements for classification as an extraordinary item in accordance with SFAS 145. Accordingly, the provisions of this statement have been adopted as of April 1, 2002 and will be applied prospectively.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of a liability for costs associated with an exit plan or disposal activity when incurred and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, which allowed recognition at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that may be initiated by the Company after December 31, 2002. We do not anticipate the adoption of SFAS 146 will have a material effect on our financial position or results of operations.

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Those estimates and assumptions are based on our historical experience, our observation of trends in the industry, and various other factors that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

      (a) The annual meeting of stockholders of the Company was held on May 8, 2002.

      (b) At the annual meeting, Mitchell J. Blutt, David V. Harkins and Paul M. Meister were each elected as directors of the Company for a three-year term expiring at the Annual Meeting in 2005 and until his successor has been elected and duly qualified.

      (c) The results of the voting on the proposals considered at the annual meeting of stockholders are as follows:

1. Election of Directors

	Votes for	Votes Against	Votes Abstained

Mitchell J. Blutt	46,784,092	439,226	—
David V. Harkins	46,815,350	407,968	—
Paul M. Meister	46,610,086	613,232	—

2. Proposal to Re-Approve the Fisher Scientific International Inc. Incentive Compensation Plan

The proposal to re-approve the Fisher Scientific International Inc. Incentive Compensation Plan was ratified, and voting results were as follows:

46,871,130 FOR, 331,294 AGAINST, and 20,894 ABSTAIN

3. Appointment of Independent Auditors

The appointment of Deloitte & Touche LLP as independent auditors for the current year was ratified, and voting results were as follows:

46,747,827 FOR, 468,388 AGAINST, and 7,103 ABSTAIN

Item 6 — Exhibits and Reports on Form 8-K

      (b) Reports on Form 8-K:

The Company filed a current report on Form 8-K, dated April 23, 2002, announcing the offering of $150 million of 8 1/8 Senior subordinated notes due 2012.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER SCIENTIFIC INTERNATIONAL INC.

/s/ KEVIN P. CLARK

Kevin P. Clark
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2002