Form 10-Q
period 2002-09-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2002-11-15
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002.
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number: 01-10920

Fisher Scientific International Inc.

(Exact name of registrant as specified in its charter.)

Delaware	02-0451017
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

One Liberty Lane Hampton, New Hampshire (Address of principal executive offices)	03842 (Zip Code)

Registrant’s telephone number, including area code: (603) 926-5911

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐

      The number of shares of Common Stock outstanding at October 31, 2002 was 54,624,191.

FISHER SCIENTIFIC INTERNATIONAL INC.

FORM 10-Q

For the Quarter Ended September 30, 2002

INDEX

		Page
		No.

Part I — FINANCIAL INFORMATION:
Item 1 —	Financial Statements:
	Introduction to the Financial Statements	2
	Statement of Operations — Three and Nine Months Ended September 30, 2002 and 2001	3
	Balance Sheet — September 30, 2002 and December 31, 2001	4
	Statement of Cash Flows — Nine Months Ended September 30, 2002 and 2001	5
	Statement of Changes in Stockholders’ Equity and Other Comprehensive Income — Nine Months Ended September 30, 2002	6
	Notes to Financial Statements	7
Item 2 —	Management’s Discussion and Analysis of Results of Operations and Financial Condition	15
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4 —	Controls and Procedures	22
Part II — OTHER INFORMATION:
Item 6 —	Exhibits and Reports on Form 8-K	23
SIGNATURE		24

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

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF OPERATIONS

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)
Sales	$830.9	$729.5	$2,416.3	$2,125.3
Cost of sales	612.8	543.9	1,779.6	1,585.6
Selling, general and administrative expense	151.6	133.4	455.2	400.0
Restructuring and other charges (credits)	—	—	(1.5)	51.6

Income from operations	66.5	52.2	183.0	88.1
Interest expense	22.4	24.1	69.2	74.9
Other (income) expense, net	0.1	(0.1)	11.9	1.6

Income before income taxes and cumulative effect of accounting change	44.0	28.2	101.9	11.6
Income tax provision	14.1	11.3	32.1	6.2

Income before cumulative effect of accounting change	29.9	16.9	69.8	5.4
Cumulative effect of accounting change, net of tax	—	—	(46.1)	—

Net income	$29.9	$16.9	23.7	$5.4

Basic net income per common share before cumulative effect of accounting change	$0.55	$0.31	$1.28	$0.11
Cumulative effect of accounting change, net of tax	—	—	(0.84)	—

Basic net income per common share	$0.55	$0.31	$0.44	$0.11

Diluted net income per common share before cumulative effect of accounting change	$0.52	$0.30	$1.21	$0.10
Cumulative effect of accounting change, net of tax	—	—	(0.80)	—

Diluted net income per common share	$0.52	$0.30	$0.41	$0.10

Weighted average common shares outstanding:
Basic	54.6	54.0	54.4	47.8

Diluted	57.8	57.1	57.8	51.6

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

BALANCE SHEET

(in millions, except share data)

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77.9	$75.1
Accounts receivable, net	379.6	332.0
Inventories	274.0	261.4
Other current assets	88.3	89.3

Total current assets	819.8	757.8
Property, plant and equipment	316.8	322.1
Goodwill	461.7	507.4
Other assets	249.5	251.9

Total assets	$1,847.8	$1,839.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$27.5	$75.7
Accounts payable	373.3	336.1
Accrued and other current liabilities	214.0	225.9

Total current liabilities	614.8	637.7
Long-term debt	922.8	956.1
Other liabilities	212.6	222.1

Total liabilities	1,750.2	1,815.9

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 54,649,509 and 54,194,484 shares issued; and 54,612,903 and 54,157,878 shares outstanding at September 30, 2002 and December 31, 2001, respectively)	0.5	0.5
Capital in excess of par value	676.0	661.1
Accumulated deficit	(531.8)	(555.5)
Accumulated other comprehensive loss	(46.1)	(81.8)
Treasury stock, at cost (36,606 shares at September 30, 2002 and December 31, 2001)	(1.0)	(1.0)

Total stockholders’ equity	97.6	23.3

Total liabilities and stockholders’ equity	$1,847.8	$1,839.2

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net income	$23.7	$5.4
Adjustments to reconcile net income to cash provided by operating activities:
Restructuring and other charges (credits), net of cash expended	(1.5)	42.9
Depreciation and amortization	56.6	59.6
Loss on sale of property, plant and equipment	1.2	0.2
Deferred income taxes	(0.2)	(7.1)
Equity in loss of unconsolidated affiliates	0.9	5.1
Cumulative effect of accounting change	63.8	—
Other non-cash expenses	11.3	0.5
Changes in working capital, net of effects of acquisitions:
Accounts receivable, net	(39.9)	(20.2)
Inventories	(6.9)	(5.2)
Accounts payable	34.3	12.4
Other working capital changes	(5.1)	(14.8)
Other assets and liabilities	(14.0)	(1.0)

Cash provided by operating activities	124.2	77.8

Cash flows from investing activities:
Acquisitions, net of cash acquired	(7.9)	(163.9)
Capital expenditures	(26.8)	(23.8)
Proceeds from sale of property, plant and equipment	0.1	0.1
Other investing activity	(0.6)	(9.2)

Cash used in investing activities	(35.2)	(196.8)

Cash flows from financing activities:
Payments of long-term debt	(227.0)	(13.8)
Proceeds from stock options exercised	6.2	1.5
Proceeds from sale of common stock	—	289.9
Proceeds from long-term debt	150.0	—
Changes in short-term debt, net	(8.3)	5.8
Debt refinancing costs	(9.8)	—
Acquisition of treasury stock	—	(0.7)

Cash provided by (used in) financing activities	(88.9)	282.7

Effect of exchange rate changes on cash and cash equivalents	2.7	0.1

Net change in cash and cash equivalents	2.8	163.8
Cash and cash equivalents — beginning of period	75.1	66.0

Cash and cash equivalents — end of period	$77.9	$229.8

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME

(in millions)

						Accumulated
				Shares		Other
		Capital in	Shares	To Be		Comprehensive	Treasury		Other
	Common	Excess of	Deposited	Distributed	Accumulated	Income	Stock,		Comprehensive
	Stock	Par Value	In Trust	From Trust	Deficit	(Loss)	at Cost	Total	Income

	(unaudited)
Balance at January 1, 2002	$0.5	$661.1	$(50.6)	$50.6	$(555.5)	$(81.8)	$(1.0)	$23.3
Net income	—	—	—	—	23.7	—	—	23.7	$23.7
Foreign currency translation adjustment	—	—	—	—	—	30.1	—	30.1	30.1
Unrealized investment losses	—	—	—	—	—	(1.0)	—	(1.0)	(1.0)
Unrealized gain on cash flow hedges	—	—	—	—	—	1.3	—	1.3	1.3
Realization of losses on cash flow hedges	—	—	—	—	—	5.3	—	5.3	5.3

Subtotal — other comprehensive income									$59.4

Proceeds from stock options	—	6.2	—	—	—	—	—	6.2
Tax benefit from stock options	—	8.7	—	—	—	—	—	8.7
Trust activity	—	—	13.5	(13.5)	—	—	—	—

Balance at September 30, 2002	$0.5	$676.0	$(37.1)	$37.1	$(531.8)	$(46.1)	$(1.0)	$97.6

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1 — Formation and Background

      Fisher Scientific International Inc. (“Fisher” or the “Company”) was incorporated in September 1991. The Company’s operations are conducted throughout North and South America, Europe, the Far East, the Middle East and Africa directly or through one or more subsidiaries, joint ventures, agents or dealers. The Company reports financial results on the basis of three reportable segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment engages in the supply, marketing, service and manufacture of scientific, clinical, educational, and occupational health and safety products. Additionally, this segment provides contract manufacturing and pharmaceutical packaging services for phase III and IV clinical trials. The international distribution segment engages in the supply, marketing and service of primarily scientific research products. The laboratory workstations segment manufactures laboratory workstations and fume hoods for the scientific research market and consoles and enclosures for technology and data centers.

      In February 2002, certain of the Company’s stockholders sold 7.4 million shares of common stock in an underwritten public offering. The Company did not receive any of the proceeds from this offering. As of September 30, 2002, certain affiliates of Thomas H. Lee Partners and the other institutional investors involved in the Company’s recapitalization in 1998 together with management of the Company own approximately 50% of the Company’s outstanding common stock.

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

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

value was less than the carrying value, the Company was required to perform a second test to measure the amount of the goodwill impairment, if any.

      During the second quarter of 2002, the Company completed its transitional assessment in accordance with these tests to determine if goodwill was impaired as of January 1, 2002. As a result, the Company recorded a non-cash charge of $63.8 million ($46.1 million, net of tax) in the Company’s statement of operations, reflecting the cumulative effect of the accounting change to adjust goodwill to fair-value. The international distribution segment and laboratory workstations segment accounted for $19.7 million and $44.1 million of the charge, respectively.

      The impairment charge in the international distribution segment related to certain of the Company’s smaller market distribution businesses where current operating performance is lower than the original forecast. The Company’s laboratory workstations segment is sensitive to changes in capital spending and several of the markets the laboratory workstations segment sells to, including the technology industry, experienced a significant economic slowdown causing a reduction in spending in those markets. As a result, sales growth was less than originally forecasted, resulting in decreased profitability.

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

      In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The following is a reconciliation of net income, as reported, to net income and net income per share for the three and nine months ended September 30, 2001, excluding goodwill amortization (in millions, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Net income as reported	$16.9	$5.4
Goodwill amortization, net of tax	3.9	10.9

Net income, excluding goodwill amortization	$20.8	$16.3

Net income per common share, excluding goodwill amortization:
Basic	$0.39	$0.34

Diluted	$0.36	$0.32

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

Note 4 — Acquisitions

      On July 31, 2002, the Company acquired a Netherlands-based distributor operating under the names of Retsch and Emergo, further enhancing the Company’s position in northern Europe. Retsch and Emergo are distributors of instruments, equipment and supplies to the scientific research and industrial markets with

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

annual revenues of approximately $14.0 million. The net purchase price of $7.9 million was funded using cash on hand. The results of Retsch and Emergo have been included in the international distribution segment from the date of acquisition.

      In November 2001, the Company acquired Cole-Parmer Instrument Company and its affiliated companies (“Cole-Parmer”) for $208.5 million in cash. Cole-Parmer is a worldwide manufacturer and distributor of specialty technical instruments, equipment and supplies. The results of Cole-Parmer have been included in the domestic distribution segment from the date of acquisition. The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition had occurred at the beginning of 2001 (in millions, except per share amounts). The unaudited pro forma amounts include a financing charge to reflect estimated borrowing costs that would have been incurred had the Cole-Parmer acquisition occurred at the beginning of 2001. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company’s results of operations that would actually have been achieved had the acquisition been completed for the period presented, or that may be achieved in the future.

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Sales	$771.4	$2,256.2
Net income	$18.2	$8.1
Net income per common share:
Basic	$0.34	$0.17
Diluted	$0.32	$0.16

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5 — Inventories

      The following is a summary of inventories by major category (in millions):

	September 30,	December 31,
	2002	2001

Raw materials	$46.4	$33.6
Work in process	11.0	11.0
Finished products	216.6	216.8

Total	$274.0	$261.4

Note 6 — Goodwill and Intangible Assets

      The following is a reconciliation of changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2002 (in millions):

	Domestic	International	Laboratory
	Distribution	Distribution	Workstations	Total

Balance as of December 31, 2001	$299.3	$111.0	$97.1	$507.4
Cumulative effect of accounting change	—	(19.7)	(44.1)	(63.8)
Purchase price allocation adjustment	(2.0)	—	—	(2.0)
Acquisition adjustment	—	5.0	—	5.0
Effect of foreign currency change	5.2	9.9	—	15.1

Balance as of September 30, 2002	$302.5	$106.2	$53.0	$461.7

      In accordance with SFAS 142 the Company completed its evaluation of whether goodwill was impaired as of January 1, 2002, and recorded a non-cash charge for the cumulative effect of the accounting change (see “Note 2 — Change in Accounting Principle”).

      In September 2002 the Company finalized its third-party valuation of Cole-Parmer. As a result, the Company adjusted the purchase price allocation to reflect revisions to the fair values of certain assets acquired and liabilities assumed at the date of acquisition, resulting in a net increase to goodwill in the amount of $6.9 million.

      In April 2002, the Company acquired an additional interest in Medical Analysis Systems, Inc. (“MAS”), bringing the Company’s ownership interest in MAS to 91%. As a result of the Company’s ownership in MAS exceeding 80%, MAS qualifies for inclusion in the consolidated tax group of Fisher. As a result, the Company has recorded an adjustment to the purchase price allocation for MAS reflecting a reduction in the acquired deferred tax asset valuation allowance and an offsetting decrease to goodwill of approximately $8.0 million.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following is a summary of intangible assets that are subject to amortization (in millions):

	September 30,	December 31,
	2002	2001

Customer lists (net of accumulated amortization of $5.5 million and $4.4 million at September 30, 2002 and December 31, 2001, respectively)	$14.4	$15.1
Non-compete agreements (net of accumulated amortization of $14.5 million and $11.6 million at September 30, 2002 and December 31, 2001, respectively)	7.6	9.5
Patents and tradenames (net of accumulated amortization of $6.4 million and $5.5 million at September 30, 2002 and December 31, 2001, respectively)	7.1	7.3
Other amortizable intangible assets (net of accumulated amortization of $8.8 million and $7.0 million at September 30, 2002 and December 31, 2001, respectively)	12.4	13.6

Amortizable intangible assets, net of accumulated amortization	$41.5	$45.5

      For the three and nine months ended September 30, 2002, the Company recorded amortization expense of $1.9 million and $6.2 million, respectively. For the three and nine months ended September 30, 2001, the Company recorded amortization expense of $1.8 million and $4.6 million, respectively.

      The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Years ended December 31,

2002(a)	$2.0
2003	$6.6
2004	$5.8
2005	$3.1
2006	$2.9
2007	$2.1
thereafter	$19.0

(a)	Amount represents estimated amortization expense for the three months ending December 31, 2002.

      At September 30, 2002 and December 31, 2001, the Company had indefinite-lived intangible assets, primarily consisting of tradenames, in the domestic distribution segment of $61.5 million.

Note 7 — Accounts Payable

      The Company maintains a zero balance cash management system for its U.S. accounts payable. Accordingly, included in accounts payable at September 30, 2002, and December 31, 2001, are approximately $101.7 million and $95.0 million of checks that have not cleared, respectively.

Note 8 — Other Comprehensive Income (Loss)

      The following is a summary of other comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 (in millions). Other comprehensive income (loss) components included in stockholders’ equity include any changes in equity during a period that are not the result of transactions with the Company’s stockholders.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$29.9	$16.9	$23.7	$5.4
Foreign currency translation adjustment	1.8	16.3	30.1	(5.0)
Change in unrealized fair value of derivative instruments	(0.3)	(3.8)	(1.0)	(6.6)
Unrealized investment gain	0.7	—	1.3	0.3
Realization of losses on cash flow hedges	—	—	5.3	—

Comprehensive income (loss)	$32.1	$29.4	$59.4	$(5.9)

Note 9 — Earnings Per Share

      The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Weighted average shares of common stock outstanding used in the computation of basic earnings per share	54.6	54.0	54.4	47.8
Common stock equivalents(a)	3.2	3.1	3.4	3.8

Shares used in the computation of diluted earnings per share	57.8	57.1	57.8	51.6

(a)	The amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted earnings per share was 2.0 million and 1.5 million for the three and nine months ended September 30, 2002, respectively and was 1.4 million and 0.9 million for the three and nine months ended September 30, 2001, respectively.

Note 10 — Restructuring and Other Charges

      During 2001, the Company implemented two restructuring plans focused on integration of the Company’s international operations and recent acquisitions and streamlining aimed at improving domestic operations (the “2001 Plan”). As a result of these actions, the Company recorded restructuring charges totaling $27.0 million consisting of $18.1 million recorded in the first quarter of 2001 and $8.9 million recorded in the fourth quarter of 2001. During the second quarter of 2002, the Company recorded a net restructuring credit of $1.5 million for the reversal for certain costs accrued in the 2001 Plan. The restructuring credit is primarily related to a reduction in estimated severance costs of approximately $1.6 million due to certain employees electing to voluntarily separate from the Company as well as outplacement costs that were less than anticipated. Additionally, the Company recorded an additional $0.1 million related to certain exit costs that could not be estimated at the time the plan was announced and recorded. The following table summarizes the recorded accruals and activity related to the 2001 Plan for the nine months ended September 30, 2002 (in millions):

	Employee
	Separations

		Other	Total
		Exit
		Costs

Balance as of December 31, 2001	$7.4	$6.0	$13.4
Cash payments	(4.4)	(2.2)	(6.6)
Restructuring charge (credit)	(1.6)	0.1	(1.5)

Balance as of September 30, 2002	$1.4	$3.9	$5.3

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11 — Segment Information

      The Company reports financial results on the basis of three reportable segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment engages in the supply, marketing, service and manufacture of scientific, clinical, educational, and occupational health and safety products. Additionally, this segment provides contract manufacturing and pharmaceutical packaging services for phase III and IV clinical trials. The international distribution segment engages in the supply, marketing and services of primarily scientific research products. The laboratory workstations segment manufactures laboratory workstations and fume hoods for the scientific research market and consoles and enclosures for technology and data centers.

      The Company evaluates the performance of its operations based upon operating income. Income from operations is revenue less related costs and direct and allocated expenses. Interest expense, other income and expense and income taxes are not evaluated on a segment basis. In addition, special charges are not allocated to the segments. The accounting policies of the segments are the same as described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Intercompany sales between segments were not significant for the three and nine months ended September 30, 2002 and 2001.

      Selected reportable segment financial information for the three and nine months ended September 30, 2002 and 2001 is shown below (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Sales:
Domestic distribution	$716.9	$619.9	$2,087.1	$1,795.8
International distribution	114.6	105.8	328.9	320.2
Laboratory workstations	45.7	45.6	135.6	132.1
Eliminations	(46.3)	(41.8)	(135.3)	(122.8)

Total	$830.9	$729.5	$2,416.3	$2,125.3

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income from operations:
Domestic distribution	$58.1	$49.3	$159.2	$134.6
International distribution	5.8	4.3	15.6	12.8
Laboratory workstations	2.9	2.8	7.4	6.2
Eliminations	(0.3)	0.2	(0.7)	(0.2)

Segment sub-total	66.5	56.6	181.5	153.4
Restructuring and other charges (credits)(a)	—	—	(1.5)	52.7
Goodwill amortization(b)	—	4.4	—	12.6

Total	$66.5	$52.2	$183.0	$88.1

(a)	The domestic distribution, international distribution and laboratory workstations segments accounted for $15.4 million, $2.6 million and $0.1 million, respectively, of the restructuring charge taken in the first quarter of 2001. The domestic distribution segment incurred a $1.1 million inventory write-off to cost of sales in the first quarter related to the restructuring. In connection with the Company’s May 2001 stock offering process, the Company accelerated the vesting of common stock options that resulted in a primarily non-cash compensation charge of $33.5 million, which was recorded in the first quarter of 2001.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(b)	In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company discontinued the amortization of goodwill effective January 1, 2002. Accordingly, the Company excluded goodwill amortization from its segment results.

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

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS 145”). SFAS 145 provides that a loss on extinguishment of debt meet the requirements of APB 30 to be treated as an extraordinary item in the statement of operations. The Company has elected to early adopt the provisions of SFAS 145, related to the rescission of SFAS 4. In connection with the retirement of bank term debt in April 2002 (see Note 3 — Senior Subordinated Notes), the Company recognized a $3.3 million charge ($2.1 million, net of tax) for deferred financing costs in other expense, as it does not meet the requirements for classification as an extraordinary item in accordance with SFAS 145. Accordingly, the provisions of this statement have been adopted as of January 1, 2002. There is no effect on the prior periods presented.

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

Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition

      This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-Q may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to have been correct. Certain factors that might cause such a difference include those discussed in the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Cautionary Factors Regarding Forward-Looking Statements” contained in our Form 10-K for the year ended December 31, 2001. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in the report might not occur.

Business Overview

      We report financial results on the basis of three reportable segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment engages in the supply, marketing, service and manufacture of scientific, clinical, educational and occupational health and safety products. Additionally, this segment provides contract manufacturing and pharmaceutical packaging services for phase III and IV clinical trials. The international distribution segment engages in the supply, marketing and service of primarily scientific research products. The laboratory workstations segment manufactures laboratory workstations, fume hoods for the scientific research market and consoles and enclosures for technology and data centers.

      In February 2002, certain of our stockholders sold 7.4 million shares of common stock in an underwritten public offering. We did not receive any of the proceeds from this offering. As of September 30, 2002, certain affiliates of Thomas H. Lee Partners and the other institutional investors involved in the Company’s recapitalization in 1998 together with management of the Company own approximately 50% of the Company’s outstanding common stock.

      In April 2002, we issued and sold $150.0 million of 8 1/8 percent 10-year senior subordinated notes pursuant to Rule 144A of the Securities Act of 1933 (the “Note Offering”). In July 2002, we exchanged the 144A securities through an Exchange Offering with SEC registered securities. We used the net proceeds of the Note Offering, together with proceeds from the sale of accounts receivables through our receivables securitization facility and cash on hand, to repay bank term debt totaling $211.3 million. As a result of the refinancing, we recorded an $11.2 million charge in the second quarter consisting of $7.1 million of fixed-swap unwind costs and $4.1 million of deferred financing and other costs associated with the term debt.

      Approximately 60% of our product deliveries in the United States are through United Parcel Service (“UPS”). The collective bargaining agreement between UPS and its delivery employees expired on July 31, 2002. On July 16, 2002, UPS announced that it had reached an agreement on a new six-year contract to replace the agreement that expired July 31, 2002. On August 29, 2002, UPS announced the ratification, by union-represented workers, of the new contract to replace the agreement that expired on July 31, 2002. Our agreement with UPS expires in January, 2005.

      In July 2002, we acquired a Netherlands-based distributor operating under the names of Retsch and Emergo, further enhancing our position in northern Europe. Retsch and Emergo are distributors of instruments, equipment and supplies to the scientific research and industrial markets with annual revenues of approximately $14 million. The net purchase price of approximately $8.0 million was funded using cash on hand. The results of Retsch and Emergo have been included in the international distribution segment from the date of acquisition. We anticipate consolidating our current Netherlands-based operations with the acquired Retsch and Emergo operations over the next twelve months. This consolidation will be focused on the elimination of operational inefficiencies created by redundancies in headcount, systems, and office and warehouse facilities.

Results of Operations

      The following table sets forth our sales and income from operations by reportable segment for the three and nine months ended September 30, 2002 and 2001 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Sales:
Domestic distribution	$716.9	$619.9	$2,087.1	$1,795.8
International distribution	114.6	105.8	328.9	320.2
Laboratory workstations	45.7	45.6	135.6	132.1
Eliminations	(46.3)	(41.8)	(135.3)	(122.8)

Total	$830.9	$729.5	$2,416.3	$2,125.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income from operations:
Domestic distribution	$58.1	$49.3	$159.2	$134.6
International distribution	5.8	4.3	15.6	12.8
Laboratory workstations	2.9	2.8	7.4	6.2
Eliminations	(0.3)	0.2	(0.7)	(0.2)

Segment sub-total	66.5	56.6	181.5	153.4
Restructuring and other charges (credits)(a)	—	—	(1.5)	52.7
Goodwill amortization(b)	—	4.4	—	12.6

Total	$66.5	$52.2	$183.0	$88.1

(a)	The domestic distribution, international distribution and laboratory workstations segments accounted for $15.4 million, $2.6 million and $0.1 million, respectively, of the restructuring charge taken in the first quarter of 2001. The domestic distribution segment incurred a $1.1 million inventory write-off to cost of sales in the first quarter related to the restructuring. In connection with the Company’s May 2001 stock offering process, the Company accelerated the vesting of common stock options that resulted in a primarily non-cash compensation charge of $33.5 million, which was recorded in the first quarter of 2001.

(b)	In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company discontinued the amortization of goodwill effective January 1, 2002. Accordingly, the Company excluded goodwill amortization from its segment results.

Sales

      Sales for the three and nine months ended September 30, 2002 increased 13.9% and 13.7% to $830.9 million and $2,416.3 million, respectively, from $729.5 million and $2,125.3 million for the comparable periods in 2001. Excluding the effect of acquisitions completed in 2001, sales grew approximately 7% to 8% for the three months ended September 30, 2002 and approximately 5% to 6% for the nine months ended September 30, 2002. We continue to expect full year sales growth to be approximately 12.0% excluding the impact of foreign exchange for 2002, reflecting growth in our base business and the impact of acquisitions completed in 2001.

      Sales in the domestic distribution segment increased 15.6% and 16.2% to $716.9 million and $2,087.1 million for the three and nine months ended September 30, 2002, respectively. The sales growth in our domestic distribution segment is attributable to the impact of the Cole-Parmer acquisition completed in 2001 and organic sales growth of approximately 9% to 10% and 6% to 7% for the three and nine months ended September 30, 2002, respectively, due to growth in franchise sales and an increase in demand for third-party services. We are forecasting full year domestic distribution sales growth to range between 13.5% and 14.0% for 2002, reflecting the impact of acquisitions completed in 2001 and growth in our base business.

      Sales in the international distribution segment increased 8.3% and 2.7% to $114.6 million and $328.9 million for the three and nine months ended September 30, 2002, respectively. Excluding the effect of foreign exchange, sales grew 2.5% and 1.2% for the three and nine months ended September 30, 2002, respectively, due in part to the expected disruptions associated with our 2001 restructuring plan and our strategy to drive higher-margin sales in our international distribution segment. We are forecasting the full-year international distribution segment sales growth rate to range between 3.0% and 3.5% for 2002, excluding the effect of foreign exchange.

      Sales in the laboratory workstations segment increased 0.2% and 2.6% to $45.7 million and $135.6 million for the three and nine months ended September 30, 2002, respectively. Backlog has grown to $112.5 million from December 31, 2001. Our laboratory workstations segment was awarded a homeland security project with a value of approximately $8 million and is expected to ship in the fourth quarter. Given the nature of the project, we do not anticipate this business to repeat itself during 2003. We expect full-year laboratory workstation segment sales growth to range between 7.0% and 7.5% for 2002.

     Gross Profit

      Gross profit for the three and nine months ended September 30, 2002 increased 17.5% and 18.0% to $218.1 million or 26.3% of sales and $636.7 million or 26.4% of sales, respectively, from $185.6 million or 25.4% of sales and $539.7 million or 25.4% of sales for the comparable periods in 2001. The increase in gross profit as a percentage of sales was attributable to acquisitions completed in 2001 partially offset by a decrease in gross profit attributable to a shift in products and mix. We expect full year gross profit as a percentage of sales to be consistent with the nine months ended level.

     Selling, General and Administrative Expense

      Selling, general and administrative expense increased 13.6% and 13.8% to $151.6 million or 18.2% of sales and $455.2 million or 18.8% of sales for the three and nine months ended September 30, 2002, respectively, from $133.4 million or 18.3% of sales and $400.0 million or 18.8% of sales for the corresponding periods in 2001. Excluding goodwill amortization of $4.4 million, selling, general and administrative expense for the three months ended September 30, 2001 was $129.0 million or 17.7% of sales. Excluding goodwill amortization of $12.6 million, selling, general and administrative expense for the nine months ended September 30, 2001 was $387.4 million or 18.2% of sales. The increase in selling, general and administrative expense as a percentage of sales was attributable to acquisitions completed in 2001, primarily Cole-Parmer, partially offset by improvements in our base business as a result of both fixed-cost leverage and savings from our 2001 restructuring plan. We are forecasting full-year selling, general and administrative expenses as a percentage of sales to be in-line with our nine months ended percentage.

     Restructuring and Other Charges (Credits)

      We recorded a net restructuring credit of $1.5 million in the second quarter related to our 2001 restructuring plans. The restructuring credit is primarily related to a reduction in estimated severance costs of approximately $1.6 million due to certain employees electing to voluntarily separate from the Company as well as outplacement costs being less than anticipated. Additionally, we recorded an additional $0.1 million related to certain exit costs that could not be estimated at the time the plan was announced and recorded.

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

     Income from Operations

      Income from operations increased to $66.5 million or 8.0% of sales and $183.0 million or 7.6% of sales for the three and nine months ended September 30, 2002, respectively, from $52.2 million or 7.2% of sales and $88.1 million or 4.1% of sales for the comparable periods in 2001. Excluding the restructuring credit of $1.5 million, as discussed above, for the nine months ended September 30, 2002 income from operations was $181.5 million or 7.5% of sales. Excluding restructuring and other nonrecurring charges of $52.7 million and goodwill amortization of $4.4 million and $12.6 million, both as discussed above, income from operations was $56.6 million or 7.8% of sales and $153.4 million or 7.2% of sales for the three and nine months ended September 30, 2001, respectively. The increase in income from operations as a percentage of sales for the three and nine months ended September 30, 2002 was attributable to acquisitions completed in 2001. We expect income from operations as a percentage of sales, excluding restructuring and other charges, to range between 7.5% and 7.6% for 2002. The following segment discussions exclude restructuring and other nonrecurring charges and goodwill amortization, as discussed above.

      Income from operations in the domestic distribution segment increased to $58.1 million or 8.1% of sales and $159.2 million or 7.6% of sales for the three and nine months ended September 30, 2002, respectively, from $49.3 million or 8.0% of sales and $134.6 million or 7.5% of sales for the comparable periods a year ago. The increase in income from operations as a percentage of sales for the domestic distribution segment was attributable to acquisitions completed during 2001. We expect income from operations as a percentage of segment sales to range between 7.5% and 7.7% for 2002.

      Income from operations in the international distribution segment increased to $5.8 million or 5.1% of sales and $15.6 million or 4.7% of sales for the three and nine months ended September 30, 2002, respectively, from $4.3 million or 4.1% of sales and $12.8 million or 4.0% of sales for the comparable periods a year ago. The improvement in income from operations as a percentage of sales is attributable to our strategy to drive higher-margin sales in our international distribution segment. Cost savings associated with our 2001 restructuring plan for the international distribution segment were reinvested in sales and marketing initiatives. We expect income from operations as a percentage of segment sales to range between 4.6% to 4.9% for 2002.

      Income from operations in the laboratory workstations segment increased to $2.9 million or 6.3% of sales and $7.4 million or 5.5% of sales for the three and nine months ended September 30, 2002, respectively, from $2.8 million or 6.1% of sales and $6.2 million or 4.7% of sales for the comparable periods a year ago. Operating income in the laboratory workstations segment increased primarily from an improvement in volume and manufacturing efficiencies. We expect an increase in operating income for the fourth quarter of 2002 related to the homeland security project awarded to our laboratory workstations segment. Given the nature of the project, we do not anticipate this business to repeat itself during 2003. We expect income from operations as a percentage of segment sales to range between 6.3% to 6.6% for 2002.

     Interest Expense

      Interest expense decreased $1.7 million and $5.7 million to $22.4 million and $69.2 million for the three and nine months ended September 30, 2002, respectively. The decrease in interest expense for the three months ended September 30, 2002 was primarily due to a reduction in the average outstanding debt balance, along with a decrease in the weighted average interest rate. For the nine months ended September 30, 2002, the decrease in interest expense was primarily due to a reduction in the average debt balance outstanding, in addition to a slight decrease in the weighted average interest rate.

     Other (Income) Expense, net

      Other expense for the three and nine months ended September 30, 2002 was $0.1 million and $11.9 million compared to $0.1 million of income and $1.6 million of expense for the comparable periods a year ago. In connection with our Note Offering, we recorded a charge in other expense in the second quarter of 2002 of $11.2 million ($7.1 million, net of tax) consisting of $7.1 million of fixed-swap unwind costs and $4.1 million of deferred financing and other costs associated with the retirement of bank term debt resulting in the increase in other expense for the nine months ended September 30, 2002.

     Income Tax Provision

      We recorded an income tax provision of $14.1 million and $32.1 million for the three and nine months ended September 30, 2002 compared with an $11.3 million income tax provision and $6.2 million income tax provision for the corresponding periods in 2001.

      The effective income tax rate for the nine month period ended September 30, 2002 was 32% compared with 40% for the corresponding period in 2001 excluding restructuring and nonrecurring charges. Approximately five percentage points of the improvement in the tax rate are due to tax planning strategies and the other three percentage points are due to the elimination of non-deductible goodwill amortization. We continue to evaluate whether certain tax strategies may have a favorable impact on our 2003 effective tax rate. We are forecasting our 2003 effective tax rate to be 30%.

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

      SFAS 142 also requires that goodwill be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year. Future impairments of goodwill, if any, will be recorded to operating income in our statement of operations.

Liquidity and Capital Resources

      For the nine months ended September 30, 2002 we generated cash from operating activities of $124.2 million compared with $77.8 million for the same period in 2001. The increase in cash provided by operating activities is primarily due to an increase in earnings and continued improvements in working capital management. We expect cash flow from operations to be $140.0 million to $150.0 million for 2002 that includes a $20 million voluntary contribution to our pension plan made during the fourth quarter of 2002.

      During the nine months ended September 30, 2002, we used $35.2 million of cash for investing activities compared with $196.8 million for the same period in 2001. The change in cash used for investing activities is attributable to a decrease in acquisition spending. We have invested $26.8 million in capital expenditures for the nine months ended September 30, 2002, reflecting investments in our pharmaceutical services capacity and west coast warehouse. We expect to invest $45.0 million in capital expenditures for 2002 compared with a prior estimate of $55 million to $65 million, reflecting a change in timing of cash outlays for select facility expansion projects. We acquired a Netherlands-based distributor operating under the names of Retsch and Emergo for a purchase price of $7.9 million. We intend to continue pursuing acquisitions of businesses that will enhance our growth and profitability.

      During the nine months ended September 30, 2002, financing activities used $88.9 million of cash compared with providing $282.7 million of cash for the same period in 2001. The use of cash for the nine months ended September 30, 2002 was primarily related to the repayment of debt. A year ago we completed a public offering of our common stock, generating proceeds of $289.9 million that were used to fund acquisitions. In April 2002, we issued $150.0 million of 8 1/8 percent 10-year senior subordinated notes. We used the net proceeds of the Note Offering, together with proceeds from the sale of accounts receivables through our receivables securitization facility and cash on hand, to retire bank term debt totaling $211.3 million. In connection with the retirement of the bank debt, we terminated swap agreements totaling $7.1 million.

      At September 30, 2002 we had $133.9 million of available borrowing capacity under our revolving credit facility, net of $41.1 million of letters of credit outstanding, primarily representing guarantees issued to local banks in support of borrowings by our foreign subsidiaries. We also maintain a $170 million receivables securitization facility (the “Receivables Securitization”). Our Receivables Securitization provides for the sale, on a revolving basis, of certain accounts receivable. The Receivables Securitization bears interest at LIBOR plus an annual commitment fee of 50 basis points. The full amount of our receivables securitization facility was available at September 30, 2002. On a regular basis we sell accounts receivable through our receivables securitization facility to fund working capital requirements. Our Receivables Securitization matures in January 2003. We are working to have a new facility in place by that time with similar terms and conditions. Further, we continually evaluate other debt refinancing options.

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

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS 145”). SFAS 145 provides that a loss on extinguishment of debt meet the requirements of APB 30 to be treated as an extraordinary item in the statement of operations. We have elected to early adopt the provisions of SFAS 145, related to the rescission of SFAS 4. In connection with the retirement of bank term debt in April 2002 (see Note — Senior Subordinated Notes), we recognized a $3.3 million charge ($2.1 million, net of tax) for deferred financing costs in other expense, as it does not meet the requirements for classification as an extraordinary item in accordance with SFAS 145. Accordingly, the provisions of this statement have been adopted as of January 1, 2002. There is no effect on the prior periods presented.

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

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Those estimates and assumptions are based on our historical experience, our observation of trends in the industry, and various other factors that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We have defined benefit pension plans available to substantially all employees. Our pension cost is based on certain assumptions, including our expected long-term rate of return on plan assets. We currently assume a long-term rate of return on plan assets of 8.75%. A 50 basis point change in our long-term rate of return on plan assets assumption would result in a change in our pension cost of approximately $1.0 million. We continually assess these assumptions based on market conditions, if those conditions change, pension cost may be adjusted accordingly.

      We record accruals for environmental liabilities, based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount can be reasonably estimated. Our estimates are based upon reports prepared by environmental specialists and management’s knowledge and experiences with these environmental matters. If interpretations of applicable laws and regulations, cleanup methods or the extent of responsibility change from our current estimates, revisions to our estimated environmental liability may be required.

      We measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) defines a fair value method of accounting for an employee stock option or similar equity instrument. Under SFAS 123, fair value of the stock option is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option, and is amortized as compensation cost over the vesting period of the stock option. Management believes at present, the intrinsic value method is preferable to the current option-pricing model used to determine fair value. Our net income for the three and nine months ended September 30, 2002 would be less than that reported if compensation cost for options had been based upon fair value determined under SFAS 123.

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

      The Company’s primary currency rate exposures are its debt, cash, foreign currency forward contracts and certain of its intercompany debt. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company’s currency exposures due to a 10% shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flows and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in the currency exchange rates does not have a material effect on the fair values, cash flows or earnings of the Company.

Item 4 — Controls and Procedures

      Within 90 days prior to the filing of this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic SEC filings.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly effect the internal controls subsequent to the date of the previously mentioned evaluation.

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

      (b)     Reports on Form 8-K:

      The Company filed a current report on Form 8-K, dated August 14, 2002, of the sworn statements pursuant to section 21(a)(i) of the Securities Exchange Act of 1934 for Paul M. Montrone, Chief Executive Officer of Fisher Scientific International Inc. and Kevin P. Clark, Chief Financial Officer of Fisher Scientific International Inc.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER SCIENTIFIC INTERNATIONAL INC.

/s/ KEVIN P. CLARK

Kevin P. Clark
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

November 14, 2002

CERTIFICATIONS

      I, Paul M. Montrone, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Fisher Scientific International Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

By:	/s/ PAUL M. MONTRONE

Paul M. Montrone
Chief Executive Officer
Fisher Scientific International Inc.

CERTIFICATIONS

      I, Kevin P. Clark, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Fisher Scientific International Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

By:	/s/ KEVIN P. CLARK

Kevin P. Clark
Chief Financial Officer
Fisher Scientific International Inc.