Form 10-K
period 2002-12-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2003-03-21
CIK 880430

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☑ No ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 3, 2003 was approximately $1,235,227,879.

      The number of shares of Common Stock outstanding, including 1,279,789 shares of non-voting Common Stock, as of March 3, 2003 was 54,663,356.

      Documents Incorporated by Reference: The registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2003 is incorporated by reference into Part III.

PART I

Item 1.     Business

Overview

      Fisher Scientific International Inc. (“Fisher”, “the Company” or “we”) is a world leader in serving science. We offer more than 600,000 products and services to more than 350,000 customers located in approximately 145 countries. As a result of our broad product offering, electronic commerce capabilities and integrated global logistics network, we serve as a one-stop source of products, services and global solutions for our customers. Fisher was founded in 1902 by Chester G. Fisher in Pittsburgh, Pennsylvania, and was incorporated as a Delaware Corporation in 1991.

      We offer an array of products and services to the scientific research, clinical laboratory and industrial safety markets. Our products include scientific instruments and equipment, clinical consumables, diagnostic reagents, organic and inorganic chemicals, safety and clean-room supplies, laboratory equipment and workstations. We offer both proprietary products and products that we source from more than 6,000 vendors. We generate approximately 80 percent of our revenues from the sale of consumable products. Our proprietary products consist of self-manufactured products, Fisher branded products and products for which we serve as the exclusive distributor. Approximately 40 percent of our revenues are generated from the sale of proprietary products. We also offer a range of services that include pharmaceutical services for phase III and phase IV clinical trials, contract manufacturing, custom chemical synthesis and laboratory-instrument calibration and repair.

Our Business

      We report financial results on the basis of three business segments: domestic distribution, international distribution and laboratory workstations.

     Domestic Distribution

      The domestic distribution segment manufactures, sells and distributes products to three primary customer markets: scientific research (pharmaceutical, biotechnology, industrial customers and colleges and universities), clinical laboratory (group purchasing organizations, reference laboratories and independent hospital and physician office laboratories) and industrial safety (industrial companies, public safety organizations and controlled environments). Additionally, this segment provides contract manufacturing, chemical manufacturing and custom synthesis, and pharmaceutical services for phase III and phase IV clinical trials.

      The scientific research market and the industrial safety market revenues, in aggregate, were approximately 70 percent of our domestic distribution revenues in 2002. Scientific research revenues are driven by our customers spending for research and development, quality control and process control testing. Our product offerings for the scientific research market include organic and inorganic chemicals, scientific instruments and equipment, and other consumable supplies. Industrial safety revenues are driven primarily by manufacturing and research and development spending. Industrial safety products and services include personal protection equipment, respiratory protection systems, environmental monitoring and sampling equipment, and other safety and clean-room supplies.

      Clinical laboratory market revenues were approximately 30 percent of our domestic distribution revenues in 2002 and were driven by the administration and evaluation of diagnostic tests. We provide clinical laboratory customers with a broad selection of scientific instruments, equipment, clinical consumables, diagnostic stains and reagents and other supplies.

      The domestic distribution segment sells products procured from vendors as well as proprietary products, which consist of self-manufactured products, Fisher branded products and products for which we serve as the exclusive distributor. Arrangements with our suppliers are based on a number of factors including product quality, vendor reputation and price.

      Our domestic distribution segment provides contract manufacturing services worldwide to pharmaceutical and biotechnology customers. These services include the manufacturing of chemicals and diagnostics according to customers’ specifications. By leveraging our presence and brand recognition in the pharmaceutical and biotechnology industries, we have expanded our service offerings to include specialized packaging, labeling, distribution and supply-chain management services for companies conducting phase III and phase IV clinical trials for new medicines and disease therapies and custom chemical synthesis. Our proprietary products are sold under brand names including ACROS Organics, Fisher Chemicals, Masterflex and Accumet, among others. Our proprietary product portfolio also includes exclusive and Fisher branded products along with various offerings provided by Fisher Clinical Services.

      We market and sell our products and services through various Fisher catalogs, a direct sales force, customer service professionals and electronic commerce. The Fisher Catalog has been published for nearly 100 years and is a recognized scientific reference tool. We produce more than two million printed copies of our various catalogs biennially. We have approximately 2,000 domestic distribution sales and customer service professionals, including life-science, chemical and technical specialists, that respond to end-user product and application questions. We also provide customers with an efficient ordering system, product standardization and other supply-chain management services to reduce procurement costs. Most of our customer service professionals are located at three call centers in Texas, Georgia and Illinois. Our e-commerce capabilities are specifically designed for the scientific research, clinical laboratory and safety supply markets. Fisher’s Web site, www.fishersci.com, is a leading e-commerce tool supporting the scientific community. We introduced our first electronic order-entry system in 1967 and will continue to invest in our technology infrastructure to remain an industry leader.

      Our domestic distribution logistics network consists of 25 distribution facilities, including a national distribution center in Somerville, New Jersey; regional distribution centers located in Massachusetts, California, Illinois and Georgia; and 20 local distribution facilities throughout the United States. To better serve our customers, we continually develop and enhance our logistics network by investing in new technology and streamlining our distribution operations. We understand that timeliness is critical to our customers, and therefore, in the United States, we ship approximately 95 percent of all orders within 24 hours of order placement. We distribute our products through third party carriers and our own fleet of delivery vehicles. United Parcel Service handles approximately 65 percent of our domestic distribution segment product deliveries. Our agreement with United Parcel Service expires in January 2005.

      The domestic distribution segment operates in a highly competitive market. We compete with other distributors and manufacturers, including some of our own suppliers that sell their products directly to end-users. We believe we compete on product breadth, product value and service, including our e-commerce capabilities. We believe we compete favorably in each of the markets we serve.

     International Distribution

      The international distribution segment consists of distribution businesses located in Europe, Canada, Asia and Latin America, as well as sales to dealers located in countries where we do not have operations. The international distribution segment sells and distributes products primarily to the scientific research market. Our customers include internationally recognized colleges and universities, pharmaceutical, biotechnology and other industrial companies.

      We market, sell and distribute our products and services through local catalogs, direct sales and customer service professionals, and local warehouse facilities in the countries in which we operate. Fisher catalogs are published in eight different languages and are tailored to include the product and service offering that is most relevant to the particular market we serve. We support e-commerce capabilities in each of the countries we serve through our primary Web site, www.fishersci.com.

      Our international distribution logistics network consists of 19 facilities in 10 countries. We augment this network with sales offices in 22 countries and independent dealers in more than 100 countries worldwide. We use our own fleet of delivery vehicles as well as a vast network of local carriers to ship our products. No single carrier delivered more than 10 percent of our international distribution revenues for each of the three years ended December 31, 2002.

      The international distribution segment sells products sourced from various vendors as well as proprietary products, which consist of self-manufactured products from our domestic distribution segment, Fisher branded products and products for which we serve as the exclusive distributor.

      We believe the international distribution segment competes favorably in each of the countries we serve based on product breadth, quality, price and service.

     Laboratory Workstations

      The laboratory workstations segment engages in the manufacture and sale of laboratory furniture and fume hoods to the scientific research laboratory market (pharmaceutical, biotechnology, industrial customers, colleges, universities and secondary schools) and the manufacture and sale of consoles and enclosures to the technology, communication and financial markets. Ninety percent of laboratory workstations segment revenues result from sales to the scientific research laboratory market. We sell our laboratory workstations primarily through a network of exclusive dealers. We market and sell our consoles and enclosures through a network of dealers and a direct sales force. Our customers are primarily domestic, although we also sell to international markets.

      Sales of laboratory furniture and fume hoods are driven primarily by the construction of new laboratories and the expansion of existing laboratories of our customers. Our laboratory workstations business is project-based, and as such this segment maintains a backlog of work. Our backlog as of December 31, 2002, was approximately $108 million, compared with $110 million in the previous year. We manufacture both wood and steel workstations for the scientific research market. Our manufacturing facilities are located in Wisconsin, Arkansas, New York, and Mexico. We believe we have suitable sources available for the raw materials used in manufacturing our products.

      We compete in a highly competitive market subject to capital spending limitations. Laboratory workstations is a project-based business selling project-specific products and services through a competitive bidding basis. We believe we compete favorably on price and quality in each of the markets we serve.

Acquisitions

      We continually evaluate strategic acquisitions to increase the breadth of our product and service offerings, enhance our market position and strengthen our international capabilities. We intend to continue pursuing acquisitions of new and complementary businesses that will enhance our growth and profitability. The following is a brief description of some of the larger strategic acquisitions we have completed during the past five years.

      In November 2001, we acquired Cole-Parmer Instrument Company and its affiliated companies (“Cole-Parmer”) for approximately $208.5 million in cash. Cole-Parmer is a leading manufacturer and distributor of specialty technical instruments, appliances, equipment and supplies. The results of Cole-Parmer have been included in our domestic distribution segment from the date of acquisition.

      In February 2001, we acquired the pharmaceutical packaging services business of Covance, which we renamed Fisher Clinical Services, Inc. (“FCS”), for approximately $133 million in cash. FCS enables pharmaceutical and biotechnology customers to outsource the packaging, labeling and distribution of new medicines undergoing phase III and phase IV clinical trials. The results of FCS have been included in the domestic distribution segment from the date of acquisition.

      In December 1998, we acquired 90 percent of Bioblock Scientific S.A. (“Bioblock”) and the remaining 10 percent interest in January 1999 for an aggregate net purchase price of approximately $136 million.

Bioblock is a distributor of scientific and laboratory instrumentation in France. The results of Bioblock have been included in our international distribution segment from the respective date of acquisition.

Environmental Matters

      A number of our domestic and international operations involve the handling, manufacturing, use or sale of substances that are or could be classified as toxic or hazardous substances within the meaning of applicable environmental laws. Consequently, some risk of environmental damage is inherent in our particular operations and products, as it is with other companies engaged in similar businesses. Our expenses for environmental remediation matters relate to the costs of managing company-wide environmental protection compliance programs, complying with environmental regulations and permitting requirements and installing, operating and maintaining groundwater treatment systems and other remedial activities related to environmental contamination. These expenses were approximately $1.0 million in 2002, and $1.2 million in both 2001 and 2000. We estimate that our expenses for environmental remediation matters will continue to be approximately $1.0 million per year.

      Our Fair Lawn and Somerville, New Jersey, facilities are the subject of administrative consent orders issued by the New Jersey Department of Environmental Protection. These orders require us to maintain groundwater remediation activities at these sites. In addition, as the owner of the Fair Lawn facility, we are listed as a potentially responsible party for remediation of contamination located within an area called the Fair Lawn Wellfields Superfund Site. This site was listed in 1983 on the National Priority List under the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980. This statute, referred to as “CERCLA,” is also known as the “Superfund Act.” We have also been notified that we are among the potentially responsible parties under CERCLA or similar state laws for the costs of investigating or remediating contamination at various other Superfund sites. Other liabilities for environmental matters relate to domestic and international remedial measures and environmental regulatory compliance requirements such as the Clean Air Act, the Clean Water Act and other applicable governmental requirements.

      We cannot predict the potential costs related to environmental matters and the possible impact on future operations given the uncertainties regarding the extent of any required cleanups, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of our responsibility. However, these costs could be material. We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters were $31.0 million and $29.8 million at December 31, 2002 and 2001, respectively.

      Although these environmental liabilities do not include third-party recoveries, we may be entitled to indemnification from third parties for liabilities relating to certain sites. We believe that our accrual is adequate for the environmental liabilities we expect to incur. As a result, we believe that our ultimate liability with respect to environmental matters will not have a material adverse effect on our financial position, results of operations or cash flows. However, we may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of our operations, which could have a material adverse effect on our financial position, results of operations or cash flows.

Foreign and Domestic Operations, Segment Data and Export Sales

      For information regarding foreign and domestic operations and export sales, refer to “Item 8 — Financial Statements and Supplementary Data — Note 21 — Segment and Geographical Financial Information,” which is incorporated herein by reference.

Employees

      As of December 31, 2002, we had approximately 9,100 full-time employees. We consider relations with our employees to be good. We are a party to several collective bargaining agreements that include certain of our laboratory workstation segment manufacturing employees, and certain of our domestic distribution chemical manufacturing employees located in the United States and Mexico.

Management

      Our executive officers and directors, and their ages and positions as of December 31, 2002 are:

Executive Officers and Directors	Age	Position

Paul M. Montrone(3)	61	Chairman of the Board and Chief Executive Officer
Paul M. Meister(3)	50	Vice Chairman of the Board
David T. Della Penta	55	President and Chief Operating Officer
Kevin P. Clark	40	Vice President and Chief Financial Officer
Todd M. DuChene	39	Vice President, General Counsel and Secretary
Robert A. Day(1)(2)	59	Director
Michael D. Dingman(2)	71	Director
Anthony J. DiNovi(3)	40	Director
David V. Harkins	61	Director
Scott M. Sperling(2)(3)	45	Director
W. Clayton Stephens(1)(2)	60	Director
Kent R. Weldon(1)	35	Director

(1)	Member of the Audit Committee.

(2)	Member of Compensation Committee.

(3)	Member of the Executive Committee.

      Paul M. Montrone has served Fisher as an executive officer and director since 1991. Mr. Montrone has been Chairman of the Board since March 1998 and our Chief Executive Officer since prior to 1998. He served as our President from prior to 1996 to 1998 and served as an executive officer and director since 1991. Mr. Montrone is also a director and chairman of The General Chemical Group Inc. (producer of soda ash and calcium chloride), and GenTek Inc. (manufacturer of telecommunications, automotive and performance products), companies which are majority owned and controlled by Mr. Montrone.

      Paul M. Meister has served Fisher as an executive officer since 1991 and a director since 1998. Mr. Meister has been Vice Chairman of the Board since March 2001. He served as Vice Chairman of the Board, Executive Vice President and Chief Financial Officer from March 1998 to February 2001. He served as our Senior Vice President and Chief Financial Officer from prior to 1998. Mr. Meister is also a director and vice chairman of The General Chemical Group Inc. and GenTek Inc., and a director of M&F Worldwide Corp., and Minerals Technologies, Inc. and National Waterworks, Inc.

      David T. Della Penta has been President and Chief Operating Officer since April 1998. From prior to 1996 until April 1998, Mr. Della Penta served as President of Nalge Nunc International, a subsidiary of Sybron International Corporation (now known as Apogent Technologies, Inc.), a medical laboratory device manufacturer.

      Kevin P. Clark has served Fisher as an officer or executive officer since 1996. Mr. Clark has been Vice President and Chief Financial Officer since March 2001. He served as Vice President and Controller from May 1998 to February 2001. Mr. Clark served as our Vice President and Treasurer from September 1997 to May 1998, and as our Assistant Treasurer from prior to 1996 to 1997.

      Todd M. DuChene has been Vice President, General Counsel and Secretary since November 1996.

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

      David V. Harkins has been employed by Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company since prior to 1996 and currently serves as a senior managing director and President of Thomas H. Lee Partners, L.P. Mr. Harkins serves as a director of Conseco Inc., Cott Corporation, Metris Companies, National Dentex (Chairman), Stanley Furniture Company, Inc. and Syratech Corporation.

      Scott M. Sperling has been employed by Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company since prior to 1996 and currently serves as a managing director. Mr. Sperling serves as a director of CTC Communications, GenTek Inc., Vertis, Inc. and Wyndham International.

      W. Clayton Stephens was elected to the Fisher Board on November 1, 2002. Prior to joining Fisher, Mr. Stephens founded Warren Capital Corporation in 1984 and has served as the Director and President of the firm since that time. Mr. Stephens is a member of the advisory board of Sonoma National Bank.

      Kent R. Weldon has been employed by Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company since prior to 1996 and currently serves as a managing director. Mr. Weldon serves as a director of Fairpoint Communications, Inc. and Syratech Corporation.

Available Information

      The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any documents the Company files at the Securities and Exchange Commission’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. The Company’s Securities and Exchange Commission filings are also available to the public free of charge at the Securities and Exchange Commission’s website at www.sec.gov. In addition, all of the company’s filings with the Securities and Exchange Commission are available free of charge through the Company’s website at www.fisherscientific.com immediately upon filing.

Item 2.     Properties

      Our principal executive offices are located in Hampton, New Hampshire. We believe that our property and equipment are generally well maintained, in good operating condition and adequate for our present needs. The inability to renew any short-term real property lease would not have a material adverse effect on our financial statements.

      The following table identifies our principal facilities, which are owned unless otherwise indicated:

Domestic Distribution
Agawam, Massachusetts	Logistics
Allentown, Pennsylvania(b)	Offices, Logistics and Manufacturing
Barrington, Illinois(b)	Manufacturing
Basel, Switzerland(b)	Offices, Logistics and Manufacturing
Camarillo, California(a)	Offices and Manufacturing
Delmar (Newark), Delaware	Logistics
Denver, Colorado(a)	Logistics

Fair Lawn, New Jersey	Manufacturing
Florence, Kentucky	Logistics
Geel, Belgium	Offices, Logistics and Manufacturing
Hanover Park, Illinois	Logistics
Horsham, United Kingdom(b)	Offices, Logistics and Manufacturing
Houston, Texas	Offices and Logistics
Indiana, Pennsylvania	Manufacturing
Melbourne, Australia(b)	Manufacturing
Middletown, Virginia	Manufacturing
Morris Plains, New Jersey(a)	Offices and Logistics
Pittsburgh, Pennsylvania(a)	Offices and Data Center
Santa Clara, California(a)	Logistics
Somerville, New Jersey	Logistics and Manufacturing
Suwanee, Georgia(a)	Offices and Logistics
Trevillett, United Kingdom	Offices and Manufacturing
Vernon Hills, Illinois(a)	Offices and Logistics
Yorba Linda, California(a)	Logistics
International Distribution
Shah Alam, Malaysia(b)	Offices and Logistics
Loughborough, United Kingdom	Offices, Logistics and Manufacturing
Elancourt, France	Offices and Logistics
Schwerte, Germany(b)	Offices and Logistics
Strasbourg, France	Offices and Logistics
Whitby, Ontario, Canada	Logistics
Wohlen, Switzerland	Offices and Logistics
Landsmeer, Netherlands(a)	Offices and Logistics
Lab Workstations
Conklin, New York(b)	Offices and Manufacturing
Mountain Home, Arkansas	Offices and Manufacturing
Two Rivers, Wisconsin	Offices and Manufacturing
Other Properties
Hampton, New Hampshire	Corporate Offices

(a)	Leased

(b)	One property owned, one leased

Item 3.     Legal Proceedings

      We are a party to various lawsuits and other legal proceedings including consolidated multi-party product liability actions for products we allegedly distributed. We believe that the costs incurred in defending and ultimately disposing of most of these claims for personal injury and other matters may be covered by insurance policies previously maintained by several insurance carriers and that the ultimate liability with respect to these matters, if any, will not have a material adverse effect on our results of operations, financial position or cash flows. Refer to “Item 1 — Business — Environmental Matters.”

      We are subject to the jurisdiction of various regulatory agencies including, among others, the United States Food and Drug Administration and the Agency for International Development. Various governmental agencies conduct investigations from time to time to examine matters relating to our operations. Some operations involve and have involved the handling, manufacture, use or sale of substances that are classified as toxic or hazardous substances within the meaning of applicable environmental laws. Consequently, some risk of environmental and other damage is inherent in particular operations and products as it is with other companies engaged in similar businesses, and we cannot assure that material damage will not occur or be discovered or be determined to be material in the future. We are currently involved in various stages of investigation and remediation relative to environmental protection matters. We believe that such investigations and remediation expenditures in connection therewith, individually and in the aggregate, will not have a material adverse effect upon our results of operations, financial condition, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders in the fourth quarter of 2002.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

Market Information

      For information regarding the high and low closing sale prices of our common stock, refer to “Item 8 — Financial Data and Supplementary Information — Note 25 — Unaudited Quarterly Financial Information,” which is incorporated herein by reference.

      The last reported sale price of common stock on the New York Stock Exchange on March 3, 2003 was $28.60 per share. As of March 3, 2003 we had approximately 143 holders of record of our common stock.

Dividends

      We have not paid a cash dividend on common stock during the past five years. In addition, we do not anticipate paying cash dividends on common stock at any time in the foreseeable future.

Equity Compensation Plans

      Following is a summary of equity compensation plan information as of December 31, 2002:

Number of Securities
	Number of Securities to	Weighted-Average	Remaining for Future
	be Issued Upon Exercise	Exercise Price of	Issuance Under Equity
Equity Compensation Plans Approved by Security Holders	of Outstanding Options	Outstanding Options	Compensation Plans

Equity and Incentive Plans	7,740,356	$19.73	4,045,131

      As of December 31, 2002, there were no equity compensation plans not approved by security holders.

Item 6.	Selected Financial Data

      This summary of selected financial data for the five years in the period ended December 31, 2002 should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and the Financial Statements presented elsewhere herein. See “Item 8 — Financial Statements and Supplementary Data — Note 1 — Formation and Background and Note 2 — Summary of Significant Accounting Policies” for a further discussion of the basis of presentation, principles of consolidation and defined terms.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In millions, except per share amounts)
Statement of Operations Data:
Sales	$3,238.4	$2,880.0	$2,622.3	$2,514.5	$2,294.4
Income from operations(a)	245.1	131.1	156.3	146.8	22.8
Income before cumulative effect of accounting change	96.7	16.4	22.7	23.4	(49.5)
Net income (loss)(b)	50.6	16.4	22.7	23.4	(49.5)
Share Data:
Net income (loss) per common share:
Basic income per common share before cumulative effect of accounting change	$1.77	$0.33	$0.57	$0.59	$(1.24)
Cumulative effect of accounting change	(0.84)	—	—	—	—

Basic net income per common share	$0.93	$0.33	$0.57	$0.59	$(1.24)

Diluted income per common share before cumulative effect of accounting change	$1.67	$0.31	$0.51	$0.55	$(1.24)
Cumulative effect of accounting change	(0.80)	—	—	—	—

Diluted net income per common share	$0.87	$0.31	$0.51	$0.55	$(1.24)

Weighted average common shares outstanding:
Basic	54.5	49.4	40.1	40.0	40.0
Diluted	57.9	53.0	44.4	42.8	40.0
Balance Sheet Data (at end of year):
Working capital	$186.1	$120.1	$142.8	$115.3	$107.9
Total assets	1,871.4	1,839.2	1,385.7	1,402.6	1,357.6
Long-term debt	921.8	956.1	991.1	1,011.1	1,022.0

(a)	Includes a $2.2 million ($1.4 million, net of tax) restructuring credit relating to a reduction in estimated severance costs in 2002, $61.2 million ($38.5 million, net of tax) of restructuring and other charges in 2001, $8.4 million ($5.2 million, net of tax) of restructuring credits and other charges in 2000, $11.2 million ($8.6 million, net of tax) of restructuring and other charges in 1999 and $108.4 million ($68.9 million, net of tax) of recapitalization-related costs, restructuring and other charges in 1998. Refer to “Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

(b)	Net income (loss) includes the amounts described in (a) above and in 2002 includes a charge of $11.2 million ($7.1 million, net of tax) consisting of $7.1 million of fixed-swap unwind costs and $4.1 million of deferred financing and other costs associated with the term debt and in 2000 includes a $23.6 million ($14.9 million, net of tax) write down of investments in certain internet-related ventures.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

      We report financial results on the basis of three business segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment manufactures, sells and distributes products to three primary customer markets: scientific research, clinical laboratory and industrial safety. Additionally, this segment provides contract manufacturing, chemical manufacturing and custom chemical synthesis, and pharmaceutical services for phase III and phase IV clinical trials. The international distribution segment sells and distributes products primarily to the scientific research market. The laboratory workstations segment engages in the manufacture and sale of laboratory furniture and fume hoods to the scientific research market and the manufacture and sale of consoles and enclosures in the technology, communication and financial industries.

      In January 2003, we issued and sold $200 million of 8 1/8 percent senior subordinated notes due May 2012 pursuant to Rule 144A and Regulation S of the Securities Act of 1933. The notes were issued as a tack on to our existing 8 1/8 percent indenture and sold at a premium, resulting in a yield of 7.4 percent. In February 2003, we entered into a new credit agreement that includes a five-year revolving facility that provides for initial available borrowings of $175 million and a seven-year, $400 million term loan. The proceeds from the term loan, together with proceeds from the senior subordinated notes, were used to refinance our outstanding $600 million 9 percent senior subordinated notes due in 2008. As a result of this refinancing, the Company expects to incur a charge of approximately $45 million consisting of $27 million of call premiums to be paid in cash and $18 million of non-cash deferred financing fees and other costs. In February 2003, we also entered into a new receivables securitization facility that provides for the sale, on a revolving basis, of certain accounts receivable of up to $225 million.

      In November 2002, we acquired Maybridge Chemical Holdings Limited (“Maybridge”) and Mimotopes Pty. Limited (“Mimotopes”). Maybridge is a United Kingdom-based provider of organic compounds and combinatorial libraries for use in drug discovery. Mimotopes is an Australia-based manufacturer of custom peptides and peptide libraries used in conducting scientific research. These acquisitions had an aggregate net purchase price of $53.2 million and were funded with cash on hand. The results of Maybridge and Mimotopes have been included in our domestic distribution segment from their respective dates of acquisition.

      In July 2002, we acquired a Netherlands-based distributor operating under the names Retsch and Emergo, further enhancing our position in northern Europe. Retsch and Emergo are distributors of instruments, equipment and supplies to the scientific research and industrial markets. The net purchase price of $7.9 million was funded using cash on hand. The results of Retsch and Emergo have been included in the international distribution segment from the date of acquisition. We are currently in the process of consolidating our existing Netherlands-based operations with the acquired Retsch and Emergo operations. This consolidation will be focused on the elimination of operational inefficiencies created by redundancies in headcount, systems and office and warehouse facilities.

      In April 2002, we issued and sold $150.0 million of 8 1/8 percent 10-year senior subordinated notes pursuant to Rule 144A and Regulation S of the Securities Act of 1933. We used the net proceeds from this offering, together with proceeds from the sale of accounts receivable through our receivables securitization facility and cash on hand, to repay bank term debt totaling $211.3 million. As a result of this refinancing, we recorded an $11.2 million charge consisting of $7.1 million of fixed-swap unwind costs and $4.1 million of deferred financing and other costs associated with the term debt. In July 2002, we exchanged these securities through an Exchange Offering with SEC registered securities.

      In November 2001, we acquired Cole-Parmer, a leading worldwide manufacturer and distributor of specialty technical instruments, appliances, equipment and supplies. The purchase price for this acquisition was $208.5 million in cash. The results of Cole-Parmer have been included in the domestic distribution segment from the date of acquisition.

      In February 2001, we acquired the pharmaceutical packaging services business of Covance, which we renamed Fisher Clinical Services Inc. (“FCS”). FCS enables pharmaceutical and biotechnology companies and other customers to outsource the packaging, labeling and distribution of prescription drugs used in phase III and IV clinical trials. We paid an adjusted purchase price of approximately $133 million in a cash transaction. The results of FCS have been included in the domestic distribution segment from the date of acquisition.

Results of Operations

      The following table sets forth our sales and income from operations by segment for the years ended December 31 (in millions):

	Sales			Income from Operations

	2002	2001	2000	2002	2001	2000

Domestic distribution	$2,776.0	$2,439.9	$2,187.3	$210.8	$181.3	$154.2
International distribution	448.4	425.4	418.5	21.4	18.6	16.6
Laboratory workstations	193.9	178.6	165.2	11.7	8.7	7.3
Eliminations	(179.9)	(163.9)	(148.7)	(1.0)	0.4	(0.1)

Segment sub-total	3,238.4	2,880.0	2,622.3	242.9	209.0	178.0
Restructuring and other charges (credits)	—	—	—	(2.2)	59.7	(2.0)
Nonrecurring charges	—	—	—	—	1.5	10.4
Goodwill amortization	—	—	—	—	16.7	13.3

Total	$3,238.4	$2,880.0	$2,622.3	$245.1	$131.1	$156.3

Sales

      Sales increased 12.4 percent to $3,238.4 million in 2002 from $2,880.0 million in 2001. Excluding the effect of foreign exchange, sales increased 11.9 percent in 2002 compared with 2001. Sales increased 9.8 percent to $2,880.0 million in 2001 from $2,622.3 million in 2000. Excluding the effect of foreign exchange, sales increased 10.5 percent in 2001 compared with 2000. The increase in the growth rate in 2002 compared with 2001 was attributable to sales from our Cole-Parmer acquisition and an increase in our base business. The increase in the 2001 growth rate was primarily attributable to the four acquisitions completed during 2001. Excluding the effect of foreign exchange, we are forecasting sales growth to range between 5 percent and 6 percent for 2003.

      Sales in the domestic distribution segment increased 13.8 percent to $2,776.0 million in 2002 from $2,439.9 million in 2001. Domestic distribution sales increased 11.6 percent to $2,439.9 million in 2001 from $2,187.3 million in 2000. The 2002 sales growth in our domestic distribution segment is attributable to the effect of the Cole-Parmer acquisition completed in November 2001 and an increase in our base business growth rate to approximately 6 percent for 2002 from approximately 5 percent in 2001. Excluding the effect of foreign exchange, we are forecasting domestic distribution sales growth to range between 5.5 percent and 6.5 percent for 2003, primarily reflecting growth in our base business.

      Sales in the international distribution segment increased 5.4 percent to $448.4 million in 2002 from $425.4 million in 2001. Excluding the effect of foreign exchange, sales increased 2.4 percent in 2002. International distribution sales increased 1.6 percent to $425.4 million in 2001 from $418.5 million in 2000. Excluding the effect of foreign exchange, sales increased 5.5 percent in 2001. The decrease in the 2002 growth rate, excluding the effect of foreign exchange, was primarily due to our strategy to focus on higher-margin sales in our international distribution segment. Excluding the effect of foreign exchange, the increase in the 2001 growth rate from 1.6 percent in 2000 was attributable to increased volume in Europe and Asia-Pacific. We are forecasting international distribution growth to range between 4 percent and 5 percent for 2003, excluding the effect of foreign exchange, reflecting a focus on profitable sales growth in 2003.

      Sales in the laboratory workstations segment increased 8.6 percent to $193.9 million in 2002 from $178.6 million in 2001. Included in the 2002 sales was $12.3 million related to a homeland security order awarded to us in the fourth quarter that we do not anticipate to repeat in 2003. Laboratory workstations’ sales increased 8.1 percent to $178.6 million in 2001 from $165.2 million in 2000. Backlog in this segment remained relatively stable at $108 million compared with $110.1 million a year ago. We are forecasting sales growth in our laboratory workstation segment to slow to 1 percent in 2003, primarily due to the effect of the homeland security order in 2002.

Gross Profit

      Gross profit increased 16.0 percent to $855.1 million, or 26.4 percent of sales in 2002 from $737.2 million, or 25.6 percent of sales, in 2001. Gross profit increased 13.7 percent to $737.2 million in 2001 from $648.3 million, or 24.7 percent of sales, in 2000. The increase in 2002 gross profit as a percent of sales was primarily attributable to the impact of the Cole-Parmer acquisition completed in 2001. The increase in gross profit as a percent of sales from 2000 to 2001 was attributable to acquisitions completed in 2001. We are forecasting a small increase in gross profit as a percentage of sales in 2003 due to our acquisitions completed in 2002 and our continued strategy to increase sales of our higher margin proprietary products.

Selling, General and Administrative Expense

      Selling, general and administrative expense increased 12.0 percent to $612.2 million, or 18.9 percent of sales, in 2002, from $546.4 million, or 19.0 percent of sales, in 2001. Selling, general and administrative expense increased 10.6 percent in 2001 from $494.0 million, or 18.8 percent of sales, in 2000. Reflecting the non-amortization of goodwill of $16.7 million, selling, general and administrative expense was $529.7 million, or 18.4 percent of sales, in 2001. In 2000, selling, general and administrative expense included $5.5 million of costs for business combinations not consummated, $3.7 million of non-cash compensation expense related to a change in the terms of certain common stock options, and $1.2 million of expense related to targeted workforce reductions. Excluding those charges and reflecting the non-amortization of goodwill of $13.3 million, selling, general and administrative expense was $470.3 million, or 17.9 percent of sales, in 2000. The increase in selling, general and administrative expense as a percentage of sales for 2002 was attributable to the acquisitions completed in 2001, primarily Cole-Parmer, and certain integration costs related to our acquisition of Retsch and Emergo, as well as strategic investments in sales and marketing systems, offset by improvements in our base business as a result of both fixed-cost leverage and savings from our 2001 restructuring plan. The increase in selling, general and administrative expense as a percentage of sales in 2001 was primarily due to acquisitions completed in 2001. We are forecasting some improvement in selling, general and administrative expense as a percentage of sales in 2003, representing fixed-cost leverage partially offset by continued strategic investments.

Restructuring and Other Charges (Credits)

      During 2001, we implemented restructuring plans focused on integration of certain international operations and a streamlining of domestic operations, including the consolidation of office, warehouse and manufacturing facilities and the discontinuance of certain product lines (collectively the “2001 Restructuring Plan”). As a result of these actions, we recorded a restructuring charge of $27.0 million. The restructuring charge reflects $18.3 million related to estimated employee separation costs and $8.7 million of exit costs. The charge for employee separation arrangements relates to termination and other severance costs associated with 780 salaried and hourly employees severed as part of this plan. The exit costs represent primarily lease-cancellation costs and costs associated with the discontinuance of certain product lines. The domestic distribution, international distribution and laboratory workstations segments accounted for $20.3 million, $6.6 million and $0.1 million, respectively, of this charge.

      During 2002, the Company recorded an aggregate net restructuring credit of $2.2 million for the reversal of certain costs accrued in the 2001 Restructuring Plan. The restructuring credits are primarily related to a reduction in estimated severance costs due to the election of certain employees to voluntarily separate from the Company. In addition, cash payments under the 2001 Restructuring Plan during 2002 were $7.6 million, and the related accrual balance was $3.6 million as of December 31, 2002.

      In connection with the May 2001 stock offering, we accelerated the vesting of options to purchase approximately 2.3 million shares of common stock, with an average exercise price of $20.85 per share. These options were then converted into the right to receive approximately 1.0 million shares of common stock, issued and deposited into a rabbi trust. The number of shares issued was determined by dividing the “spread” value of the option (the difference between the last reported sale price on March 30, 2001 of $35.44, the date of the transaction, and the exercise price of the option) by $35.44. As a result of these transactions, we recorded a primarily non-cash compensation charge of $33.5 million during 2001.

      During 2001 we also reversed $0.8 million of accruals from restructuring charges recorded in years prior to 2001 due to actual costs being lower than originally estimated. The domestic distribution and international distribution segment accounted for $0.7 million and $0.1 million of the restructuring credit, respectively.

      In 2000, we recorded a restructuring credit of $2.0 million, consisting of $0.7 million related to revisions in estimated separation costs and $1.3 million related to revised estimates in total costs for restructuring charges prior to 2000. The restructuring credit related to our domestic distribution and international distribution segments equally.

Income from Operations

      Income from operations increased 87.0 percent to $245.1 million in 2002 from $131.1 million in 2001. Income from operations decreased 16.1 percent to $131.1 million in 2001 from $156.3 million in 2000. Excluding restructuring credits of $2.2 million in 2002, and net restructuring and other charges of $61.2 million plus goodwill amortization of $16.7 million in 2001, each as discussed above, income from operations increased 16.2 percent to $242.9 million, or 7.5 percent of sales, in 2002 from $209.0 million, or 7.3 percent of sales, in 2001. The increase in income from operations as a percentage of sales, as adjusted for 2002, was attributable to our acquisition of Cole-Parmer, completed in 2001, as well as improvements in our base business, partially offset by strategic investments. Excluding net restructuring credits and other charges of $8.4 million plus goodwill amortization of $13.3 million, as discussed above, income from operations in 2000 was $178.0 million, or 6.8 percent of sales. The increase in income from operations as a percentage of sales, as adjusted, for 2001 was primarily due to acquisitions completed in 2001. We are forecasting income from operations as a percentage of sales to range between 7.7 percent and 7.9 percent for 2003.

      Income from operations in the domestic distribution segment increased 16.3 percent to $210.8 million, or 7.6 percent of segment sales, for 2002 from $181.3 million, or 7.4 percent of segment sales, in 2001. Domestic distribution income from operations increased 17.6 percent to $181.3 million in 2001 from $154.2 million, or 7.0 percent of segment sales, in 2000. The increase in domestic distribution income from operations as a percentage of sales for 2002 was attributable to the Cole-Parmer acquisition completed in 2001 as well as improvements in our base business, partially offset by strategic investments. The increase in domestic distribution income from operations as a percentage of sales for 2001 was primarily related to the acquisitions we completed in 2001. We are forecasting income from operations as a percentage of segment sales to range between 7.6 percent and 7.8 percent for 2003.

      Income from operations in the international distribution segment increased 15.1 percent to $21.4 million, or 4.8 percent of segment sales, in 2002, from $18.6 million, or 4.4 percent of segment sales, in 2001. International distribution income from operations increased to $18.6 million in 2001 from $16.6 million, or 4.0 percent of segment sales, in 2000. The increase in international distribution income from operations as a percentage of sales in 2002 was due to our strategy to focus on improving operating margin through increased gross margins and reduced selling, general and administrative expense. We are forecasting international distribution income from operations as a percentage of segment sales to range between 5.5 percent and 6.5 percent for 2003.

      Income from operations in the laboratory workstations segment increased 34.5 percent to $11.7 million, or 6.0 percent of segment sales in 2002 from $8.7 million, or 4.9 percent of segment sales, in 2001. Laboratory workstations income from operations increased to $8.7 million in 2001 from $7.3 million, or 4.4 percent of segment sales, in 2000. The increase in laboratory workstations income from operations in 2001 was due to an increase in sales volume. We are forecasting laboratory workstations income from operations as a percentage of segment sales to range between 5.5 percent and 6.0 percent for 2003.

Interest Expense

      Interest expense for 2002, 2001 and 2000 was $91.3 million, $99.5 million and $99.1 million, respectively. The decrease from 2001 to 2002 was attributable to a reduction in the average outstanding debt balance coupled with a decrease in the weighted average interest rate incurred on short-term borrowings. We are forecasting a decrease in interest expense for 2003 of between $12 million and $14 million related to the refinancing of our debt.

Other Expense, Net

      Other expense, net increased to $12.3 million in 2002 from $1.3 million in 2001. Other expense, net decreased to $1.3 million in 2001 from $19.4 million in 2000. In connection with our offering of 8 1/8 percent notes in 2002, we recorded a charge in other expense, net of $11.2 million ($7.1 million, net of tax), consisting of $7.1 million of fixed-swap unwind costs and $4.1 million of deferred financing and other costs associated with the retirement of bank term debt resulting in an increase in other expense, net in 2002. Other expense, net in 2001 consists of $6.0 million in equity losses offset by interest income earned from proceeds on the May 2001 public offering. Other expense, net in 2000 included a $23.6 million write-down to fair market value of investments in certain Internet-related ventures, primarily ProcureNet, which was spun off in 1999. We expect to record a charge of approximately $45 million in the first quarter of 2003 consisting of $27 million of call-premiums to be paid in cash and $18 million of non-cash deferred financing and other costs associated with the redemption of the 9 percent senior subordinated notes.

Income Tax Provision

      The income tax provision for 2002 increased to $44.8 million from $13.9 million in 2001. The income tax provision for 2001 decreased to $13.9 million from $15.1 million in 2000. The effective tax rate was 31.7 percent for 2002 compared with 45.9 percent for 2001 and 40.0 percent for 2000. The increase in the effective tax rate for 2001 compared with the effective tax rate for 2000 was a result of restructuring and stock compensation charges. Excluding the effect of the restructuring and stock compensation charges, the adjusted 2001 effective tax rate would have been 40 percent. Approximately five percentage points of the improvement in the 2002 effective tax rate as compared with the 2001 effective tax rate, as adjusted, are due to the implementation of tax-planning strategies and the remaining three percentage points are due to the elimination of non-deductible goodwill amortization. We are forecasting an effective tax rate of 30 percent for 2003.

Cumulative Effect of Accounting Change

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

      SFAS 142 requires the use of a nonamortization approach to account for goodwill and indefinite-lived intangible assets. Under the nonamortization approach, goodwill and indefinite-lived intangible assets will not be amortized but instead will be reviewed for impairment and written down with a resulting charge to operations in the period in which the recorded value of goodwill and indefinite-lived intangible assets exceeds its fair value. The adoption of SFAS 142 required us to reassess the useful lives and residual values of all intangible assets and make any necessary amortization adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of our intangible assets. Additionally, SFAS 142 required us to perform an evaluation of whether goodwill and indefinite-lived intangible assets were impaired as of January 1, 2002, the effective date of the statement for the Company.

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

      During 2002, we completed our transitional assessment in accordance with SFAS 142 to determine if goodwill was impaired as of January 1, 2002. As a result, we recorded a non-cash charge of $63.8 million ($46.1 million, net of tax) in our statement of operations reflecting the cumulative effect of the accounting change to adjust goodwill to its current fair-value. The international distribution segment and laboratory workstations segment accounted for $19.7 million and $44.1 million of the charge, respectively.

      The impairment charge in the international distribution segment related to certain of our smaller-market distribution businesses where operating performance was lower than originally forecasted. Our laboratory workstations segment is sensitive to changes in capital spending, and several of the markets to which the laboratory workstations segment sells, including the technology industry, experienced a significant economic slowdown causing a reduction in capital spending in those markets. As a result, sales growth was significantly less than originally forecasted, resulting in decreased profitability.

      SFAS 142 also requires that goodwill be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform the annual tests for indications of goodwill impairment as of October 31 of each year. As of October 31, 2002, there were no additional impairments of goodwill. Future impairments of goodwill, if any, will be recorded to operating income in our statement of operations.

Liquidity and Capital Resources

      For the year ended December 31, 2002, cash generated from operating activities was $159.3 million compared with $158.6 million in 2001. The increase in cash from operations is due to an increase in net income offset primarily by $20 million in cash pension contributions and $7.6 million of spending related to our 2001 restructuring plans. We expect cash flow from operations to be between $180 million and $190 million in 2003.

      During 2002, we used $105.4 million of cash for investing activities compared with $419.6 million in 2001. The change in cash used for investing activities is primarily attributable to a decrease in acquisition spending. Capital expenditures totaled $43.9 million in 2002 compared with $40.1 million in 2001. We expect to invest approximately $60 million in capital expenditures in 2003, reflecting continued facility consolidation and increased investment in our chemical manufacturing and pharmaceutical services. In July 2002, we acquired a Netherlands-based distributor operating under the names Retsch and Emergo for a purchase price of $7.9 million and in November 2002 we acquired two companies named Maybridge and Mimotopes. Maybridge is a United Kingdom-based provider of organic compounds and combinatorial libraries for use in drug discovery. Mimotopes is an Australia-based manufacturer of custom peptides and peptide libraries used in conducting scientific research. These acquisitions had an aggregate purchase price of $53.2 million. Investing activities in 2001 consisted of $371.2 million for strategic acquisitions, primarily FCS and Cole-Parmer. Although we intend to continue pursuing acquisitions of complementary businesses that will enhance our growth and profitability, we currently have no commitment, understanding or arrangement relating to any additional acquisitions.

      During 2002, financing activities used $94.6 million versus cash provided by financing activities of $270.0 million in 2001. The use of cash was primarily related to the repayment of debt. In April 2002, we issued $150.0 million of 8 1/8 percent 10-year senior subordinated notes. We used the net proceeds from the $150.0 million 8 1/8 percent senior subordinated notes, together with proceeds from the sale of accounts receivables through our receivables securitization facility and cash on hand, to retire bank term debt totaling $211.3 million. Financing activities in 2001 primarily consisted of our May 2001 underwritten offering of common stock from which we received net proceeds of $289.9 million that were used to fund acquisitions during 2001.

      On January 14, 2003, the Company issued and sold $200 million of 8 1/8 percent senior subordinated notes due in May 2012 at a premium resulting in a yield of 7.4 percent. On February 14, 2003, the Company entered into a new credit facility (the “Credit Facility”) with a group of financial institutions, consisting of (i) a $400 million term loan facility (the “Term Facility”), which contains a provision that, upon the Company’s future request, and subject to the fulfillment of certain conditions, an additional $250 million incremental term facility may be drawn (the “Incremental Term Facility”) and (ii) a $175 million revolving credit facility (the “Revolving Facility”). The Revolving Facility includes a sub-limit for the issuance of letters of credit. Commitments under the Revolving Facility expire on March 31, 2008. The Term Facility requires the Company to make quarterly repayments of principal equal to $1 million through March 31, 2009, and quarterly repayments of principal equal to $94 million beginning June 30, 2009 through the maturity of the Term Facility on March 31, 2010. The Credit Facility replaces the previous credit facility entered into in January 1998.

      In addition, on February 14, 2003, the Company, through its subsidiary Fisher Scientific Company L.L.C., borrowed $71.5 million of the $175 million available under the Revolving Facility to refinance amounts outstanding under the revolving credit portion of the previous credit facility entered into in 1998.

      Proceeds from the 8 1/8 percent senior subordinated notes and the Term Facility were used to refinance the Company’s 9 percent senior subordinated notes due in 2008. In conjunction with the refinancing of the 9 percent senior subordinated notes, the Company expects to incur a charge of approximately $45 million consisting of $27 million of call premiums to be paid in cash and $18 million of non-cash deferred financing fees and other costs. The Company is anticipating that this refinancing will reduce interest expense in 2003 by approximately $12 million to $14 million.

      On February 14, 2003, the Company entered into a new $225 million receivables security facility (“Receivables Securitization”), which provides for the sale, on a revolving basis, of all of the accounts receivable of Fisher Scientific Company L.L.C., Cole Parmer Instrument Company, Fisher Clinical Services Inc., and Fisher Hamilton L.L.C. to FSI Receivables Company LLC, formerly named FSI Receivables Corp. (“FSI”), a special purpose, bankruptcy remote indirect wholly owned subsidiary of the Company.

      The following table summarizes maturities for the Company’s significant financial obligations as of December 31, 2002 (in millions):

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 Years

Long-Term Debt	$921.8	$—	$157.0	$4.7	$760.1
Operating Leases	132.9	22.7	33.1	23.9	53.2
Unconditional Purchase Obligations	0.1	0.1	—	—	—

Total Contractual Obligations	$1,054.8	$22.8	$190.1	$28.6	$813.3

      In addition to the contractual obligations noted above, the Company has outstanding standby letters of credit totaling $27.2 million expiring over the next year.

      We expect to satisfy our short-term funding requirements from free operating cash flow, together with cash and cash equivalents on hand or available through the new Credit Facility. A change in demand for the Company’s goods and services, while unlikely, would reduce free operating cash flow available to fund our operations. If such a decrease in demand were significant and free operating cash flow were reduced significantly, we could utilize the Receivables Securitization facility (see “Item 8 — Financial Statements and Supplementary Data — Note 23 Subsequent Events”) to the extent that we have qualified receivables to sell through the facility. We believe that these funding sources are sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. We may seek to raise additional funds from public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisition of businesses or products. There can be no assurance that additional funds will be available at all or that, if available, will be obtained at terms favorable to us. Additional financing could also be dilutive.

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including among others, those related to product returns, bad debts, inventory obsolescence, investments, intangible assets, income taxes, warranty obligations, restructuring costs, retirement and insurance costs, and contingencies and litigation. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We record reductions to revenue for estimated returns. Should a greater amount of products be returned to us, additional reductions to revenue may be required. We also provide for the estimated cost of product warranties at the time revenue is recognized. Although our facilities undergo quality assurance and testing procedures throughout the production process and we monitor our suppliers for Fisher branded products, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Although our actual product returns and warranty costs have not historically fluctuated, should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required.

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We provide for the allowance for doubtful accounts when it becomes likely and known that the financial condition of our customer deteriorated, resulting in the customer’s inability to make payments. If those conditions change, changes to the allowance for doubtful accounts may be necessary. Historically, our annual provision for doubtful accounts has approximated the related write-offs.

      We write down our inventory for estimated obsolescence to the difference between the cost of inventory and the estimated market value based upon assumptions about current and future demand and market conditions. For our inventories of distributed products, current demand is generally the last twelve-months sales and future demand is generally forecasted for a twelve-month period. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

      We annually perform an evaluation of whether goodwill and indefinite-lived intangible assets are impaired or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair value is determined using a combination of discounted cash flow and multiple of earnings valuation techniques. Our estimates are based upon historical trends, management’s knowledge and experiences, and overall economic factors. To the extent those factors may change and impact the fair value of a reporting unit, measurement and write-downs, if any, of goodwill and indefinite-lived intangible assets may be required.

      The Company has defined benefit pension plans covering a significant number of domestic and international employees. Accounting for these plans requires the use of actuarial assumptions including estimates on the expected long-term rate of return on assets and discount rates. In order to make informed assumptions, management relies on outside actuarial experts as well as public market data and general economic information. Our pension cost is based on certain assumptions, including our expected long-term rate of return on plan assets. A majority of our plans benefit obligations and plan assets relate to our U.S.-based plan which returned an approximate 7 percent loss on plan assets for 2002 and a ten-year return on plan assets of approximately 9 percent. As of December 31, 2002, we assumed a long-term rate of return on plan assets of 8.75 percent. A 50 basis point change in our long-term rate of return on plan assets assumption would result in a change in our pension cost of approximately $1.0 million. We continually assess these assumptions based on market conditions, and if those conditions change, pension cost may be adjusted accordingly. At December 31, 2002 our pension programs were underfunded by approximately $24 million, the result of underfunded international plans. Our U.S.-based plan was fully-funded at December 31, 2002. In addition, our underfunded status includes an additional $20 million for an executive retirement program which has assets approximating this obligation included in other assets on our balance sheet. Each of our plans are in compliance with minimum funding requirements.

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

      Although we consider these policies to require management’s more complex estimates and assumptions, you may refer to “Item 8 — Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” for a description of our accounting policies necessary for a complete understanding of our financial statements.

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. It is not deemed reasonably possible that the adoption of this statement will have a material effect on the Company’s financial position or results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) which amends FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2003. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will include the required interim disclosure provisions in its financial statements for the quarter ending March 31, 2003. The adoption of this statement will not have a material effect on the Company’s financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also enhances guarantor’s disclosure requirements to be made in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the enhanced disclosure requirements in the current quarter. In the normal course of business, the Company does not issue guarantees to third-parties; accordingly, this interpretation will not have an effect on the Company’s financial position or results of operations.

      In November 2002, the Emerging Issues Task Force issued EITF Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”, (“EITF 00-21”) effective for arrangements entered into after June 15, 2003. EITF 00-21 defines units of accounting for arrangements with multiple deliverables resulting in revenue being allocated over the units of accounting for revenue recognition purposes. The adoption of this consensus is not anticipated to have a material effect on the Company’s financial position or results of operations.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of a liability for costs associated with an exit plan or disposal activity when incurred and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, which allowed recognition at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by the Company after December 31, 2002. The adoption of this statement is not anticipated to have a material effect on the Company’s financial position or results of operations.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement will not have a material effect on the Company’s financial position or results of operations.

Control of the Company

      As of February 25, 2003, certain affiliates of Thomas H. Lee Company (“THL”) (“THL Entities”), JP Morgan Partners (“JP Morgan”), Merrill Lynch & Co. (“Merrill Lynch”) and Credit Suisse First Boston (USA), Inc. (“CSFB” and, together with the THL Entities, JP Morgan and Merrill Lynch, the “Equity Investors”) owned (on a diluted basis) 19.5 percent of our issued and outstanding common stock, with the THL Entities owning 12.7 percent of such outstanding stock. These Equity Investors and certain members of management entered into an Investor’s Agreement dated January 21, 1998, as amended (the “Investor’s Agreement”). The Investor’s Agreement provides that our Board of Directors will compromise at least nine, but not more than ten directors, four of whom will be appointed by the THL Entities, one of whom will be appointed by DLJ Merchant Banking Partners II, L.P., one whom will be Paul M. Montrone and one whom will be Paul M. Meister. Accordingly, the Equity Investors have significant control over us and have the power to elect a majority of our directors. The directors elected pursuant to the Investor’s Agreement will have the authority to make decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends, appoint new management and approve any action requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets. There can be no assurance that the interests of the Equity Investors will not conflict with the interests of our other shareholders. Sales or other dispositions of our common stock by the Equity Investors as well as new requirements of the New York Stock Exchange and under the Sarbanes-Oxley Act of 2002, may affect or change the composition of our board of directors.

Cautionary Factors Regarding Forward-Looking Statements

      This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions including, among other things:

1.	our outstanding indebtedness and leverage, and the restrictions imposed by our indebtedness;

2.	the effects of domestic and international economic, political and business conditions on our businesses;

3.	the high degree of competition of certain of our businesses, and the potential for new competitors to enter into these businesses;

4.	the extent to which we undertake new acquisitions or enter into strategic joint ventures or partnerships, and the terms of any such acquisition or strategic joint venture or partnership;

5.	future modifications to existing environmental laws and regulations and governmental orders or decrees respecting remediation or clean up;

6.	discovery of unknown contingent liabilities, including environmental contamination at or emanating from our facilities and liability with respect to products we distribute and manufacture;

7.	fluctuations in interest rates and in foreign currency exchange rates;

8.	availability, or increases in the cost, of raw materials and other inputs used to make our products;

9.	the loss of major customers or suppliers including any provider of shipping services; and

10.	our ability to generate free cash flow or to obtain sufficient resources to finance working capital and capital expenditure needs.

      Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements. All forward-looking statements reflect our present expectations of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

      You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the document incorporated by reference in this Annual Report. The Company is under no obligation, and expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      In the normal course of business, we use derivative financial instruments, including interest rate swaps and options and foreign currency forward exchange contracts and options, and commodity swaps and options to manage market risks. Additional information regarding our financial instruments is contained in “Item 8 — Financial Statements and Supplementary Data — Note 5 — Fair Value of Financial Instruments and Note 13 — Debt.” The objective in managing our exposure to changes in interest rates is to limit the impact of these changes on earnings and cash flow and to lower our overall borrowing costs. The objective in managing our exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flow associated with these changes. The objective in managing our exposure to energy commodities is to reduce our volatility on earnings and cash flow associated with these changes. Our principal currency exposures are in the major European currencies and in the Canadian dollar. We do not hold derivatives for trading purposes.

      We measure our market risk related to our holdings of financial instruments based on changes in interest rates, foreign currency rates and commodities utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10 percent change in these market rates. We used year-end market rates on our financial instruments to perform the sensitivity analysis. We do not include items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits in the analysis.

      Our primary interest rate exposures relate to cash, fixed and variable rate debt and interest rate swaps and options. The potential loss in fair values is based on an immediate change in the net present values of our interest rate sensitive exposures resulting from a 10 percent change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10 percent change in rates. A hypothetical 10 percent change in interest rates would not have had a material impact on our fair values, cash flows or earnings for either 2002 or 2001.

      Our primary currency rate exposures relate to our intercompany debt, foreign cash and foreign currency forward and option contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10 percent shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10 percent change in currency exchange rates. A hypothetical 10 percent change in the currency exchange rates would not have had a material impact on the fair values, cash flows or earnings for either 2002 or 2001.

      Our primary commodity exposures relate to our use of diesel fuel for transportation and natural gas for manufacturing and heating purposes, as well as swaps and options. The potential loss in fair values is based on an immediate change in the net present value of our commodity exposures resulting from a 10 percent change in market rates. The potential loss in cash flows and earnings would not have had a material impact on our fair values, cash flows or earnings for either 2002 or 2001.

Item 8.	Financial Statements and Supplementary Data

FISHER SCIENTIFIC INTERNATIONAL INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Fisher Scientific International Inc.:

      We have audited the accompanying balance sheets of Fisher Scientific International Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related statements of operations, cash flows, and changes in stockholders’ equity (deficit) and other comprehensive income (loss) for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the financial statements present fairly, in all material respects, the financial position of Fisher Scientific International Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 3 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”.

/s/ DELOITTE & TOUCHE LLP

New York, New York

January 28, 2003 (February 14, 2003 as to Note 23)

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In millions, except per share data)
Sales	$3,238.4	$2,880.0	$2,622.3
Cost of sales	2,383.3	2,142.8	1,974.0
Selling, general and administrative expense	612.2	546.4	494.0
Restructuring and other charges (credits)	(2.2)	59.7	(2.0)

Income from operations	245.1	131.1	156.3
Interest expense	91.3	99.5	99.1
Other expense, net	12.3	1.3	19.4

Income before income taxes and cumulative effect of accounting change	141.5	30.3	37.8
Income tax provision	44.8	13.9	15.1

Income before cumulative effect of accounting change	96.7	16.4	22.7
Cumulative effect of accounting change, net of tax	(46.1)	—	—

Net income	$50.6	$16.4	$22.7

Basic income per common share before cumulative effect of accounting change	$1.77	$0.33	$0.57
Cumulative effect of accounting change, net of tax	(0.84)	—	—

Basic net income per common share	$0.93	$0.33	$0.57

Diluted income per common share before cumulative effect of accounting change	$1.67	$0.31	$0.51
Cumulative effect of accounting change, net of tax	(0.80)	—	—

Diluted net income per common share	$0.87	$0.31	$0.51

Weighted average common shares outstanding:
Basic	54.5	49.4	40.1

Diluted	57.9	53.0	44.4

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

BALANCE SHEET

	December 31,

	2002	2001

	(In millions, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$38.8	$75.1
Accounts receivable, net	358.0	332.0
Inventories	267.8	261.4
Other current assets	104.8	89.3

Total current assets	769.4	757.8
Property, plant and equipment	332.7	322.1
Goodwill	508.1	507.4
Other assets	261.2	251.9

Total assets	$1,871.4	$1,839.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$23.9	$75.7
Accounts payable	347.9	336.1
Accrued and other current liabilities	211.5	225.9

Total current liabilities	583.3	637.7
Long-term debt	921.8	956.1
Other liabilities	232.8	222.1

Total liabilities	1,737.9	1,815.9

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized, none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 54,675,513 and 54,194,484 shares issued; and 54,638,907 and 54,157,878 shares outstanding, at December 31, 2002 and 2001, respectively)	0.5	0.5
Capital in excess of par value	676.4	661.1
Accumulated deficit	(504.9)	(555.5)
Accumulated other comprehensive loss	(37.5)	(81.8)
Treasury stock, at cost (36,606 shares at December 31, 2002 and 2001)	(1.0)	(1.0)

Total stockholders’ equity	133.5	23.3

Total liabilities and stockholders’ equity	$1,871.4	$1,839.2

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In millions)
Cash flows from operating activities:
Net income	$50.6	$16.4	$22.7
Adjustments to reconcile net income to cash provided by operating activities:
Restructuring and other charges (credits), net of cash expended	(2.2)	46.1	(2.0)
Debt refinancing	11.2	—	—
Goodwill write-off	46.1	—	—
Depreciation and amortization	74.9	82.0	63.6
Write down of investments	—	—	23.6
Other noncash expenses	1.2	6.0	6.3
(Gain) loss on sale of property, plant and equipment and write-offs	1.0	(0.6)	0.6
Deferred income taxes	36.1	(0.3)	2.3
Changes in working capital:
Accounts receivables, net	(11.6)	8.9	6.8
Inventories	5.5	10.0	5.9
Accounts payable	6.0	13.8	2.8
Other working capital	(16.8)	4.5	1.4
Other assets and liabilities	(42.7)	(28.2)	(26.8)

Cash provided by operating activities	159.3	158.6	107.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	(61.1)	(371.2)	(23.1)
Capital expenditures	(43.9)	(40.1)	(29.4)
Proceeds from sale of property, plant and equipment	0.2	2.4	1.7
Other investments	(0.6)	(10.7)	(6.3)

Cash used in investing activities	(105.4)	(419.6)	(57.1)

Cash flows from financing activities:
Proceeds from sale of common stock	—	289.9	—
Long-term debt proceeds	163.3	—	8.1
Long-term debt payments	(228.1)	(29.5)	(20.9)
Change in short-term debt, net	(26.4)	7.2	1.3
Proceeds from stock options exercised	6.4	3.1	0.4
Acquisition of treasury stock	—	(0.7)	—
Debt refinancing costs	(9.8)	—	—
Changes in amounts sold under the accounts receivable securitization, net	—	—	(21.7)

Cash provided by (used in) financing activities	(94.6)	270.0	(32.8)

Effect of exchange rate changes on cash	4.4	0.1	(1.6)

Net change in cash and cash equivalents	(36.3)	9.1	15.7
Cash and cash equivalents — beginning of year	75.1	66.0	50.3

Cash and cash equivalents — end of year	$38.8	$75.1	$66.0

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, net of refunds	$15.6	$8.5	$1.8

Interest	$83.5	$92.2	$93.2

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

AND OTHER COMPREHENSIVE INCOME (LOSS)
(In millions)

				Shares		Accumulated
		Capital in		To Be		Other			Other
		Excess of	Shares	Distributed		Comprehensive			Comprehensive
	Common	Par	Deposited	From	Accumulated	Income	Treasury		Income
	Stock	Value	In Trust	Trust	Deficit	(Loss)	Stock	Total	(Loss)

Balance at January 1, 2000	$0.4	$315.8	$(29.9)	$29.9	$(594.6)	$(51.6)	$(0.6)	$(330.6)
Net income	—	—	—	—	22.7	—	—	22.7	$22.7
Foreign currency translation adjustment	—	—	—	—	—	(14.3)	—	(14.3)	(14.3)
Unrealized investment gain	—	—	—	—	—	0.3	—	0.3	0.3
Minimum pension liability	—	—	—	—	—	(0.3)	—	(0.3)	(0.3)

Subtotal — other comprehensive income									$8.4

Proceeds from stock options	—	0.4	—	—	—	—	—	0.4
Tax benefit from stock options	—	0.3	—	—	—	—	—	0.3
Compensation related to the grant of stock options	—	5.0	—	—	—	—	—	5.0
Expiration of put	—	4.5	—	—	—	—	—	4.5
Trust activity	—	—	(0.2)	0.2	—	—	—	—
Issuance of treasury stock	—	—	—	—	—	—	0.3	0.3

Balance at December 31, 2000	0.4	326.0	(30.1)	30.1	(571.9)	(65.9)	(0.3)	(311.7)
Net income	—	—	—	—	16.4	—	—	16.4	$16.4
Foreign currency translation adjustment	—	—	—	—	—	(10.1)	—	(10.1)	(10.1)
Unrealized investment gain	—	—	—	—	—	0.5	—	0.5	0.5
Unrealized loss on cash flow hedges	—	—	—	—	—	(6.6)	—	(6.6)	(6.6)
Minimum pension liability	—	—	—	—	—	0.3	—	0.3	0.3

Subtotal — other comprehensive income									$0.5

Proceeds from issuance of common stock, net	0.1	289.8	—	—	—	—	—	289.9
Proceeds from stock options	—	3.1	—	—	—	—	—	3.1
Tax benefit from stock options	—	8.7	—	—	—	—	—	8.7
Conversion of employee stock options to common stock	—	33.5	—	—	—	—	—	33.5
Acquisition of treasury stock	—	—	—	—	—	—	(0.7)	(0.7)
Trust activity	—	—	(20.5)	20.5	—	—	—	—

Balance at December 31, 2001	0.5	661.1	(50.6)	50.6	(555.5)	(81.8)	(1.0)	23.3
Net income	—	—	—	—	50.6	—	—	50.6	$50.6
Foreign currency translation adjustment	—	—	—	—	—	48.8	—	48.8	48.8
Unrealized investment loss	—	—	—	—	—	(1.3)	—	(1.3)	(1.3)
Unrealized gain on cash flow hedges	—	—	—	—	—	1.3	—	1.3	1.3
Realization of losses on cash flow hedges	—	—	—	—	—	5.3	—	5.3	5.3
Minimum pension liability	—	—	—	—	—	(9.8)	—	(9.8)	(9.8)

Subtotal — other comprehensive income									$94.9

Proceeds from stock options	—	6.4	—	—	—	—	—	6.4
Tax benefit from stock options	—	8.9	—	—	—	—	—	8.9
Trust activity	—	—	16.6	(16.6)	—	—	—	—

Balance at December 31, 2002	$0.5	$676.4	$(34.0)	$34.0	$(504.9)	$(37.5)	$(1.0)	$133.5

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Formation and Background

      Fisher Scientific International Inc. (“Fisher” or the “Company”) was founded in 1902 and was incorporated as a Delaware Corporation in 1991. The Company’s operations are conducted throughout North and South America, Europe, the Far East, the Middle East and Africa directly or through one or more subsidiaries, joint ventures, agents, or dealers. The Company reports financial results on the basis of three business segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment manufactures, sells and distributes products to three primary customer markets: scientific research, clinical laboratory and industrial safety. Additionally, this segment provides contract manufacturing, chemical manufacturing and custom chemical synthesis and pharmaceutical services for phase III and phase IV clinical trials. The international distribution segment sells and distributes products primarily to the scientific research market. The laboratory workstations segment engages in the manufacture and sale of laboratory furniture and fume hoods to the scientific research laboratory market and the manufacture and sale of consoles and enclosures to the technology, communication and financial markets.

      The Company serves scientists engaged in biomedical, biotechnology, pharmaceutical, chemical and other fields of research and development, and is a supplier to reference laboratories, hospitals, healthcare alliances, physicians’ offices, environmental testing centers, remediation companies, quality-control laboratories and many other customers.

Note 2 — Summary of Significant Accounting Policies

      Principles of Consolidation — The financial statements contain the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions are eliminated.

      Cash and Cash Equivalents — Cash and cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the date of acquisition.

      Inventories — Inventories are valued at the lower of cost or market, cost being determined principally by the last-in, first-out (“LIFO”) method for the majority of the subsidiaries included in the domestic distribution segment and by the first-in, first-out (“FIFO”) method for all other subsidiaries. The LIFO cost method is generally used for subsidiaries that have also elected LIFO cost for tax purposes.

      Property, Plant and Equipment — Property, plant and equipment is recorded at cost. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation is eliminated from the accounts and any resulting gain or loss is reflected in income. Depreciation is generally based upon the following estimated useful lives: buildings and improvements 5 to 33 years and machinery, equipment and other 3 to 12 years. Depreciation is computed using the straight-line method. Depreciation expense for 2002, 2001 and 2000 was $47.0 million, $43.5 million and $33.3 million, respectively.

      Goodwill — In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires the use of a nonamortization approach to account for goodwill and indefinite-lived intangible assets. Under the nonamortization approach, goodwill and indefinite-lived intangible assets are not amortized but instead are reviewed for impairment and written down with a resulting charge to operations in the period in which the recorded value of goodwill and indefinite-lived intangible assets exceeds its fair value. Prior to January 1, 2002, goodwill acquired in a business combination completed prior to June 30, 2001 was amortized on a straight-line basis over 5 to 40 years. Goodwill is not being amortized as of January 1, 2002.

      Intangible Assets — Intangible assets with a finite useful life are being amortized on a straight-line basis over their estimated useful lives, ranging up to 20 years. Intangible assets with an indefinite useful life are not

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

being amortized. Net intangible assets of $111.7 million and $106.9 million are included in Other Assets and are stated net of accumulated amortization of $37.2 million and $29.2 million at December 31, 2002 and 2001, respectively. During 2002, 2001, and 2000, the Company recorded amortization expense of $8.1 million, $6.8 million and $3.0 million, respectively.

      Impairment of Long-Lived Assets — Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the quoted market price, if available, or the anticipated undiscounted operating cash flows generated by those assets are less than the assets’ carrying value. An impairment charge is recorded for the difference between the fair value and carrying value of the asset.

      Advertising — The Company expenses advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefit, generally two years. Direct-response advertising consists of catalog production and mailing costs that are amortized from the date catalogs are mailed. Advertising expenses, including internal employment costs for marketing personnel and amortization of capitalized direct-response advertising, were $37.5 million, $21.8 million and $20.1 million for the three years ended December 31, 2002, 2001, and 2000, respectively.

      Revenue Recognition — The Company records distribution revenue and self-manufactured product revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Risk of loss is generally transferred to the customer upon delivery. Products are typically delivered without significant post-sale obligations to customers. When significant obligations exist, revenue recognition is deferred until the obligations are satisfied. Provisions for discounts, warranties and rebates to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Pharmaceutical outsourcing service revenues, which consist of specialized packaging, warehousing and distribution of products, are recognized as each of the service elements are performed. The Company recognizes revenue for each element based on the fair value of the services being provided, which has been determined by referencing historical pricing policies when the services are sold separately. Other service revenue is recognized as the services are performed. Certain contracts associated with the Company’s laboratory workstation segment are recorded under the percentage-of-completion method of accounting. Changes in estimates to complete and revisions in overall profit estimates on percentage-of-completion contracts are recognized in the period in which they are determined.

      Deferred Debt Issue Costs — Deferred debt issue costs of $18.7 million and $23.5 million at December 31, 2002 and 2001, respectively, relate to the Company’s 9 percent Notes, 7 1/8 percent Notes, 8 1/8 percent Notes and Credit Facility debt. Deferred debt issue costs are included in Other Assets and are amortized using the effective interest rate method over the term of the related debt. During 2002, 2001, and 2000, the Company recorded amortization expense of $4.5 million, $5.0 million, and $4.6 million, respectively.

      Income Taxes — The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”) that requires the asset and liability approach to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

      Other Expense, Net — Other expense, net, consists of interest income on cash and cash equivalents and other non-operating income and expense items. In 2002, the Company recorded a charge of $11.2 million consisting of $7.1 million of fixed-swap unwind costs and $4.1 million of deferred financing and other costs associated with the retirement of bank term debt. The 2000 amount includes a $23.6 million write down of the Company’s Internet-related investments.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Stock-Based Compensation — The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. Had compensation cost for options been based upon fair value as determined under Statement of Financial Accounting Standard No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), the Company’s 2002, 2001 and 2000 net income would have been $41.5 million, $29.0 million and $20.4 million, respectively, with basic earnings per share of $0.76, $0.59 and $0.51 for 2002, 2001 and 2000, respectively, and diluted earnings per share of $0.72, $0.55, and $0.46, for 2002, 2001,and 2000, respectively. In accordance with SFAS 123, the following weighted average assumptions were used to calculate compensation cost for option grants in 2002, 2001, and 2000: risk-free interest rates of approximately 3.8 percent, 4.5 percent, and 6.0 percent, respectively, annual dividend of $0; expected lives of 5 years and expected volatility of 47 percent, 51 percent, and 55 percent, respectively.

      Foreign Currency Translation — Assets and liabilities of the Company’s foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are reported on the income statement line item corresponding with the transaction when recognized.

      Financial Instruments — Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relations or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (“OCI”) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in earnings in the current period. The adoption of SFAS 133, as amended, did not have a material effect on the Company’s financial position or results of operations.

      The nature of the Company’s business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, foreign currency and commodity rates. As discussed below, the Company uses derivative financial instruments to mitigate or eliminate certain of those risks. The Company assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedge items. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. The Company does not hold derivatives for trading purposes.

      The Company enters into interest-rate swap and option agreements in order to manage its exposure to interest rate risk. These interest rate swaps are designated as cash flow hedges of the Company’s variable rate debt. During 2002, no ineffectiveness was recognized in the statement of operations on these hedges. Amounts accumulated in OCI are reclassified into earnings as interest is accrued on the hedge transactions. The amounts accumulated in OCI will fluctuate based on changes in the fair value of the Company’s derivatives at each reporting period.

      The Company enters into forward currency and option contracts to hedge exposure to fluctuations in foreign currency rates. For foreign currency contracts that are designated as hedges, changes in the fair value are recorded in OCI to the extent of hedge effectiveness and are subsequently recognized in earnings once the forecasted transactions are recognized. For forward currency contracts not designated as hedges, changes in fair value are recognized in other expense, net.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company enters into commodity swaps and option contracts to hedge exposure to fluctuations in commodity prices. For foreign currency contracts that are designated as hedges, changes in the fair value are recorded in OCI to the extent of hedge effectiveness and are subsequently recognized in earnings once the forecasted transactions are recognized. For forward currency contracts not designated as hedges, changes in fair value are recognized in other expense, net.

      Other Comprehensive Income (Loss) — Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income (loss) is composed of unrealized gains and losses on available-for-sale securities, unrealized losses on cash flow hedges, minimum pension liability and foreign currency translation adjustments.

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

Note 3 — Change in Accounting Principle

      SFAS 142 requires the use of a nonamortization approach to account for goodwill and indefinite-lived intangible assets. Under the nonamortization approach, goodwill and indefinite-lived intangible assets will not be amortized but instead will be reviewed for impairment and written down with a resulting charge to operations in the period in which the recorded value of goodwill and indefinite-lived intangible assets exceeds its fair value. The adoption of SFAS 142 required the Company to reassess the useful lives and residual values of all intangible assets and make any necessary amortization adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of our intangible assets. Additionally, SFAS 142 requires the Company to perform an evaluation of whether goodwill and indefinite-lived intangible assets are impaired as of January 1, 2002, the effective date of the statement for the Company.

      SFAS 142 provided a six-month transitional period from the effective date of adoption to perform an initial assessment of whether an indication of goodwill impairment exists. This initial assessment compared the fair value of the reporting unit to its carrying value, including goodwill. Fair value was determined using a combination of discounted cash flows and multiple of earnings valuation techniques. To the extent that the fair value was less than the carrying value, the Company was required to perform a second test to measure the amount of the goodwill impairment, if any.

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

      The impairment charge in the international distribution segment related to certain of the Company’s smaller-market distribution businesses where current operating performance was lower than the original forecast. The Company’s laboratory workstations segment is sensitive to changes in capital spending and several of the markets the laboratory workstations segment sells to, including the technology industry, were

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

impacted by the significant economic slowdown causing a reduction in spending in those markets. As a result, sales growth was less than originally forecasted, resulting in decreased profitability.

      SFAS 142 also requires that goodwill be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual test for indications of goodwill impairment as of October 31 of each year.

      In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The following is a reconciliation of net income, as reported, to net income and net income per share for the years ended December 31, 2002, 2001 and 2000, excluding goodwill amortization (in millions, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Net income as reported	$50.6	$16.4	$22.7
Goodwill amortization, net of tax	—	14.4	11.1

Net income, excluding goodwill amortization	$50.6	$30.8	$33.8

Basic earnings per share
Basic net income per share as reported	$0.93	$0.33	$0.57
Goodwill amortization	—	0.29	0.28

Basic net income per share, excluding goodwill amortization	$0.93	$0.62	$0.84

Diluted earnings per share
Diluted net income per share as reported	$0.87	$0.31	$0.51
Goodwill amortization	—	0.27	0.25

Diluted net income per share, excluding goodwill amortization	$0.87	$0.58	$0.76

Note 4 — Acquisitions

      In November 2002, the Company acquired Maybridge Chemical Holdings Limited (“Maybridge”) and Mimotopes Pty. Limited (“Mimotopes”.) Maybridge is a United Kingdom-based provider of organic compounds and combinatorial libraries for use in drug discovery. Mimotopes is an Australia-based manufacturer of custom peptides and peptide libraries used in conducting scientific research. These acquisitions had an aggregate purchase price of $53.2 million and were funded with cash on hand. The results of Maybridge and Mimotopes have been included in our domestic distribution segment from their respective dates of acquisition.

      In July 2002, the Company acquired a Netherlands-based distributor operating under the names Retsch and Emergo, further enhancing the Company’s position in northern Europe. Retsch and Emergo are distributors of instruments, equipment and supplies to the scientific research and industrial markets. The net purchase price of $7.9 million was funded using cash on hand. The results of Retsch and Emergo have been included in the international distribution segment from the date of acquisition.

      In April 2002, the Company acquired an additional interest in Medical Analysis Systems, Inc. (“MAS”), increasing the Company’s existing ownership interest in MAS acquired in June 2001, to 91 percent. On September 18, 2002, the Company caused MAS to merge with and into a wholly owned merger subsidiary of the Company. In July 2001, the Company acquired Safety Equipment Company (“SEC”), a distributor of safety supplies and personal protection equipment. These acquisitions had an aggregate purchase price of

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

approximately $30 million. The results of MAS and SEC have been included in the domestic distribution segment from their respective dates of acquisition.

      In November 2001, the Company acquired Cole-Parmer Instrument Company and its affiliated companies (“Cole-Parmer”). Cole-Parmer is a manufacturer and distributor of specialty technical instruments, appliances, equipment and supplies. The purchase price was $208.5 million in cash. In September 2002, the Company finalized its third-party valuation of Cole-Parmer. As a result, the Company adjusted the purchase price allocation to reflect revisions to the fair values of certain assets acquired and liabilities assumed at the date of acquisition, resulting in a net increase to goodwill in the amount of $6.9 million. The results of Cole-Parmer have been included in the domestic distribution segment from the date of acquisition.

      In February 2001, the Company acquired the pharmaceutical packaging services business of Covance, which the Company renamed Fisher Clinical Services Inc. (“FCS”). FCS enables pharmaceutical and biotechnology customers to outsource the packaging, labeling and distribution for new medicines undergoing phase III and IV clinical trials. The Company paid in cash an adjusted purchase price of approximately $133 million. The results of FCS have been included in the domestic distribution segment from the date of acquisition.

      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisitions for the acquisitions completed in 2001. The acquisitions completed during 2002 were not material to the financial position or results of operations of the Company, and accordingly, are not presented. The allocation of purchase price has been made based upon management estimates and third-party valuations.

(in millions)
Current assets	$105.1
Property, plant and equipment	74.2
Intangible assets	89.0
Goodwill	199.2
Other assets	9.6

Total assets acquired	477.1

Current liabilities	86.2
Long-term debt	9.8
Other liabilities	9.9

Total liabilities assumed	105.9

Net assets acquired	$371.2

      The following unaudited pro forma financial information presents the consolidated results of operations as if the 2001 acquisitions described above had occurred at the beginning of 2001. No pro forma information is required for 2002 as the results of operations already reflect the activity of the acquisitions. The unaudited pro forma amounts include a finance charge to reflect estimated borrowing costs that would have been incurred had the acquisitions occurred at the beginning of 2001. The unaudited pro forma financial information is provided for information purposes only and does not purport to be indicative of the Company’s results of operations that would actually have been achieved had the acquisitions been completed for the periods presented, or that may be achieved in the future (in millions, except per share amounts).

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2001

Sales	$3,063.5
Net income	7.7
Net income per common share:
Basic	$0.15
Diluted	$0.14

Note 5 — Fair Value of Financial Instruments

      The Company’s financial instruments consist primarily of cash held at financial institutions, accounts receivables, debt, interest rate swaps and forward foreign currency contracts.

      The carrying amounts for cash and cash equivalents, accounts receivables, and short-term debt approximate fair value due to the short-term nature of these instruments. The carrying and fair values of long-term debt were $921.8 million and $959.5 million, respectively, at December 31, 2002 and $956.1 million and $978.6 million, respectively, at December 31, 2001. The fair value of the long-term fixed rate debt was estimated based on current quotes from bond traders making a market in the debt instrument. The fair value of debt with variable rates approximates the net carrying value. As of December 31, 2002, the Company had approximately $12.2 million of outstanding foreign currency forward and option contracts. There were no outstanding forward foreign currency contracts as of December 31, 2001. The fair value of these contracts was insignificant at December 31, 2002. The Company also had off-balance-sheet standby letters of credit with notional amounts of $27.2 million and $54.2 million with no unrealized gain or loss at December 31, 2002 and 2001, respectively.

      As of December 31, 2001, the Company was a party to five interest-rate swap agreements in which the Company exchanged its floating-rate obligation on (a) $40.0 million denominated in U.S. dollars for a fixed-rate payment obligation of 5.669 percent per annum through January 21, 2004, (b) $141.9 million denominated in U.S. dollars for a fixed rate obligation of 5.669 percent per annum through December 31, 2003, (c) $22.0 million denominated in British pounds for a fixed-rate payment obligation of 5.850 percent per annum through January 21, 2004, and (d) $7.9 million denominated in Canadian dollars for a fixed-rate payment obligation of 5.6675 percent per annum through January 21, 2004. The notional amount of each interest-rate swap agreement matched the repayment schedule of the Term Facility through the maturity date of the respective interest rate swap agreements (see “Note 13 — Debt”). The fair values of interest-rate swap agreements are the estimated amounts that the Company would pay or receive to terminate the agreements at the reporting date, taking into account current interest rates, the market expectation for future interest rates and the current creditworthiness of the Company. The fair value of outstanding interest-rate swap agreements as of December 31, 2001, based upon quoted market prices, reflected an unrealized loss of $9.6 million. In April 2002, the Term Facility was repaid in full and the Company recorded a charge in the amount of $7.1 million for fixed-swap unwind costs.

      None of the Company’s financial instruments represents a concentration of credit risk as the Company deals with a variety of major banks worldwide, and its accounts receivable are spread among a number of customers and geographic areas.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6 — Accounts Receivable

      The following is a summary of accounts receivable at December 31 (in millions):

	2002	2001

Gross accounts receivable	$393.6	$366.8
Allowance for doubtful accounts	(35.6)	(34.8)

Accounts receivable, net	$358.0	$332.0

      The Company’s receivables securitization facility (“Receivables Securitization”) in the amount of $175 million provides for the sale, on a revolving basis, of certain of the accounts receivable of Fisher Scientific International Inc., a Delaware corporation (“FSII”), to a special purpose, bankruptcy remote subsidiary of FSII included in the Company’s consolidated financial statements. The parties have entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount based on a defined calculated percentage of the outstanding accounts receivable balance. As collections reduce accounts receivable included in the pool, new receivables are sold into the pool. During 2002 and 2001, the Company collected and reinvested, on a revolving basis, approximately $226 million and $812 million of receivables, respectively. The special purpose subsidiary has the risk of credit loss on the receivables and, accordingly, the full amount of the allowance for doubtful accounts has been retained in the Company’s balance sheet. Under the terms of the Receivables Securitization, FSII retains collection and administrative responsibilities for the receivables in the pool. Due to the short-term nature of the receivables, the Company’s retained interest in the pool during the year is valued at historical cost which approximates fair value. The effective interest rate is approximately one month LIBOR plus an annual commitment fee of 50 basis points. The Company recorded $1.8 million, $3.8 million and $3.9 million of losses on the sale of receivables as interest expense during the years ended December 31, 2002, 2001 and 2000, respectively. The full amount of the Receivables Securitization facility was available at December 31, 2002 and 2001 and was replaced in January 2003 (see “Note 23 — Subsequent Events”).

Note 7 — Inventories

      The following is a summary of inventories by major category at December 31 (in millions):

	2002	2001

Raw material	$46.6	$33.6
Work in process	10.6	11.0
Finished products	210.6	216.8

Total	$267.8	$261.4

      The value of inventory maintained using the LIFO method was $177.9 million and $150.9 million as of December 31, 2002 and 2001, respectively, which was below estimated replacement cost by approximately $33.6 million and $30.8 million for the years ended December 31, 2002 and 2001, respectively. The value of inventory maintained using the FIFO method was $89.9 million and $110.5 million as of December 31, 2002 and 2001, respectively.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8 — Other Current Assets

      The following is a summary of other current assets at December 31 (in millions):

	2002	2001

Deferred income taxes	$70.6	$60.8
Other	34.2	28.5

Total	$104.8	$89.3

Note 9 — Property, Plant and Equipment

      The following is a summary of property, plant and equipment by major class of asset at December 31 (in millions):

	2002	2001

Land, buildings and improvements	$250.6	$239.8
Machinery, equipment and other	297.1	257.9

Total	547.7	497.7
Accumulated depreciation	(215.0)	(175.6)

Property, plant and equipment, net	$332.7	$322.1

Note 10 — Goodwill and Other Intangible Assets

      The following is a reconciliation of changes in the carrying amounts of goodwill by segment for the year ended December 31, 2002 (in millions):

	Domestic	International	Laboratory
	Distribution	Distribution	Workstations	Total

Balance as of December 31, 2001	$299.3	$111.0	$97.1	$507.4
Cumulative effect of accounting change	—	(19.7)	(44.1)	(63.8)
Purchase price allocation adjustment	(1.9)	—	—	(1.9)
Acquisitions	39.0	2.2	—	41.2
Effect of foreign currency change	9.2	16.0	—	25.2

Balance as of December 31, 2002	$345.6	$109.5	$53.0	$508.1

      In accordance with SFAS 142, the Company completed its evaluation of whether goodwill was impaired as of January 1, 2002, and recorded a non-cash charge for the cumulative effect of the accounting change (see “Note 3 — Change in Accounting Principle”). SFAS 142 also requires that goodwill be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform the annual test for indication of goodwill impairment as of October 31 of each year. As of October 31, 2002, there were no additional impairments of goodwill.

      In September 2002, the Company finalized its third-party valuation of Cole-Parmer. As a result, the Company adjusted the purchase price allocation to reflect revisions to the fair values of certain assets acquired and liabilities assumed at the date of acquisition, resulting in a net increase to goodwill in the amount of $6.9 million.

      As a result of the Company’s ownership in MAS exceeding 80 percent (see “Note 4 — Acquisitions”), MAS qualifies for inclusion in the consolidated tax group of Fisher. As a result, the Company has recorded an

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

adjustment to the purchase price allocation for MAS reflecting a reduction in the acquired deferred tax asset valuation allowance and an offsetting decrease to goodwill of approximately $8.0 million.

      The following is a summary of other intangible assets that are subject to amortization at December 31 (in millions):

	2002	2001

Customer lists (net of accumulated amortization of $5.9 million and $4.4 million at December 31, 2002 and 2001, respectively)	$15.1	$15.1
Non-compete agreements (net of accumulated amortization of $15.4 million and $11.6 million at December 31, 2002 and 2001, respectively)	5.8	9.5
Patents and tradenames (net of accumulated amortization of $6.7 million and $5.5 million at December 31, 2002 and 2001, respectively)	8.9	7.3
Other amortizable intangible assets (net of accumulated amortization of $9.2 million and $7.7 million at December 31, 2002 and 2001, respectively)	20.4	13.6

Amortizable intangible assets, net of accumulated amortization	$50.2	$45.5

      For the years ended December 31, 2002, 2001 and 2000, the Company recorded amortization expense of $8.1 million, $6.8 million and $3.0 million, respectively, related to amortizable other intangible assets.

      The estimated amortization expense for each of the five succeeding years and thereafter is as follows (in millions):

For the Year Ended December 31,

2003	$7.3
2004	$6.4
2005	$3.7
2006	$3.4
2007	$2.9
thereafter	$26.5

      As of December 31, 2002 and 2001, the Company had indefinite-lived intangible assets in the domestic distribution segment of $61.5 million, which primarily consists of tradenames.

Note 11 — Accounts Payable

      The Company maintains a zero balance cash management system for its U.S. accounts payable. Accordingly, included in accounts payable at December 31, 2002 and 2001, are approximately $99.9 million and $95.0 million of checks that have not cleared, respectively.

Note 12 — Accrued and Other Current Liabilities

      The following is a summary of accrued and other current liabilities at December 31 (in millions):

	2002	2001

Wages and benefits	$60.5	$61.0
Interest	28.1	25.7
Other	122.9	139.2

Total	$211.5	$225.9

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13 — Debt

      The following is a summary of debt obligations at December 31 (in millions):

	2002	2001

8 1/8 percent Senior Subordinated Notes (at par)	$150.0	$—
9 percent Senior Subordinated Notes (net of a discount of $3.9 million and $4.6 million at December 31, 2002 and 2001, respectively)	596.1	595.4
7 1/8 percent Notes (net of a discount of $0.4 million and $0.6 million at December 31, 2002 and 2001, respectively)	149.6	149.4
Other	50.0	75.2
Term Facility	—	211.8

Total debt	945.7	1,031.8
Less short-term debt	(23.9)	(75.7)

Total long-term debt	$921.8	$956.1

      In April 2002, the Company issued $150 million of 8 1/8 percent senior subordinated notes (“8 1/8 percent Notes”). The 8 1/8 percent Notes were issued at par, mature on May 1, 2012 and pay interest semiannually in arrears on May 1 and November 1 of each year. The 8 1/8 percent Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness and rank pari passu in light of payment with all other existing and future senior subordinated indebtedness of the Company. The 8 1/8 percent Notes are redeemable at the option of the Company at any time after May 1, 2007 at an initial redemption price of 104.1 percent, declining ratably to par on or after May 1, 2010. In addition, the Company may redeem up to 40 percent of the aggregate principal of the 8 1/8 percent Notes at any time on or prior to May 1, 2005 upon receipt of proceeds from an Equity Offering (as defined in the Indenture under which the 8 1/8 percent Notes are issued) at a redemption price of 108.1 percent, provided that at least 60 percent of the original principal amount of the 8 1/8 percent Notes remains outstanding after such redemption. Upon a Change of Control Triggering Event (as defined in the Indenture under which the 8 1/8 percent Notes are issued), the Company will be required to make an offer to purchase all outstanding 8 1/8 percent Notes at 101 percent of the outstanding principal amount, together with accrued and unpaid interest, if any, to the date of purchase.

      The Indenture under which the 8 1/8 percent Notes are issued contains covenants that restrict, among other things, the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or make certain other restricted payments, (iii) merge or consolidate with any other person, and (iv) make minority investments, and contains other various covenants that are customary for transactions of this type.

      On January 21, and November 20, 1998, the Company issued $400 million and $200 million, respectively, of 9 percent senior subordinated notes (“9 percent Notes”). The 9 percent Notes issued in January were issued at par while the 9 percent Notes issued in November were issued net of an approximate $7 million discount. The 9 percent Notes will mature on February 1, 2008, with interest payable semiannually in arrears on February 1 and August 1 of each year. The 9 percent Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness and rank pari passu in light of payment with all other existing and future senior subordinated indebtedness of the Company. The 9 percent Notes are redeemable at the option of the Company at any time after February 1, 2003 at an initial redemption price of 104.5 percent, declining ratably to par on or after February 1, 2006. Upon a Change of Control Triggering Event (as defined in the Indenture under which the 9 percent Notes are issued), the Company will be required to make an offer to purchase all outstanding 9 percent Notes at 101 percent of the outstanding principal amount, together with accrued and unpaid interest, if any, to the date of purchase.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Indenture under which the 9 percent Notes are issued contains covenants that restrict, among other things, the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or make certain other restricted payments, (iii) merge or consolidate with any other person, and (iv) make minority investments, and contains other various covenants that are customary for transactions of this type.

      The Company also has outstanding $150.0 million aggregate principal amount of 7 1/8 percent Notes due December 15, 2005, which were sold on December 18, 1995 at a price to the public equal to 99.184 percent of principal bringing the effective interest rate to 7.5 percent.

      Other debt outstanding at December 31, 2002 totaled $50.0 million, of which $26.1 million is long-term in nature. This debt matures as follows: $5.7 million in 2004, $1.8 million in 2005, $3.9 million in 2006, $0.8 million in 2007, and $13.9 million thereafter.

      The Company’s $175 million revolving credit facility (the “Credit Facility”) contains covenants of the Company and the subsidiary borrowers, including, without limitation, certain financial covenants and restrictions on (i) indebtedness, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) minority investments, and (v) the payment of cash dividends to shareholders. The financial covenants include requirements to maintain certain levels of interest coverage, debt to earnings before interest, taxes, depreciation and amortization and a limit on capital expenditures. The Company is in compliance with all covenants at December 31, 2002.

      Obligations of Fisher and the subsidiary borrowers under the Credit Facility are secured by substantially all assets of the Company and its material domestic subsidiaries. Obligations of Fisher and the subsidiary borrowers are further guaranteed by Fisher and each material domestic subsidiary of Fisher.

Note 14 — Commitments and Contingencies

      The Company leases certain logistics, office, and manufacturing facilities. The following is a summary of annual future minimum lease and rental commitments under operating leases as of December 31, 2002 (in millions):

2003	$22.7
2004	18.0
2005	15.1
2006	13.0
2007	10.9
Thereafter	53.2

Net minimum lease payments	$132.9

      Rent expense included in the accompanying statement of operations amounted to $23.1 million in 2002, $20.5 million in 2001, and $17.6 million in 2000.

      As of December 31, 2002, the Company had letters of credit outstanding totaling $27.2 million, which primarily represent guarantees issued to local banks in support of borrowings by foreign subsidiaries of the Company, guarantees with respect to various insurance activities, as well as performance letters of credit issued in the normal course of business.

      There are various lawsuits and claims pending against the Company involving contract, product liability and other issues. In addition, the Company has assumed certain specified insurance liabilities, including liabilities related to an inactive insurance subsidiary, primarily related to certain historical businesses of its former parent. In view of the Company’s financial condition and the accruals established for related matters, based on management’s knowledge to date, management does not believe that the ultimate liability, if any,

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

related to these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

      The Company is currently involved in various stages of investigation and remediation related to environmental protection matters. The Company cannot predict the potential costs related to environmental matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company’s responsibility. However, these costs could be material. The Company records accruals for environmental liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The Company calculates estimates based upon reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. The Company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters were $31.0 million and $29.8 million at December 31, 2002 and 2001, respectively.

      Although these environmental liabilities do not include third-party recoveries, the Company may be subject to indemnification from third parties for liabilities relating to certain sites. Management believes that this accrual is adequate for the environmental liabilities the Company expects to incur. As a result, the Company believes that the ultimate liability with respect to environmental matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the Company’s operations, which could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 15 — Stockholders’ Equity

      The preferred and common stock of the Company are each issuable in one or more series or classes, any or all of which may have such voting powers, full or limited, or no voting powers, and such designations, preferences and related participating, optional or other special rights and qualifications, limitations or restrictions thereof, as are set forth in the Restated Certificate of Incorporation of Fisher or any amendment thereto, or in the resolution or resolutions providing for the issue of such stock adopted by Fisher’s Board of Directors, which is expressly authorized to set such terms for any such issue. As of December 31, 2002 and 2001, the Company’s outstanding common stock included 2,436,601 and 4,035,290 of nonvoting shares, respectively. As of December 31, 2002 and 2001, there were warrants outstanding to purchase 2,583,315 shares of common stock at an exercise price of $9.65 per share.

      In February 2002, certain of the Company’s stockholders sold 7.4 million shares of common stock in an underwritten public offering. The Company did not receive any of the proceeds from this offering. As of December 31, 2002, Thomas H. Lee Company (“THL”) and its affiliates involved in the Company’s recapitalization in 1998 own approximately 36 percent of the Company’s outstanding common stock.

      On May 16, 2001, the stockholders of the Company approved an amendment to the Restated Certificate of Incorporation of the Company increasing the authorized number of shares of common stock that may be issued from 100,000,000 to 500,000,000.

      On May 9, 2001, the Company sold 12.8 million shares of common stock to the public at a price of $24.00 per share. An additional 1.0 million shares were sold by employees and other individuals from shares distributed from a rabbi trust set up in connection with the Company’s recapitalization in 1998. Proceeds to the Company from the offering were approximately $289.9 million, net of underwriters’ discounts and offering costs. The Company did not receive any proceeds for the sale of shares by the selling stockholders.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 16 — Earnings Per Share

      Net income per share is computed under Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Under SFAS 128, basic net income per share is computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding, including potential common shares from conversion of stock options and warrants using the treasury stock method, if dilutive.

      The following table sets forth basic and diluted net income per share computational data for the periods presented (in millions, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Net income available to common shareholders	$50.6	$16.4	$22.7

Weighted average common shares outstanding used in computing basic net income per share	54.5	49.4	40.1
Common stock equivalents(a)	3.4	3.6	4.3

Weighted average common shares outstanding used in computing diluted net income per share	57.9	53.0	44.4

Basic net income per share	$0.93	$0.33	$0.57

Diluted net income per share	$0.87	$0.31	$0.51

(a)	The weighted average amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per share was 1.3 million, 0.9 million and 0.2 million at December 31, 2002, 2001 and 2000, respectively.

Note 17 — Income Taxes

      The domestic and foreign components of income before income taxes are as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

Domestic	$88.9	$0.6	$25.6
Foreign	52.6	29.7	12.2

Income before income taxes	$141.5	$30.3	$37.8

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The components of the income tax provision are as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

Current income tax expense:
Federal	$0.5	$—	$5.7
State	1.8	1.5	0.4
Foreign	6.4	12.7	6.7

Total current	8.7	14.2	12.8

Deferred income tax expense (benefit):
Federal	29.4	0.6	1.5
State	1.3	(0.3)	0.1
Foreign	5.4	(0.6)	0.7

Total deferred	36.1	(0.3)	2.3

Total income tax provision	$44.8	$13.9	$15.1

      The principal items accounting for the differences in taxes on income computed at the applicable U.S. statutory rate and as recorded are as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

Taxes computed at statutory rate	$49.5	$10.6	$13.2
Foreign taxes over (under) U.S. rate and foreign losses not tax benefitted (net)	(7.0)	(1.2)	0.4
State income taxes (net of federal benefit)	2.1	1.7	0.3
Nondeductible permanent items, net	1.4	2.8	2.4
Other	(1.2)	—	(1.2)

Income tax provision	$44.8	$13.9	$15.1

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary items that gave rise to significant portions of the deferred tax accounts are as follows at December 31 (in millions):

	2002	2001

Deferred tax assets:
Postretirement benefit costs other than pension	$22.8	$24.4
Environmental accruals	10.6	11.8
Operating loss	68.0	53.3
Accrued employee benefits	23.8	35.3
Restructuring accruals	3.6	7.2
Other items not deductible until paid	60.3	55.6

Gross deferred tax assets	189.1	187.6
Less valuation allowance	(36.2)	(35.7)

Total deferred tax assets	152.9	151.9

Deferred tax liabilities:
Goodwill	18.7	22.4
Property, plant and equipment	11.5	12.4
Other	13.8	9.6

Total deferred tax liabilities	44.0	44.4

Net deferred tax assets	$108.9	$107.5

      Deferred tax assets include the benefit of net operating loss carryforwards subject to appropriate valuation allowances. The Company evaluates the tax benefits of operating loss carryforwards on an ongoing basis taking into consideration such factors as the future reversals of existing taxable temporary differences, projected future operating results, the available carryforward period and other circumstances. At December 31, 2002,

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the Company had accumulated net operating loss carryforwards for tax purposes expiring as follows (in millions):

	Foreign	State	Federal

2003	$1.3	$4.5	$—
2004	3.1	6.4	—
2005	2.6	7.4	—
2006	0.9	9.3	—
2007	1.7	8.1	—
2008	0.7	7.0	—
2009	1.3	7.0	—
2010	0.8	2.0	—
2011	1.2	2.0	—
2012	1.8	2.0	—
2013	—	4.0	—
2014	—	6.0	—
2015	—	4.8	—
2016	—	10.2	—
2017	—	8.1	—
2018	—	10.9	—
2019	—	18.0	17.8
2020	—	6.8	—
2021	—	16.0	26.8
2022	—	16.0	19.2
No Expiration	104.5	—	—

Total	$119.9	$156.5	$63.8

      SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowances at December 31, 2002 and 2001 predominantly represent allowances against foreign and state net operating losses which are not anticipated to result in future tax benefits.

      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $84.1 million at December 31, 2002. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company intends to periodically make distributions from its foreign subsidiaries to its U.S. parent. These distributions will only be made at such time that they are deemed to be tax efficient. The Company does not anticipate any additional U.S. tax liability above that which has previously been recorded.

Note 18 — Retirement Benefits

      The Company has defined benefit pension plans available to substantially all employees that are either fully paid for by the Company or provide for mandatory employee contributions as a condition of participation. Under the cash balance plan in the United States, a participating employee accumulates a cash balance account which is credited monthly with an allocation equal to 3.5 percent of compensation and interest. The

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company’s funding policy is to contribute annually the statutorily required minimum amount as actuarially determined.

      The Company also maintains a supplemental nonqualified executive retirement program for certain of its executives. The benefit obligation related to this program is included below and is approximately $20 million and $18 million at December 31, 2002 and 2001, respectively. Assets set aside in a rabbi trust established for this program, that approximate the obligation, are included in other assets on our balance sheet. At December 31, 2002 certain of our international plans were underfunded by approximately $24 million and our U.S.-based plan was fully-funded.

      The Company, generally at its own discretion, provides a postretirement healthcare program that is administered by the Company to employees who elect to and are eligible to participate. The Company funds a portion of the costs of this program on a self-insured and insured-premium basis and, for the years ended December 31, 2002, 2001, and 2000, made payments totaling $1.7 million, $1.8 million and $2.1 million, respectively.

      The changes in benefit obligations and plan assets were as follows at December 31 (in millions):

			Other
			Postretirement
	Pension Benefits		Benefits

Change in benefit obligation	2002	2001	2002	2001

Benefit obligation at beginning of year	$260.6	$244.5	$23.2	$24.0
Service costs	10.9	10.7	0.4	0.4
Interest costs	17.7	17.0	1.6	1.6
Plan participants’ contribution	0.7	0.6	—	—
Actuarial (gain) loss	14.9	6.5	1.5	(0.9)
Benefits paid	(16.1)	(17.1)	(1.7)	(1.8)
Currency translation adjustment	5.1	(1.6)	0.1	(0.1)

Benefit obligation at end of year	$293.8	$260.6	$25.1	$23.2

	Pension Benefits

Change in plan assets	2002	2001

Fair value of plan assets at beginning of year	$260.0	$317.8
Actual return on plan assets	(21.1)	(40.6)
Employer contribution	22.3	1.6
Plan participants’ contribution	0.7	0.6
Benefits paid	(16.1)	(17.1)
Currency translation adjustment	3.9	(2.3)

Fair value of plan assets at end of year	$249.7	$260.0

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The funded status of the Company’s pension and postretirement programs was as follows at December 31 (in millions):

			Other
			Postretirement
	Pension Benefits		Benefits

	2002	2001	2002	2001

Funded status	$(44.1)	$(0.6)	$(25.1)	$(23.2)
Unrecognized net actuarial (gain) loss	69.8	9.3	(24.8)	(28.2)
Unrecognized prior service costs	(4.1)	(4.6)	(6.9)	(9.2)
Unrecognized net transition obligation	0.3	0.2	—	—
Adjustment required to recognize minimum liability	(15.3)	(2.4)	—	—

Accrued benefit asset (liability)	$6.6	$1.9	$(56.8)	$(60.6)

      The net periodic pension benefits cost (income) and postretirement healthcare benefit includes the following components for the years ended December 31 (in millions):

				Other
	Pension Benefits			Postretirement Benefits

	2002	2001	2000	2002	2001	2000

Components of net periodic benefit (income) cost
Service cost	$10.9	$10.7	$9.0	$0.4	$0.4	$0.4
Interest cost	17.7	17.0	16.4	1.6	1.6	1.6
Expected return on plan assets	(24.0)	(25.6)	(23.2)	—	—	—
Amortization of unrecognized net (gain) loss	0.3	0.2	—	(2.1)	(2.2)	(2.4)
Amortization of unrecognized prior service benefit	(0.5)	(0.5)	(0.6)	(2.2)	(2.2)	(2.2)
Amortization of unrecognized net transition asset	(0.1)	(0.1)	(0.8)	—	—	—
Recognized net actuarial (gain) loss	0.1	(0.3)	—	0.1	0.6	—
Settlement/curtailment (gain) loss	(0.1)	(1.8)	(1.0)	—	—	—

Net periodic benefit (income) cost	$4.3	$(0.4)	$(0.2)	$(2.2)	$(1.8)	$(2.6)

      In 1993, the Company amended certain of its existing postretirement healthcare programs creating an unrecognized prior service benefit. The unrecognized prior service benefit is being amortized over approximately 13 years.

      The development of the net periodic pension benefit cost (income) and the projected benefit obligation were based upon the following assumptions for the years ended December 31:

	2002	2001	2000

Discount rate	6.75%	7.25%	7.50%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.75%	9.75%	9.75%

      The date used to measure plan assets and liabilities was October 31 in each year. Plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The weighted average discount rate used in determining the accumulated postretirement healthcare benefit obligation was 6.75 percent, 7.25 percent and 7.5 percent for the years ended December 31, 2002, 2001 and 2000, respectively. A 7.25 percent annual rate of increase in per capita cost of covered healthcare benefits was assumed for 2002 and beyond. Because of limitations on the Company’s contributions under the amended healthcare program, changes in the healthcare trend rate assumption do not have a significant effect on the amounts reported. To illustrate, a change in the assumed healthcare cost trend rate by 1 percentage point effective January 2002 would change the accumulated postretirement benefit obligation as of December 31, 2002 by approximately $0.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost (income) for the year ended December 31, 2002 by approximately $0.1 million.

      The Company also maintains a defined contribution savings and profit sharing plan (the “Plan”). The Plan allows eligible employees to participate after six months and 500 hours of service. Participants may elect to contribute between 1 percent and 15 percent of their annual compensation as defined in the Plan. The Company is obligated to contribute an amount equal to 25 percent of each employee’s basic contribution, as defined, and may, at the discretion of the Company, contribute additional amounts. For the years ended December 31, 2002, 2001 and 2000, the Company’s contributions to the Plan were $4.4 million, $3.8 million, and $4.1 million, respectively.

Note 19 — Stock and Other Plans

Stock Plans

      Under the Company’s 2001 Equity and Incentive Plan (“2001 Plan”), the Company may grant up to 8,000,000 shares of common stock in the form of incentive stock options, non-qualified stock options, other stock based awards, including but not limited to restricted stock units or dividend payments. No more than 3,000,000 shares of common stock may be awarded in respect to options, restricted stock, restricted stock units or other stock-based awards to any individual under the 2001 Plan. Options granted have a term of ten years and generally vest over three years. The exercise price of any option may not be granted at less than the fair market value of the common stock on the date of the grant. As of December 31, 2002, 4,045,131 shares are available for grant.

      Upon adoption of the 2001 Plan, the Company ceased granting awards under the 1998 Equity and Incentive Plan (“1998 Plan”). As of December 31, 2002, there were 3,819,472 shares outstanding under the 1998 Plan. Awards under the 1998 Plan were authorized to be made in the form of options (whether incentive or otherwise), stock appreciation rights, restricted stock, dividend equivalents and other stock based awards. Options granted under the 1998 Plan have a term of ten years and generally vest either over a three to five year period in equal installments, or in one installment nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or other factors. The Company also granted options to purchase 758,333 shares of common stock having a ten year term and vesting five to nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or unless “put” to the Company by the executive or “called” by the Company in accordance with the terms of the respective grant agreements. The total “put” and/or “call” rights are limited to $14.5 million plus interest, of which $4.5 million expired during 2000 in accordance with the terms of the option agreement and was reclassified from other liabilities to equity. Options have been granted at or at a premium to fair market value. During 2000, the Company recorded a non-cash compensation expense of $3.7 million included in selling, general and administrative expense relating to a one-time change in the terms of certain stock options.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock option plans at December 31, 2002, 2001, and 2000 and changes during the years then ended is presented in the following table:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(in 000’s)	Price	(in 000’s)	Price	(in 000’s)	Price

Outstanding at beginning of year	7,587	$18.45	7,393	$15.68	6,950	$14.07
Granted	1,065	28.93	3,253	26.38	920	28.73
Exercised	(481)	13.18	(309)	10.71	(36)	9.64
Canceled/Expired/Forfeited	(431)	27.26	(2,750)	21.08	(441)	16.46

Outstanding at end of year	7,740	$19.73	7,587	$18.45	7,393	$15.68

Exercisable at end of year	4,461	$14.26	4,034	$11.54	2,500	$10.73
Weighted average fair value of options granted		$13.11		$13.16		$9.27

      The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of Exercise Price	(in 000’s)	Contractual Life	Exercise Price	(in 000’s)	Exercise Price

$ 7.00 – $11.00	3,064	5.1	$9.50	3,064	$9.50
11.01 – 15.00	54	5.6	12.82	54	12.82
15.01 – 18.00	125	6.3	17.42	125	17.42
18.01 – 22.00	217	7.1	20.64	133	20.80
22.01 – 26.00	1,920	8.3	24.04	666	24.06
26.01 – 30.00	1,903	8.3	28.77	338	29.95
30.01 – 34.00	382	9.1	33.10	59	32.48
34.01 – 38.00	75	8.8	35.81	22	36.84

	7,740			4,461

Restricted Unit Plan

      Pursuant to the restricted unit plan of the Company, each non-employee director of the Company received a one-time grant of 25,000 units upon becoming a director of the Company. The units represent the right to receive an equivalent number of shares of common stock upon separation from service as a member of the Board of Directors, subject to certain restrictions. The units are subject to certain transfer restrictions for a specified period during which the director has the right to receive dividends. The units vest 25 percent for each year of service. Unvested units are generally forfeited if the director ceases to be a non-employee director prior to the end of the restricted period.

Note 20 — Restructuring and Other Charges

      During 2001, we implemented restructuring plans (collectively the “2001 Restructuring Plan”) focused on the integration of certain international operations and acquisitions and a streamlining of the domestic operations, including the consolidation of office, warehouse and manufacturing facilities and the discontinuance of certain product lines. As a result of these actions, we recorded a restructuring charge of $27.0 million.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The restructuring charge reflects $18.3 million related to estimated employee separation costs and $8.7 million of other exit costs. The charge for employee separation arrangements relates to termination and other severance costs associated with 780 salaried and hourly employees severed as part of the 2001 Restructuring Plan. The other exit costs represent primarily lease-cancellation costs and costs associated with the discontinuance of certain product lines. The domestic distribution, international distribution and laboratory workstations segments accounted for $20.3 million, $6.6 million and $0.1 million, respectively, of this charge.

      During 2002, the Company recorded net restructuring credits of $2.2 million for the reversal for certain costs accrued for the 2001 Restructuring Plan. The restructuring credits are primarily related to a reduction in estimated severance costs due to certain employees electing to voluntarily separate from the Company. The domestic distribution and international distribution segments accounted for $1.0 million and $1.2 million of the restructuring credit, respectively.

      The following table summarizes the recorded accruals and activity related to the 2001 Plan (in millions):

	Employee	Other
	Separations	Exit Costs	Total

Restructuring charge	$18.3	$8.7	$27.0
Cash payments	(10.9)	(2.4)	(13.3)
Non-cash items	—	(0.3)	(0.3)

Balance as of December 31, 2001	7.4	6.0	13.4
Cash payments	(4.9)	(2.7)	(7.6)
Restructuring credits	(2.0)	(0.2)	(2.2)

Balance as of December 31, 2002	$0.5	$3.1	$3.6

      In connection with the May 2001 stock offering process, the Company accelerated the vesting of options to purchase approximately 2.3 million shares of common stock having an average exercise price of $20.85 per share. These options were then converted into the right to receive approximately 1.0 million shares of common stock, issued and deposited into a rabbi trust. The number of shares issued was determined by dividing the “spread” value of the option (the difference between the last reported sale price on March 30, 2001 of $35.44, the date of the transaction, and the exercise price of the option) by $35.44. As a result of these transactions, the Company recorded a primarily non-cash compensation charge of $33.5 million during 2001.

      In 2000, the Company recorded a restructuring credit of $2.0 million for the reversal of prior year restructuring accruals due to actual costs being lower than originally estimated. The restructuring credit related to the domestic distribution and international distribution segments equally and eliminated the remaining restructuring accruals established in years prior to 2000.

Note 21 — Segment and Geographical Financial Information

      The Company reports financial results on the basis of three business segments; domestic distribution, international distribution and laboratory workstations. The domestic distribution segment manufacturers, sells and distributes products to three primary customer markets: scientific research, clinical laboratory and industrial safety. Additionally, this segment provides contract manufacturing, chemical manufacturing and custom chemical synthesis and pharmaceutical services for phase III and phase IV clinical trials. The international distribution segment sells and distributes products primarily to the scientific research market. The laboratory workstations segment engages in the manufacture and sale of laboratory furniture and fume hoods to the scientific research laboratory market and the manufacture and sale of consoles and enclosures to the technology, communication and financial markets.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Selected business segment financial information for the years ended December 31, 2002, 2001, and 2000 is presented below (in millions):

	Sales			Income from Operations

	2002	2001	2000	2002	2001	2000

Domestic distribution	$2,776.0	$2,439.9	$2,187.3	$210.8	$181.3	$154.2
International distribution	448.4	425.4	418.5	21.4	18.6	16.6
Laboratory workstations	193.9	178.6	165.2	11.7	8.7	7.3
Eliminations	(179.9)	(163.9)	(148.7)	(1.0)	0.4	(0.1)

Segment sub-total	3,238.4	2,880.0	2,622.3	242.9	209.0	178.0
Restructuring and other charges (credits)	—	—	—	(2.2)	59.7	(2.0)
Nonrecurring charges	—	—	—	—	1.5	10.4
Goodwill amortization	—	—	—	—	16.7	13.3

Total	$3,238.4	$2,880.0	$2,622.3	$245.1	$131.1	$156.3

      Income from operations is revenue less related direct and allocated expenses. External customer sales of the domestic distribution segment were $2,602 million, $2,281 million, and $2,045 million during 2002, 2001 and 2000, respectively. Intercompany sales and transfers between segments were not material for 2002, 2001, or 2000.

      The domestic distribution, international distribution and laboratory workstations segments accounted for $19.6 million, $6.5 million and $0.1 million, respectively, of the 2001 restructuring and other charges. In addition, the Company accelerated the vesting of common stock options and recorded a primarily non-cash compensation charge of $33.5 million in 2001 not allocated by segment.

      Total assets, capital expenditures and depreciation and amortization by segment for the year ended December 31 is as follows (in millions):

							Depreciation and
	Assets			Capital Expenditures			Amortization

	2002	2001	2000	2002	2001	2000	2002	2001	2000

Domestic distribution	$1,420.8	$1,331.7	$848.4	$32.4	$30.1	$19.4	$57.8	$55.7	$38.2
International distribution	326.7	340.7	375.1	6.7	5.3	4.9	12.1	17.0	16.5
Laboratory workstations	123.9	166.8	162.2	4.8	4.7	5.1	5.0	9.3	8.9

Total	$1,871.4	$1,839.2	$1,385.7	$43.9	$40.1	$29.4	$74.9	$82.0	$63.6

      Sales outside the United States were approximately 18 percent, 17 percent, and 19 percent of total sales in 2002, 2001, and 2000, respectively. No single foreign country accounted for more than 10 percent of sales during any of the years ended December 31, 2002, 2001 or 2000.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Long lived assets and revenue by geographical area for the year ended December 31 is as follows (in millions):

	Long-Lived Assets

	2002	2001

Long-lived assets by geographic area:
Domestic	$617.7	$681.4
International	334.7	255.0

Total	$952.4	$936.4

	Revenue

	2002	2001	2000

Revenue by geographical area:
Domestic	$2,689.5	$2,363.0	$2,152.4
International	584.6	532.0	481.3
Eliminations	(35.7)	(15.0)	(11.4)

Total	$3,238.4	$2,880.0	$2,622.3

Note 22 — Related Parties

      The Company pays an annual management fee of $1.0 million to certain affiliates of THL. In return for the annual management fee, THL, and certain of its affiliates, provide consulting and management advisory services. This agreement expires in 2005. Several of the Company’s equity investors were underwriters to the Company’s May 2001 stock offering for which the Company paid approximately $9.9 million in underwriters’ discounts from the proceeds of the stock offering. Additionally, one of the Company’s equity investors is a financial institution that provides financing to the Company.

      The Company is a party to a rental and service agreement with Latona Associates Inc. (which is controlled by a stockholder of the Company) under which the Company provides office space and certain building administrative services. The Company received $250,000 under the agreement for each of the three years ended December 31, 2002, 2001 and 2000. The Company made contributions of $1.7 million and $0.7 million to the Winthrop Foundation (the “Foundation”) in 2002 and 2001, respectively. The Foundation is a charitable private foundation that makes charitable contributions on behalf of the Company and its employees and has common board members with the Company. The Company is not obligated to make future contributions to the Foundation.

Note 23 — Subsequent Events

      On January 14, 2003, the Company issued and sold $200 million of 8 1/8 percent senior subordinated notes due in May 2012 at a premium resulting in a yield of 7.4 percent. On February 14, 2003, the Company entered into a new credit facility (the “Credit Facility”) with a group of financial institutions, consisting of (i) a $400 million term loan facility (the “Term Facility”), which contains a provision that, upon the Company’s future request, and subject to the fulfillment of certain conditions, an additional $250 million incremental term facility may be drawn (the “Incremental Term Facility”) and (ii) a $175 million revolving credit facility (the “Revolving Facility”). The Revolving Facility includes a sub-limit for the issuance of letters of credit. The Credit Facility also permits borrowers to be designated in the future to borrow loans denominated in local currency from individual letters thereunder, either on a negotiated basis or through a competitive bidding

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

process. Commitments under the Revolving Facility expire, and the loans outstanding thereunder mature, on March 31, 2008. The Term Facility requires the Company to make quarterly repayments of principal equal to $1 million through March 31, 2009, and quarterly repayments of principal equal to $94 million beginning June 30, 2009 through the maturity of the Term Facility on March 31, 2010. Borrowing under the revolving facility bear interest, at the borrowers’ election, at either the adjusted LIBOR rate plus a margin of between 2.25 percent and 3.00 percent per annum or the prime rate plus a margin of between 1.25 percent and 2.00 percent per annum, depending in each case on the Company’s leverage ratio. Borrowings under the Term Facility bear interest, at the borrowers election, at the adjusted LIBOR rate plus 2.50 percent per annum or the prime rate plus 1.50 percent per annum. The Credit Facility replaces the previous credit facility entered into in January 1998. A portion of the proceeds from the 8 1/8 percent senior subordinated notes and the Term Facility were used to refinance the Company’s 9 percent senior subordinated notes due in 2008.

      Obligations of the Company and its subsidiaries under the Credit Facility will be secured by substantially all assets of the Company and its material domestic subsidiaries. In addition, the Credit Facility contains covenants of the Company and the subsidiary borrowers, including, without limitation, certain financial covenants and restrictions on (i) indebtedness, (ii) the incurrence of liens, (iii) loans and investments, (iv) the sale of assets, (v) mergers, acquisitions and other business combinations, (vi) the payment of cash dividends to shareholders and (vii) various financial covenants. The financial covenants include requirements to maintain certain levels of interest coverage, debt to earnings before interest, taxes, depreciation and amortization and a limit on capital expenditures. Loans under the term Facility are required to be prepaid with 100 percent of net-cash proceeds of certain asset sales, certain insurance and condemnation proceeds, and certain debt issuances of the Company or any of its subsidiaries.

      On February 14, 2003, the Company entered into a new $225 million receivables security facility (“Receivables Securitization”) (see “Note 6 — Accounts Receivable”), which provides for the sale, on a revolving basis, of all of the accounts receivable of Fisher Scientific Company L.L.C., Cole Parmer Instrument Company, Fisher Clinical Services Inc., and Fisher Hamilton L.L.C. to FSI Receivables Company LLC, formerly named FSI Receivables Corp. (“FSI”), a special purpose, bankruptcy remote indirect wholly owned subsidiary of the Company. On the same date, FSI and the Company, as servicer, entered into a receivables transfer agreement with certain financial institutions, which provides for the transfer on a revolving basis of an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount of $225 million to be funded in cash from time to time to FSI. Under the terms of the Receivables Securitization, the originators retain collection and administrative responsibilities for the receivables in the pool. The effective funded interest rate on the Receivables Securitization is approximately one month LIBOR plus an annual commitment fee of 45 basis points. The unfunded annual commitment fee is 25 basis points.

Note 24 — Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. It is not deemed reasonably possible that the adoption of this statement will have a material effect on the Company’s financial position or results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) which amends FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

requirements of FASB Statement No. 123. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2003. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will include the required interim disclosure provisions in its financial statements for the quarter ending March 31, 2003. The adoption of this statement will not have a material effect on the Company’s financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also enhances guarantor’s disclosure requirements to be made in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. In the normal course of business, the Company does not issue guarantees to third-parties; accordingly, this interpretation will not have an effect on the Company’s financial position or results of operations.

      In November 2002, the Emerging Issues Task Force issued EITF Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”, (“EITF 00-21”) effective for arrangements entered into after June 15, 2003. EITF 00-21 defines units of accounting for arrangements with multiple deliverables resulting in revenue being allocated over the units of accounting for revenue recognition purposes. The adoption of this statement is not anticipated to have a material effect on the Company’s financial position or results of operations.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of a liability for costs associated with an exit plan or disposal activity when incurred and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, which allowed recognition at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by the Company after December 31, 2002. The adoption if this statement is not anticipated to have a material effect on the Company’s financial position or results of operations.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement will not have a material effect on the Company’s financial position or results of operations.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 25 — Unaudited Quarterly Financial Information

      The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol FSH. The following is a summary of quarterly financial information for 2002 and 2001, including the high and low closing sales prices of the stock as reported by the NYSE for each of the quarterly periods listed (in millions, except per share data):

	2002

	First	Second	Third	Fourth	Year

Sales	$775.5	$809.9	$830.9	$822.1	$3,238.4
Gross Profit	205.1	213.5	218.1	218.4	855.1
Income before cumulative effect of accounting change	19.8	20.1	29.9	26.9	96.7
Cumulative effect of accounting change, net of tax	(46.1)	—	—	—	(46.1)
Net Income (loss)	$(26.3)	$20.1	$29.9	$26.9	$50.6
Basic income per common share before cumulative effect of accounting change	$0.37	$0.37	$0.55	$0.49	$1.77
Cumulative effect of accounting change	(0.84)	—	—	—	(0.84)

Basic net income per common share	$(0.47)	$0.37	$0.55	$0.49	$0.93

Diluted income per common share before cumulative effect of accounting change	$0.34	$0.35	$0.52	$0.46	$1.67
Cumulative effect of accounting change	(0.80)	—	—	—	(0.80)

Diluted net income per common share	$(0.46)	$0.35	$0.52	$0.46	$0.87

Market price:
High	$31.00	$32.95	$31.00	$31.72	$32.95
Low	$25.76	$26.48	$23.25	$27.20	$23.25

	2001

	First	Second	Third	Fourth	Year

Sales	$687.0	$708.8	$729.5	$754.7	$2,880.0
Gross profit	174.4	179.7	185.6	197.5	737.2
Net income (loss)(a)	$(23.7)	$12.2	$16.9	$11.0	$16.4
Net income (loss) per common share:
Basic	$(0.59)	$0.25	$0.31	$0.20	$0.33
Diluted	$(0.59)	$0.23	$0.30	$0.19	$0.31
Market price:
High	$39.88	$38.70	$27.41	$30.30	$39.88
Low	$32.40	$24.70	$21.70	$24.20	$21.70

(a)	During the first and fourth quarter of 2001, Fisher recorded $51.6 million ($32.5 million, net of tax) and $8.1 million ($5.1 million, net of tax) of restructuring and other charges, respectively. See “Note 20 — Restructuring and Other Charges.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Directors. The information appearing in Fisher’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 2, 2003 (the “Proxy Statement”) under the caption “Nomination and Election of Directors” is incorporated herein by reference.

      Executive Officers. Information in answer to this Item appears under the caption “Executive Officers and Directors” in Item 1 of this Annual Report.

      Compliance with Section 16(a) of the Exchange Act. The information appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11.	Executive Compensation

      The information appearing in the Proxy Statement under the caption “Compensation of Directors and Executive Officers” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information appearing in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information appearing in the Proxy Statement under the caption “Certain Transactions and Other Matters” is incorporated herein by reference.

Item 14.	Controls and Procedures

      Within the 90 days prior to the filing date of this Annual Report on Form 10-K, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic SEC filings.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly effect the internal controls subsequent to the date of the most recent evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a) (1) Financial Statements. The Index to Financial Statements of the Company appears at page 22 of this Annual Report.

(2) Schedules. Financial statement schedules are listed under Item 15(d) in this Annual Report.

(3) Exhibits. Exhibits 10.1 through 10.14 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

Exhibit
Number		Description

2.1	—	Second Amended and Restated Agreement and Plan of Merger, as amended, dated as of November 14, 1997 by and between the Company and FSI Merger Corp.(1)
2.2	—	Stock Purchase Agreement, dated November 9, 1998, among Fisher Scientific International Inc., Fisher Scientific Holdings France S.A., as Buyer, and Capiac, Sapaca 97, Sapcar 97, Sappi 97, Sappef 97, Pierre Block, Anne-Catherine Block-Derriey, Pierre-Francois Block, Caroline Block and Marthe Block, as Sellers.(2)
2.3	—	Distribution Agreement, dated March 29, 1999, among Fisher Scientific International Inc. and ProcureNet, Inc.(13)
3.1	—	Certificate of Amendment of Restated Certificate of Incorporation(15)
3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company, dated June 9, 1997(1)
3.3	—	Certificate of Designation of Non-Voting Stock of the Company(17)
3.4	—	Certificate of Designation of Series B Non-Voting Common Stock(17)
3.5	—	Bylaws of the Company(3)
4.1	—	Specimen Certificate of Common Stock, $.01 par value per share, of the Company(17)
4.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock, dated June 9, 1997 (see Exhibit 3.2)
4.3	—	Certificate of Designation of Non-Voting Stock (see Exhibit 3.3)
4.4	—	Certificate of Designation of Series B Non-Voting Common Stock (See Exhibit 3.4)
4.5	—	Senior Debt Securities Indenture dated as of December 18, 1995 between the Company and Mellon Bank, N.A., as Trustee(6)
4.6	—	Indenture dated as of January 21, 1998 between Fisher and State Street Bank and Trust Company, as Trustee, relating to the 9% Senior Subordinated Notes due 2008(7)
4.7	—	Indenture dated as of April 24, 2002 between Fisher and J.P. Morgan Trust Company, National Association, as Trustee, relating to the 8 1/8 percent Senior Subordinated Notes due 2012(16)
4.8	—	Form of 8 1/8% Senior Subordinated Notes due 2012(16)
4.9	—	Registration Rights Agreement dated as of April 24, 2002 among the registrant, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation and Deutsche Bank Securities Inc.(16)
4.10	—	Indenture dated as of November 20, 1998 between the registrant and State Street Bank and Trust Company, as amended by the First Supplemental Indenture dated as of November 20, 1998(17)
4.11	—	Fifth Amendment and Consent to the Credit Agreement dated as of October 15, 2001(19)
4.12	—	Purchase Agreement dated April 17, 2002 among the registrant, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation and Deutsche Bank Securities Inc.(16)
10.1	—	Employment Agreement dated as of December 31, 2001 between the Company and Paul M. Montrone(18)
10.2	—	Employment Agreement dated as of December 31, 2001 between the Company and Paul M. Meister(18)
10.3	—	Employment Agreement dated as of March 31, 1998 between the Company and David Della Penta(10)
10.4	—	Fisher Scientific International Inc. Retirement Plan(3)
10.5	—	Fisher Scientific International Inc. Savings and Profit Sharing Plan(3)
10.6	—	Fisher Scientific International Inc. Incentive Compensation Plan, amended and restated effective as of January 1, 2002*
10.7	—	Restricted Unit Plan for Non-Employee Directors of Fisher Scientific International Inc.(3)
10.8	—	Fisher Scientific International Inc. Deferred Compensation Plan for Non-Employee Directors(3)

Exhibit
Number		Description

10.9	—	2001 Equity on Incentive Plan(16)
10.10	—	Fisher Scientific International Inc. Long-Term Incentive Plan(3)
10.11	—	Fisher Scientific International Inc. 1998 Equity and Incentive Plan(11)
10.12	—	Amended and Restated Investors’ Agreement dated as of March 29, 1999 among Fisher Scientific International Inc., Thomas H. Lee Equity Fund III, L.P., THL-CCI Limited Partnership, THL Foreign Fund III, L.P., THL FSI Equity Investors, L.P., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners IIA, L.P., DLJ Offshore Partners, II, C.V., DLJ Diversified Partners, L.P., DLJ Diversified Partners A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners A, L.P., DLJMB Funding II, Inc., UK Investment Plan 1997 Partners, DLJ EAB Partners, L.P., DLJ ESC II, L.P., DLJ First ESC, L.P., Chase Equity Associates, L.P., Merrill Lynch Kecalp L.P. 1997, Kecalp Inc., ML IBK Positions, Inc. and certain other persons named herein(14)
10.13	—	Amendment to Amended and Restated Investors’ Agreement dated as of May 14, 2000 among Fisher Scientific International Inc., Thomas H. Lee Equity Fund III, L.P. THL-CCI Limited Partnership, THL Foreign Fund III, L.P., THL FSI Equity Investors, L.P., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners IIA, L.P., DLJ Offshore Partners, II, C.V., DLJ Diversified Partners, L.P., DLJ Diversified Partners A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners A, L.P., DLJMB Funding II, Inc., UK Investment Plan 1997 Partners, DLJ EAB Partners, L.P., DLJ ESC II, L.P., DLJ First ESC, L.P., Chase Equity Associates, L.P., Merrill Lynch Kecalp L.P. 1997, Kecalp Inc., ML IBK Positions, Inc. and certain other persons named herein(14)
10.14	—	Amendment to Amended and Restated Investors’ Agreement dated as of May 2, 2001 among Fisher Scientific International Inc., Thomas H. Lee Equity Fund III, L.P., THL-CCI Limited Partnership, THL Foreign Fund III, L.P., THL FSI Equity Investors, L.P., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners II-A, L.P., DLJ Offshore Partners, II, C.V., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners-A, L.P., DLJMB Funding II, Inc., UK Investment Plan 1997 Partners, DLJ EAB Partners, L.P., DLJ ESC II, L.P., DLJ First ESC, L.P., Chase Equity Associates, L.P., Merrill Lynch Kecalp L.P. 1997, Kecalp Inc., ML IBK Positions, Inc. and certain other persons named herein(15)
21.1	—	List of Subsidiaries of the Company*
23.1	—	Consent of DELOITTE & TOUCHE LLP*

*	Filed herewith

(1)	Included as an Annex or Exhibit to the Company’s Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4 (Registration No. 333-42777) filed with the Securities and Exchange Commission on December 19, 1997 and incorporated herein by reference.

(2)	Included as an exhibit to the Company’s Current Report on Form 8-K/ A filed with the Securities and Exchange Commission on February 17, 1999 and incorporated herein by reference.

(3)	Included in an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 24, 1993 and incorporated herein by reference.

(4)	Included as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 9, 1997 and incorporated herein by reference.

(5)	Included as an exhibit to the Company’s Current Report on Form 8-K dated August 7, 1997 filed with the Securities and Exchange Commission on August 8, 1997 and incorporated herein by reference.

(6)	Included as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-99884) filed with the Securities and Exchange Commission on November 30, 1995 and incorporated herein by reference.

(7)	Included as an exhibit to the Company’s Current Report on Form 8-K (Registration No. 001-10920) dated January 21, 1998 filed with the Securities and Exchange Commission on February 5, 1998 and incorporated herein by reference.

(8)	Included as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333-48285) filed with the Securities and Exchange Commission on March 19, 1998 and incorporated herein by reference.

(9)	Included as an exhibit to the Company’s Annual Report, as amended, on Form 10-K/ A for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 20, 1998 and incorporated herein by reference.

(10)	Included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 14, 1998 and incorporated herein by reference.

(11)	Included as an exhibit to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-42777) filed with the Securities and Exchange Commission on February 2, 1998 and incorporated herein by reference.

(12)	Included in an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 21, 1996 and incorporated herein by reference.

(13)	Included as an exhibit to the Company’s Current Report on Form 8-K Registration No. 001-10920 dated April 15, 1999 filed with the Securities and Exchange Commission on April 30, 1999.

(14)	Included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 and incorporated herein by reference.

(15)	Included as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001, filed with the Securities and Exchange Commission on May 15, 2001 and incorporated herein by reference.

(16)	Included as an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-68052) filed with the Securities and Exchange Commission on August 21, 2001 and incorporated herein by reference.

(17)	Included in an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999 and incorporated herein by reference.

(18)	Included in an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 28, 2002 and incorporated herein by reference.

(19)	Included as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-77046) filed with the Securities and Exchange Commission on January 18, 2002.

      (b) Reports on Form 8-K: The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.

      (c) Exhibits. The following exhibits are filed with this annual report:

21.1 —	List of Subsidiaries of the Company.

23.1 —	Consent of DELOITTE & TOUCHE LLP.

      (d) Financial Statement Schedule.

SCHEDULE II

Valuation and Qualifying Accounts and Reserves

for the Three Years Ended December 31, 2002 (in millions):

	Balance at	Charged to	Charged to	Deduction	Balance
	Beginning	Costs and	Other	and	at End
	of Period	Expenses	Accounts	Write-offs	of Period

Allowance for doubtful accounts
December 31, 2000	$34.9	$8.2	$—	$(8.1)	$35.0
December 31, 2001	35.0	2.9	1.4	(4.5)	34.8
December 31, 2002	34.8	5.6	—	(4.8)	35.6

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISHER SCIENTIFIC INTERNATIONAL INC.

By:	/s/ TODD M. DUCHENE

Todd M. DuChene
Vice President — General Counsel and Secretary

Date: March 17, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ PAUL M. MONTRONE Paul M. Montrone	Chief Executive Officer and Director (Principal Executive Officer)

/s/ PAUL M. MEISTER Paul M. Meister	Director

/s/ KEVIN P. CLARK Kevin P. Clark	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ROBERT A. DAY Robert A. Day	Director

/s/ ANTHONY J. DINOVI Anthony J. Dinovi	Director

/s/ MICHAEL D. DINGMAN Michael D. Dingman	Director

/s/ DAVID V. HARKINS David V. Harkins	Director

/s/ SCOTT M. SPERLING Scott M. Sperling	Director

/s/ W. CLAYTON STEPHENS W. Clayton Stephens	Director

/s/ KENT R. WELDON Kent R. Weldon	Director

CERTIFICATIONS

      I, Paul M. Montrone, certify that:

1) I have reviewed this annual report on Form 10-K of Fisher Scientific International Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

By:	/s/ PAUL M. MONTRONE

Paul M. Montrone
Chief Executive Officer
Fisher Scientific International Inc.

CERTIFICATIONS

      I, Kevin P. Clark, certify that:

1) I have reviewed this annual report on Form 10-K of Fisher Scientific International Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

By:	/s/ KEVIN P. CLARK

Kevin P. Clark
Chief Financial Officer
Fisher Scientific International Inc.