Form 10-Q
period 2003-03-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2003-05-15
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 01-10920

Fisher Scientific International Inc.

(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Liberty Lane Hampton, New Hampshire	03842 (Zip Code)
(Address of principal executive offices)

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

      The number of shares of Common Stock outstanding at May 13, 2003 was 54,809,640.

FISHER SCIENTIFIC INTERNATIONAL INC.

FORM 10-Q

For the quarter ended March 31, 2003

INDEX

			Page
			No.

Part I — FINANCIAL INFORMATION:
Item 1	—	Financial Statements:
		Introduction to the Financial Statements	2
		Statement of Operations — Three Months Ended March 31, 2003 and 2002	3
		Balance Sheet — March 31, 2003 and December 31, 2002	4
		Statement of Cash Flows — Three Months Ended March 31, 2003 and 2002	5
		Statement of Changes in Stockholders’ Equity and Other Comprehensive Income — Three Months Ended March 31, 2003	6
		Notes to Financial Statements	7
Item 2	—	Management’s Discussion and Analysis of Results of Operations and Financial Condition	15
Item 3	—	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4	—	Controls and Procedures	22
Part II — OTHER INFORMATION:
Item 6	—	Exhibits and Reports on Form 8-K	23
SIGNATURE			24

FISHER SCIENTIFIC INTERNATIONAL INC.

PART 1 — FINANCIAL INFORMATION

Item 1 —	Financial Statements

INTRODUCTION TO THE FINANCIAL STATEMENTS

      The financial statements included herein have been prepared by Fisher Scientific International Inc. (“Fisher”, the “Company” or “we”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002 balance sheet is the balance sheet included in the audited financial statements as shown in the Company’s 2002 Annual Report on Form 10-K. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

      The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF OPERATIONS

(In millions, except per share data)
(Unaudited)

	Three Months
	Ended March 31,

	2003	2002

Sales	$833.4	$775.5
Cost of sales	614.9	570.4
Selling, general and administrative expense	157.7	151.3

Income from operations	60.8	53.8
Interest expense	22.3	23.9
Other (income) expense, net	44.4	(0.1)

Income (loss) before income taxes and cumulative effect of accounting change	(5.9)	30.0
Income tax provision (benefit)	(5.0)	10.2

Income (loss) before cumulative effect of accounting change	(0.9)	19.8
Cumulative effect of accounting change, net of tax	—	(46.1)

Net loss	$(0.9)	$(26.3)

Basic income (loss) per common share before cumulative effect of accounting change	$(0.02)	$0.37
Cumulative effect of accounting change, net of tax	—	(0.85)

Basic net loss per common share	$(0.02)	$(0.49)

Diluted income (loss) per common share before cumulative effect of accounting change	$(0.02)	$0.34
Cumulative effect of accounting change, net of tax	—	(0.80)

Diluted net loss per common share	$(0.02)	$(0.46)

Weighted average common shares outstanding:
Basic	54.7	54.2

Diluted	54.7	57.6

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

BALANCE SHEET

(In millions, except share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43.8	$38.8
Accounts receivable, net	365.3	358.0
Inventories	280.5	267.8
Other current assets	120.8	104.8

Total current assets	810.4	769.4
Property, plant and equipment	334.5	332.7
Goodwill	495.0	508.1
Other assets	268.1	261.2

Total assets	$1,908.0	$1,871.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$14.0	$23.9
Accounts payable	400.8	347.9
Accrued and other current liabilities	199.6	211.5

Total current liabilities	614.4	583.3
Long-term debt	922.0	921.8
Other liabilities	231.5	232.8

Total liabilities	1,767.9	1,737.9

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 54,699,962 and 54,675,513 shares issued; and 54,663,356 and 54,638,907 shares outstanding at March 31, 2003 and December 31, 2002, respectively)	0.5	0.5
Capital in excess of par value	676.8	676.4
Accumulated deficit	(505.8)	(504.9)
Accumulated other comprehensive loss	(30.4)	(37.5)
Treasury stock, at cost (36,606 shares at March 31, 2003 and December 31, 2002)	(1.0)	(1.0)

Total stockholders’ equity	140.1	133.5

Total liabilities and stockholders’ equity	$1,908.0	$1,871.4

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(0.9)	$(26.3)
Adjustments to reconcile net loss to cash provided by operating activities:
Call premiums and deferred finance charges	45.7	—
Cumulative effect of accounting change	—	46.1
Depreciation and amortization	19.5	19.1
Loss on sale of property, plant and equipment	—	0.7
Deferred income taxes	(8.1)	(0.7)
Equity in loss of unconsolidated affiliates	0.5	0.5
Changes in working capital
Accounts receivable, net	(15.4)	(34.7)
Inventories	(11.2)	(6.5)
Accounts payable	51.6	16.9
Other assets	(11.0)	(0.7)
Other liabilities	(14.9)	(13.1)

Cash provided by operating activities	55.8	1.3

Cash flows from investing activities:
Capital expenditures	(13.7)	(8.3)
Other investments	0.9	(0.6)
Proceeds from sale of property, plant and equipment	0.2	—

Cash used in investing activities	(12.6)	(8.9)

Cash flows from financing activities:
Long-term debt payments	(609.1)	(3.3)
Long-term debt proceeds	608.0	—
Change in short-term debt, net	(12.6)	(1.9)
Proceeds from stock options exercised	0.3	1.6
Proceeds from accounts receivable securitization, net	10.0	—
Deferred financing costs	(9.8)	—
Call premiums	(27.3)	—

Cash used in financing activities	(40.5)	(3.6)

Effect of exchange rate changes on cash and cash equivalents	2.3	(0.8)

Net change in cash and cash equivalents	5.0	(12.0)
Cash and cash equivalents — beginning of period	38.8	75.1

Cash and cash equivalents — end of period	$43.8	$63.1

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(In millions, except share data)
(Unaudited)

					Shares To		Accumulated
	Common Stock		Capital in	Shares	Be		Other	Treasury Stock			Other
			Excess of	Deposited	Distributed	Accumulated	Comprehensive				Comprehensive
	Shares	Amount	Par Value	In Trust	From Trust	Deficit	Income (Loss)	Shares	Amount	Total	Income (Loss)

Balance at January 1, 2003	54,675,513	$0.5	$676.4	$(34.0)	$34.0	$(504.9)	$(37.5)	36,606	$(1.0)	$133.5
Net Loss	—	—	—	—	—	(0.9)	—	—	—	(0.9)	$(0.9)
Foreign currency translation adjustment	—	—	—	—	—	—	8.3	—	—	8.3	8.3
Unrealized investment losses	—	—	—	—	—	—	(0.1)	—	—	(0.1)	(0.1)
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(1.1)	—	—	(1.1)	(1.1)

Subtotal — other comprehensive income											$6.2

Proceeds from stock options	24,449	—	0.3	—	—	—	—	—	—	0.3
Tax benefit from stock options	—	—	0.1	—	—	—	—	—	—	0.1
Trust activity	—	—	—	4.1	(4.1)	—	—	—	—	—

Balance at March 31, 2003	54,699,962	$0.5	$676.8	$(29.9)	$29.9	$(505.8)	$(30.4)	36,606	$(1.0)	$140.1

See the accompanying notes to financial statements

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Formation and Background

      Fisher Scientific International Inc. (“Fisher” or the “Company”) was founded in 1902 and was incorporated as a Delaware Corporation in 1991. The Company’s operations are conducted throughout North and South America, Europe, the Far East, Australia, the Middle East and Africa directly or through one or more subsidiaries, joint ventures, agents, or dealers. The Company reports financial results on the basis of three business segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment manufactures, sells and distributes products to three primary customer markets: scientific research, clinical laboratory and industrial safety. Additionally, this segment provides contract manufacturing, chemical manufacturing and custom chemical synthesis and pharmaceutical services for phase III and phase IV clinical trials. The international distribution segment sells and distributes products primarily to the industrial and scientific research markets. The laboratory workstations segment engages in the manufacture and sale of laboratory furniture and fume hoods to the scientific research, educational and medical laboratory markets and the manufacture and sale of consoles and enclosures to the technology, communication and financial markets.

      The Company serves scientists engaged in biomedical, biotechnology, pharmaceutical, chemical and other fields of research and development, and is a supplier to reference laboratories, hospitals, healthcare alliances, physicians’ offices, environmental testing centers, quality-control laboratories and many other customers.

      As of January 1, 2003, certain affiliates of Thomas H. Lee Company (“THL Entities”) together with JP Morgan Partners, Merrill Lynch & Co. and Credit Suisse First Boston (USA) Inc. (the “Equity Investors”) owned on a diluted basis 33.4 percent of our issued and outstanding common stock. On January 15, 2003 and April 8, 2003, the THL Entities distributed, on a pro rata basis, approximately 9 million and 10 million shares, respectively, of our common stock, reducing the Equity Investors ownership to approximately 4 percent of the diluted shares of the Company.

      Certain prior year amounts have been reclassified to conform to their current presentation.

Note 2 — Change in Accounting Principle

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires the use of a nonamortization approach to account for goodwill and indefinite-lived intangible assets. Under the nonamortization approach, goodwill and indefinite-lived intangible assets will not be amortized but instead will be reviewed for impairment and written down with a resulting charge to operations in the period in which the recorded value of goodwill and indefinite-lived intangible assets is more than its fair value. The adoption of SFAS 142 required the Company to reassess the useful lives and residual values of all intangible assets and make any necessary amortization adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of our intangible assets. Additionally, SFAS 142 required the Company to perform an evaluation of whether goodwill and indefinite-lived intangible assets were impaired as of January 1, 2002, the effective date of the statement for the Company. Upon completion of the evaluation, the Company determined that no impairment existed for its indefinite-lived intangible assets.

      SFAS 142 provided a six-month transitional period from the effective date of adoption to perform an initial assessment of whether an indication of goodwill impairment existed. This initial assessment compared the fair value of the reporting unit to its carrying value, including goodwill. Fair value was determined using a combination of discounted cash flow and multiple of earnings valuation techniques. To the extent that the fair value was less than the carrying value, the Company was required to perform a second test to measure the amount of the goodwill impairment, if any. SFAS 142 also requires that goodwill be tested annually, and

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

between annual tests, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual test for indications of goodwill impairment as of October 31 each year.

      During the second quarter of 2002, the Company completed its transitional assessment in accordance with these tests and determined that goodwill was impaired as of January 1, 2002. As a result, the Company recorded a non-cash charge of $63.8 million ($46.1 million, net of tax) in the Company’s statement of operations, reflecting the cumulative effect of the accounting change to adjust goodwill to fair-value. The international distribution segment and laboratory workstations segment accounted for $19.7 million and $44.1 million of the charge, respectively.

Note 3 — Inventories

      The following is a summary of inventories by major category (in millions):

	March 31,	December 31,
	2003	2002

Raw materials	$48.0	$46.6
Work in process	10.7	10.6
Finished products	221.8	210.6

Total	$280.5	$267.8

Note 4 — Goodwill and Other Intangible Assets

      The following is a reconciliation of changes in the carrying amounts of goodwill by segment (in millions):

	Domestic	International	Laboratory
	Distribution	Distribution	Workstations	Total

Balance as of December 31, 2002	$341.8	$113.3	$53.0	$508.1
Purchase price allocation adjustment	(16.9)	0.7	—	(16.2)
Effect of foreign currency change	0.7	2.4	—	3.1

Balance as of March 31, 2003	$325.6	$116.4	$53.0	$495.0

      In March 2003, the Company finalized its third-party valuation of Maybridge Chemical Holdings Limited (“Maybridge”). As a result, the Company has recorded an adjustment to the purchase price allocation for Maybridge reflecting an increase in the fair value of indefinite-lived intangible assets acquired with the offsetting decrease to goodwill of $16.2 million.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following is a summary of other intangible assets that are subject to amortization (in millions):

	March 31,	December 31,
	2003	2002

Customer lists (net of accumulated amortization of $6.3 million and $5.9 million at March 31, 2003 and December 31, 2002, respectively)	$15.7	$15.1
Non-compete agreements (net of accumulated amortization of $16.1 million and $15.4 million at March 31, 2003 and December 31, 2002, respectively)	5.4	5.8
Patents and trademarks (net of accumulated amortization of $7.1 million and $6.7 million at March 31, 2003 and December 31, 2002, respectively)	8.8	8.9
Other amortizable intangible assets (net of accumulated amortization of $9.8 million and $9.2 million at March 31, 2003 and December 31, 2002, respectively)	20.8	20.4

Amortizable other intangible assets, net of accumulated amortization	$50.7	$50.2

      For the three months ended March 31, 2003 and 2002, the Company recorded amortization expense of $2.0 million and $2.1 million, respectively, related to amortizable other intangible assets.

      The estimated amortization expense for each of the five succeeding years and thereafter is as follows (in millions):

For the Year Ended December 31,

2003(a)	$6.0
2004	$6.9
2005	$4.2
2006	$3.9
2007	$2.8
thereafter	$26.9

(a)	Amount represents estimated amortization expense for the remaining nine months ending December 31, 2003.

      As of March 31, 2003 and December 31, 2002, the Company had indefinite-lived intangible assets in the domestic distribution segment of $76.6 million and $61.5 million, respectively. Indefinite-lived intangible assets consist primarily of tradenames acquired through the Company’s acquisitions of Cole-Parmer and MAS in 2001 and Maybridge in 2002.

Note 5 — Accounts Payable

      The Company maintains a zero balance cash management system for its U.S. accounts payable. Accordingly, included in accounts payable at March 31, 2003 and December 31, 2002, are approximately $98.9 million and $99.9 million, respectively, of checks that have not cleared.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 6 — Debt

      In February 2003, the Company entered into a $225 million receivables securitization facility (“Receivables Securitization”), which provides for the sale, on a revolving basis, of all of the accounts receivable of Fisher Scientific Company L.L.C., Cole Parmer Instrument Company, Fisher Clinical Services Inc., and Fisher Hamilton L.L.C. to FSI Receivables Company LLC (“FSI”), a special purpose, bankruptcy remote indirect wholly owned subsidiary of the Company. On the same date, FSI and the Company, as servicer, entered into a receivables transfer agreement with certain financial institutions, that provides for the transfer on a revolving basis of an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount of $225 million to be funded in cash from time to time to FSI. Under the terms of the Receivables Securitization, the originators retain collection and administrative responsibilities for the receivables in the pool. The effective funded interest rate on the Receivables Securitization is approximately one month LIBOR plus an annual commitment fee of 45 basis points. The unfunded annual commitment fee is 25 basis points. The Receivables Securitization replaced the existing receivables securitization which expired in January 2003. As of March 31, 2003, $10 million was sold through the Receivables Securitzation.

      In January 2003, the Company issued and sold $200 million of 8 1/8 percent senior subordinated notes due in May 2012 at a premium resulting in an effective yield of 7.4 percent. In February 2003, the Company entered into a new credit facility (the “Credit Facility”) with a group of financial institutions, consisting of a $400 million term loan facility (the “Term Facility”) and a $175 million revolving credit facility (the “Revolving Facility”). The Revolving Facility includes a sub-limit for the issuance of letters of credit. The Credit Facility also permits borrowers to be designated in the future to borrow loans denominated in local currency from individual lenders thereunder, either on a negotiated basis or through a competitive bidding process. Commitments under the Revolving Facility expire, and the loans outstanding thereunder mature, on March 31, 2008. The Term Facility requires the Company to make quarterly repayments of principal equal to $1 million beginning June 30, 2003 through March 31, 2009, and quarterly repayments of principal equal to $94 million beginning June 30, 2009 through the maturity of the Term Facility on March 31, 2010. Borrowings under the Revolving Facility bear interest, at the borrowers’ election, at either the adjusted LIBOR rate plus a margin of between 2.25 percent and 3.00 percent per annum or the prime rate plus a margin of between 1.25 percent and 2.00 percent per annum, depending in each case on the Company’s leverage ratio. Borrowings under the Term Facility bear interest at the adjusted LIBOR rate plus 2.50 percent per annum. The Credit Facility replaced the credit facility entered into in January 1998.

      Obligations of the Company and its subsidiaries under the Credit Facility will be secured by substantially all assets of the Company and its material domestic subsidiaries. Our principal financial covenants under the Credit Facility currently are (i) a maximum Total Leverage Ratio of 4.25 to 1.0, (ii) a maximum Senior Leverage Ratio of 3.5 to 1.0, (iii) a minimum Cash Interest Expense Coverage Ratio of 2.75 to 1.0, and (iv) limitations on capital expenditures. In addition, the Credit Facility contains certain other financial covenants of the Company and the subsidiary borrowers, including, restrictions on (i) indebtedness, (ii) the incurrence of liens, (iii) loans and investments, (iv) the sale of assets, (v) mergers, acquisitions and other business combinations and (vi) the payment of cash dividends to shareholders. As of March 31, 2003, the Company was in compliance with all covenants under the Credit Agreement.

      The proceeds from the 8 1/8 percent senior subordinated notes issued and sold in January 2003 and the Term Facility were used to refinance the Company’s 9 percent senior subordinated notes due in 2008.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following is a summary of debt obligations (in millions):

	March 31,	December 31,
	2003	2002

8 1/8 percent Senior Subordinated Notes (includes $7.9 million and $0 of premiums at March 31, 2003 and December 31, 2002, respectively)	$357.9	$150.0
7 1/8 percent Notes (net of a discount of $0.4 million at March 31, 2003 and December 31, 2002)	141.9	149.6
Term Facility	400.0	—
9 percent Senior Subordinated Notes (net of a discount of $3.9 million at December 31, 2002)	—	596.1
Other	36.2	50.0

Total debt	936.0	945.7
Less short-term debt	(14.0)	(23.9)

Total long-term debt	$922.0	$921.8

Note 7 — Comprehensive Income (Loss)

      Comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss), but excluded from net loss as these amounts are recorded directly as an adjustment to stockholders equity, net of tax. The following is a summary of comprehensive income (loss) for the three months ended March 31, 2003 and 2002 (in millions).

	Three Months
	Ended
	March 31,

	2003	2002

Net loss	$(0.9)	$(26.3)
Foreign currency translation adjustment	8.3	(5.4)
Unrealized loss on investments	(0.1)	(0.6)
Unrealized gain (loss) on cash flow hedges	(1.1)	0.6

Comprehensive income (loss)	$6.2	$(31.7)

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 8 — Earnings Per Share

      The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 (in millions):

	Three Months
	Ended
	March 31,

	2003	2002

Weighted average common shares outstanding used in computing basic earnings per share	54.7	54.2
Common stock equivalents(a)	—	3.4

Weighted average common shares outstanding used in computing diluted earnings per share	54.7	57.6

(a)	The weighted average amount of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share was 1.4 million as of March 31, 2003 and 2002.

Note 9 — Stock and Other Plans

      The company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of FASB Statement No. 123 (“SFAS No. 148”). Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 148, the Company’s net loss and loss per share would have approximated the pro forma amounts indicated below (in millions, except per share amounts):

	Three Months
	Ended
	March 31,

	2003	2002

Net loss, as reported	$(0.9)	$(26.3)
Deduct: Stock-based compensation expense determined using fair value based method for all awards, net of tax	(5.2)	(0.2)

Net loss, pro forma	$(6.1)	$(26.5)

Loss per share
As reported:
Basic	$(0.02)	$(0.49)

Diluted	$(0.02)	$(0.46)

Pro forma:
Basic	$(0.11)	$(0.49)

Diluted	$(0.11)	$(0.46)

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	March 31,

	2003	2002

Risk free interest rate	2.8%	3.8%
Expected life of option	5 years	5 years
Volatility	46%	47%
Expected dividend yield	0%	0%

Note 10 — Segment Information

      The Company reports financial results on the basis of three business segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment manufactures, sells and distributes products to three primary customer markets: scientific research, clinical laboratory and industrial safety. Additionally, this segment provides contract manufacturing and custom chemical synthesis and pharmaceutical services for Phase III and Phase IV clinical trials. The international distribution segment sells and distributes products primarily to the industrial and scientific research markets. The laboratory workstations segment engages in the manufacture and sale of laboratory furniture and fume hoods to the scientific research, educational and medical laboratory markets and the manufacture and sale of consoles and enclosures to the technology, communication, and financial markets.

      Selected business segment financial information for the three months ended March 31, 2003 and 2002 is presented below (in millions):

			Income From
	Sales		Operations

	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenue
Domestic distribution	$711.0	$670.1	$51.4	$47.5
International distribution	121.6	111.6	6.8	4.7
Laboratory workstations	49.9	42.6	2.6	1.7
Eliminations	(49.1)	(48.8)	—	(0.1)

Total	$833.4	$775.5	$60.8	$53.8

      Income from operations is revenue less related costs and direct and allocated expenses. Intercompany sales and transfers between segments were not material for the three months ended March 31, 2003 and 2002.

Note 11 — Related Party

      The Company recorded a charge of $1.5 million to terminate the management agreement between the Company and THL pursuant to which THL and certain of its affiliates provided consulting and management advisory services. This agreement was originally set to expire in 2005 and would have resulted in fees totaling $1.8 million being paid to THL for the period from the termination date through the end of the original term of the agreement.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 12 — Recent Accounting Pronouncements

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not anticipated to have a material effect on the Company’s financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. This interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. It is not deemed reasonably possible that the adoption of this statement will have a material effect on the Company’s financial position or results of operations.

      In December 2002, the FASB issued SFAS 148 which amends FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123. The transition guidance and annual disclosure provisions are effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has included the required interim disclosure provisions in its financial statements for the quarter ended March 31, 2003. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

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

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

Item 2 —	Management’s Discussion and Analysis of Results of Operations and Financial Condition

      This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-Q may constitute forward looking statements. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Cautionary Factors Regarding Forward-Looking Statements” contained in the Company’s Form 10-K for the year ended December 31, 2002. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in the report might not occur.

Overview

      We report financial results on the basis of three business segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment manufactures, sells and distributes products to three primary customer markets: scientific research, clinical laboratory and industrial safety. Additionally, this segment provides contract manufacturing, chemical manufacturing and custom chemical synthesis and pharmaceutical services for Phase III and Phase IV clinical trials. The international distribution segment sells and distributes products primarily to the industrial and scientific research markets. The laboratory workstations segment engages in the manufacture and sale of laboratory furniture and fume hoods to the scientific research, educational and medical laboratory markets and the manufacture and sale of consoles and enclosures to the technology, communication and financial industries.

      In January 2003, we issued and sold $200 million of 8 1/8 percent senior subordinated notes due May 2012 pursuant to Rule 144A and Regulation S of the Securities Act of 1933. The notes were issued under our existing 8 1/8 percent indenture and sold at a premium, resulting in an effective yield of 7.4 percent. In February 2003, we entered into a new credit facility agreement that includes a five-year revolving facility that provides for initial available borrowings of $175 million and a seven-year $400 million term loan. The proceeds from the term loan, together with proceeds from the 8 1/8 percent senior subordinated notes, were used to refinance our outstanding $600 million 9 percent senior subordinated notes maturing in 2008. As a result of the refinancing, we recorded a charge of $45.6 million in the first quarter of 2003 consisting of $27.3 million of call-premiums and $18.3 million of deferred financing and other costs associated with calling the 9 percent senior subordinated notes. In February 2003, we also entered into a new receivables securitization facility that provides for the sale, on a revolving basis, of certain accounts receivable of up to $225 million.

      As of January 1, 2003, certain affiliates of Thomas H. Lee Company (“THL Entities”) together with JP Morgan Partners, Merrill Lynch & Co. and Credit Suisse First Boston (USA) Inc. (the “Equity Investors”) owned on a diluted basis 33.4 percent of our issued and outstanding common stock. On January 15, 2003 and April 8, 2003, the THL Entities distributed, on a pro rata basis, approximately 9 million and 10 million shares, respectively, of our common stock, reducing the Equity Investors ownership to approximately 4 percent of the diluted shares of the Company.

Results of Operations

      The following table sets forth our sales and income from operations by segment for the three months ended March 31, 2003 and 2002 (in millions):

			Income
	Sales		From Operations

	2003	2002	2003	2002

Domestic distribution	$711.0	$670.1	$51.4	$47.5
International distribution	121.6	111.6	6.8	4.7
Laboratory workstations	49.9	42.6	2.6	1.7
Eliminations	(49.1)	(48.8)	—	(0.1)

Total	$833.4	$775.5	$60.8	$53.8

Sales

      Sales for the three months ended March 31, 2003 increased 7.5 percent to $833.4 million from $775.5 million for the comparable period in 2002. Excluding $18.7 million for the effect of foreign exchange, sales were $814.7 million, a 5.1 percent increase for the three months ended March 31, 2003 versus the comparable period in 2002. The increase in sales resulted from growth in our domestic distribution and laboratory workstation segments. Excluding the effect of foreign exchange, we are forecasting full year sales growth to range between 4 percent and 6 percent for 2003.

      Sales in the domestic distribution segment increased 6.1 percent to $711.0 million for the three months ended March 31, 2003 from $670.1 million for the comparable period in 2002. Sales growth into the clinical laboratory market was in the high single-digits. Sales into the scientific research and industrial markets grew in the middle single-digits. We are forecasting full year domestic distribution sales growth to range between 4.5 percent and 6.5 percent for 2003.

      Sales in the international distribution segment increased 9.0 percent to $121.6 million for the three months ended March 31, 2003 from $111.6 million for the comparable period in 2002. Excluding the $14.1 million favorable effect of foreign exchange, sales were $107.5 million, a 3.7 percent decrease, for the three months ended March 31, 2003 versus the comparable period in 2002. The decrease in sales, excluding the effect of foreign exchange, was primarily due to a continued economic slowdown, reduced government research funding resulting from increased government deficits and the uncertainty caused by the conflict in Iraq. We are forecasting full year international distribution growth to range between 2 percent and 5 percent for 2003, excluding the effect of foreign exchange, reflecting an anticipated improvement in the international economic environment.

      Sales in the laboratory workstations segment increased 17.1 percent to $49.9 million for the three months ended March 31, 2003 from $42.6 million for the comparable period in 2002. Although our backlog increased slightly to $109 million, we are cautious regarding this segment’s forecasted revenue growth due to continued economic uncertainty and the potential slowdown in new laboratory construction. Laboratory workstations is a project-based business which operates off of a backlog, a majority of which may be shipped in less than one year. Delivery and installation of projects, which are driven by the timing of construction projects, results in a corresponding reduction in backlog. We are forecasting full year laboratory workstations sales growth to range between 0 percent and 1 percent for 2003, primarily due to the effect of the $12.3 million homeland security order awarded to us in the fourth quarter of 2002 that we do not anticipate repeating in 2003.

Gross Profit

      Gross profit for the three months ended March 31, 2003 increased 6.5 percent to $218.5 million, or 26.2 percent of sales, from $205.1 million, or 26.4 percent of sales, for the comparable period in 2002. The decrease in gross profit as a percentage of sales related to a change in volume and product mix. We are forecasting gross profit as a percentage of sales for the full year to be consistent with 2002.

Selling, General and Administrative Expense

      Selling, general and administrative expense for the three months ended March 31, 2003 increased 4.2 percent to $157.7 million, or 18.9 percent of sales, from $151.3 million, or 19.5 percent of sales, for the comparable period in 2002. Selling, general and administrative expense as a percentage of sales decreased 60 basis points from the full integration of Cole-Parmer and continued fixed-cost leverage within our existing businesses. We are forecasting selling, general and administrative expense as a percentage of sales for the remainder of 2003 to remain comparable with our first quarter.

Income from Operations

      Income from operations for the three months ended March 31, 2003 increased to $60.8 million, or 7.3 percent of sales, from $53.8 million, or 6.9 percent of sales, for the comparable period in 2002. The increase in income from operations as a percentage of sales was attributable to an improvement in selling, general and administrative expense as a percentage of sales which more than offset the reduction in gross margins. We are forecasting income from operations as a percentage of sales to range between 7.7 percent and 7.9 percent for 2003.

      Income from operations in the domestic distribution segment increased 8.2 percent to $51.4 million, or 7.2 percent of segment sales for the three months ended March 31, 2003, from $47.5 million, or 7.1 percent of segment sales, for the comparable period in 2002. The increase in income from operations as a percentage of sales for the domestic distribution segment related to the completion of the integration of Cole-Parmer and continued fixed-cost leverage within our existing businesses. We are forecasting income from operations as a percentage of segment sales to range between 7.6 percent and 7.8 percent for 2003.

      Income from operations in the international distribution segment increased 44.7 percent to $6.8 million, or 5.6 percent of segment sales for the three months ended March 31, 2003, from $4.7 million, or 4.2 percent of segment sales, for the comparable period in 2002. The increase in international distribution income from operations as a percentage of sales in 2003 was due to an improvement in gross margin as we continue to focus on margin improvement initiatives and fixed-cost leverage on our existing businesses offset partially by decreased sales volume. We are forecasting income from operations as a percentage of segment sales to range between 5.5 percent and 6.0 percent for 2003.

      Income from operations in the laboratory workstations segment increased 52.9 percent to $2.6 million, or 5.2 percent of segment sales for the three months ended March 31, 2003, from $1.7 million, or 4.0 percent of segment sales, for the comparable period in 2002. Operating income in the laboratory workstations segment increased due to the increase in sales volume and the corresponding impact on fixed cost leverage. We are forecasting income from operations as a percentage of segment sales to range between 5.5 percent and 6.0 percent for 2003, as we continue to focus on improving manufacturing efficiencies.

Interest Expense

      Interest expense decreased by $1.6 million to $22.3 million for the three months ended March 31, 2003, from $23.9 million for the comparable period in 2002. The decrease in interest expense is primarily due to the debt refinancing in April 2002 and an overall decrease in interest rates. We are forecasting interest expense for the full year to be approximately $78 million to $80 million.

Other (Income) Expense, net

      Other expense, net, for the three months ended March 31, 2003 was $44.4 million compared to $0.1 million of other income, net, for the comparable period in 2002. In connection with our debt refinancing in the first quarter of 2003, we recorded a charge of $45.6 million consisting of $27.3 million of call premiums and $18.3 million of deferred financing charges, offset by $1.4 million of dividend income from an investment in preferred stock.

Income Tax Provision

      We recorded an income tax benefit of $5.0 million for the three months ended March 31, 2003 compared with a $10.2 million income tax provision for the comparable period in 2002. The effective income tax rate for the three month period ended March 31, 2003 was 30 percent compared with 34 percent for the corresponding period in 2002. The reduction was predominantly due to the effect of continued tax planning. We are forecasting our effective tax rate to remain at 30 percent for the remainder of 2003.

Cumulative Effect of Accounting Change

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

      SFAS 142 requires the use of a nonamortization approach to account for goodwill and indefinite-lived intangible assets. Under the nonamortization approach, goodwill and indefinite-lived intangible assets will not be amortized but instead will be reviewed for impairment and written down with a resulting charge to operations in the period in which the recorded value of goodwill and indefinite-lived intangible assets is more than its fair value. The adoption of SFAS 142 required us to reassess the useful lives and residual values of all intangible assets and make any necessary amortization adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of our intangible assets. Additionally, SFAS 142 required the Company to perform an evaluation of whether goodwill and indefinite-lived intangible assets were impaired as of January 1, 2002, the effective date of the statement for the Company. Upon completion of the evaluation, the Company determined that no impairment existed for its indefinite-lived intangible assets.

      SFAS 142 provided a six-month transitional period from the effective date of adoption to perform our initial assessment of whether an indication of goodwill impairment existed. This initial assessment compared the fair value of the reporting unit to its carrying value, including goodwill. Fair value was determined using a combination of discounted cash flow and multiple of earnings valuation techniques. To the extent that the fair value was less than the carrying value, the Company was required to perform a second test to measure the amount of the goodwill impairment, if any.

      During the second quarter of 2002, the Company completed its transitional assessment in accordance with these tests and determined that goodwill was impaired as of January 1, 2002. As a result, the Company recorded a non-cash charge of $63.8 million ($46.1 million, net of tax) in the Company’s statement of operations, reflecting the cumulative effect of the accounting change to adjust goodwill to fair-value. The international distribution segment and laboratory workstations segment accounted for $19.7 million and $44.1 million of the charge, respectively.

Liquidity and Capital Resources

      During the three months ended March 31, 2003, cash generated from operating activities was $55.8 million compared with $1.3 million for the comparable period in 2002. The increase in cash provided by operating activities is primarily due to increased earnings and continued improvements in working capital management, offset partially by a $10 million contribution to our pension plans. We expect cash flow from operations to be between $180 million and $190 million for 2003, reflecting forecasted improvements in earnings and working capital.

      During the three months ended March 31, 2003, investing activities used $12.6 million of cash compared with $8.9 million for the comparable period in 2002. Cash used for investing activities is primarily due to capital spending for our chemical manufacturing capabilities and our new West Coast warehouse. For the full year, we expect to invest approximately $60 million in capital expenditures, reflecting continued facility consolidations and increased investments in our chemicals manufacturing and pharmaceutical services. Although we intend to continue pursuing acquisitions of complementary businesses that will enhance our growth and profitability, we currently have no commitments, understanding or arrangements relating to any additional acquisitions.

      During the three months ended March 31, 2003, financing activities used $40.5 million of cash compared with $3.6 million of cash for the comparable period in 2002. The increase in cash used in financing activities is attributable to the payment of a $27.3 million call premium to redeem our 9 percent senior subordinated notes due 2008 related to the issuance and sale of our 8 1/8 percent senior subordinated notes and approximately $9.8 million in financing costs.

      In January 2003, we issued and sold $200 million of 8 1/8 percent senior subordinated notes due in May 2012 at a premium resulting in an effective yield of 7.4 percent. In February 2003, we entered into a new credit facility, replacing the credit facility entered into in January 1998 (the “Credit Facility”) with a group of financial institutions, consisting of a $400 million term loan facility (the “Term Facility”) and a $175 million revolving credit facility (the “Revolving Facility”). The Credit Facility limits our ability to pay cash dividends to 50 percent of cumulative consolidated net income and $75 million per fiscal quarter, that after giving effect to such payment, the total leverage ratio shall not exceed 3.5 to 1.0. The Revolving Facility includes a sub-limit for the issuance of letters of credit. Commitments under the Revolving Facility expire on March 31, 2008. The Term Facility requires us to make quarterly repayments of principal equal to $1 million through March 31, 2009, and quarterly repayments of principal equal to $94 million beginning June 30, 2009 through the maturity of the Term Facility on March 31, 2010.

      Our principal financial covenants under the Credit Facility currently are (i) a maximum Total Leverage Ratio of 4.25 to 1.0, (ii) a maximum Senior Leverage Ratio of 3.5 to 1.0, (iii) a minimum Cash Interest Expense Coverage Ratio of 2.75 to 1.0, and (iv) limitations on capital expenditures. In addition, the Credit Facility contains certain other financial covenants of the Company and the subsidiary borrowers, including, restrictions on (i) indebtedness, (ii) the incurrence of liens, (iii) loans and investments, (iv) the sale of assets, (v) mergers, acquisitions and other business combinations and (vi) the payment of cash dividends to shareholders. As of March 31, 2003, we were in compliance with all covenants under the Credit Agreement. We have no rating triggers under our Credit Facility.

      Proceeds from the 8 1/8 percent senior subordinated notes issued and sold in January 2003, together with proceeds from the Term Facility, were used to refinance the Company’s 9 percent senior subordinated notes due in 2008.

      In April 2003, we entered into various pay-fixed interest rate swaps to hedge a portion of the variability of cash flows related to changes in interest rates on borrowings of variable rate debt obligations. The interest rate swaps have a total notional value of $200 million and expire at various dates between March 2008 and March 2010.

      In addition, in February 2003, we entered into a $225 million receivables securitization facility (“Receivables Securitization”), which provides for the sale, on a revolving basis, of all of the accounts receivable of Fisher Scientific Company L.L.C., Cole Parmer Instrument Company, Fisher Clinical Services Inc., and Fisher Hamilton L.L.C. to FSI Receivables Company LLC (“FSI”), a special purpose, bankruptcy remote indirect wholly owned subsidiary of the Company. As of March 31, 2003, FSI had sold approximately $10 million in accounts receivable through the Receivables Securitization.

      The following table summarizes maturities for our significant financial obligations as of March 31, 2003 (in millions):

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt	$922.0	$—	$159.0	$9.5	$753.5
Operating Leases	129.6	22.6	32.9	24.4	49.7
Unconditional Purchase Obligations	0.1	0.1	—	—	—

Total Contractual Obligations	1,051.7	22.7	191.9	33.9	803.2
Standby letters of credit	28.3	28.3	—	—	—

Total Obligations	$1,080.0	$51.0	$191.9	$33.9	$803.2

      We expect to satisfy our short-term funding requirements from free operating cash flow, together with cash and cash equivalents on hand or available through the Credit Facility. A change in demand for our goods and services, while unlikely, would reduce free operating cash flow available to fund our operations. If such a decrease in demand were significant and free operating cash flow were reduced significantly, we could utilize the Receivables Securitization facility to the extent that we have qualified receivables to sell through the facility. We believe that these funding sources are sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. We may seek to raise additional funds from public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisition of businesses or products. There can be no assurance that additional funds will be available at all, or that if available, will be obtained at terms favorable to us. Additional financing could also be dilutive.

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continuously evaluates its estimates and judgments, including, among others, those related to product returns, warranty obligations, bad debts, inventory obsolescence, intangible assets, income taxes, retirement and insurance costs, and contingencies and litigation. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for the Company’s critical accounting policies.

Recent Accounting Pronouncements

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. This interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. It is not deemed reasonably possible that the adoption of this statement will have a material effect on our financial position or results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) which amends FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123. The transition guidance and annual disclosure provisions are effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has included the required interim disclosure provisions in its financial statements for the quarter ended March 31, 2003. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

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

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

Item 3	— Quantitative and Qualitative Disclosures About Market Risk

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

      We measure our market risk related to our holdings of financial instruments based on changes in interest rates, foreign currency rates and commodities utilizing sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10 percent change in these market rates. We used market rates as of March 31, 2003 on our financial instruments to perform the sensitivity analysis. We do not include items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits in the analysis.

      Our primary interest rate exposures relate to cash, fixed and variable rate debt and interest rate swaps and options. The potential loss in fair values is based on an immediate change in the net present values of our interest rate sensitive exposures resulting from a 10 percent change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10 percent change in rates. A hypothetical 10 percent change in interest rates would not have had a material impact on our fair values, cash flows or earnings for the three months ended March 31, 2003 and 2002.

      Our primary currency rate exposures relate to our intercompany debt, foreign cash and foreign currency forward and option contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10 percent shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10 percent change in currency exchange rates. A hypothetical 10 percent change in the currency exchange rates would not have had a material impact on the fair values, cash flows or earnings for the three months ended March 31, 2003 and 2002.

      Our primary commodity exposures relate to our use of diesel fuel for transportation and natural gas for manufacturing and heating purpose, as well as swaps and options. The potential loss in fair values is based on an immediate change in the net present value of our commodity exposures resulting from a 10 percent change in market rates. The potential loss in cash flows and earnings would not have had a material impact on our fair values, cash flows or earnings for the three months ended March 31, 2003 and 2002.

Item 4	— Controls and Procedures

      Within 90 days prior to the filing of this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) was carried out by management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic SEC filings. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the previously mentioned evaluation.

PART II — OTHER INFORMATION

Item 6 —	Exhibits and Reports on Form 8-K

      (a) Exhibits:

10.15     2003 Equity and Incentive Plan

      (b) Reports on Form 8-K:

      Fisher filed a Current Report on Form 8-K, dated January 7, 2003, reporting items 7 and 9, relating to its press release dated January 7, 2003 containing certain earnings guidance.

      Fisher filed a Current Report on Form 8-K, dated January 10, 2003, reporting items 7 and 9 relating its press release dated January 9, 2003 announcing the pricing of $200 million of its 8 1/8% senior subordinated notes due 2012.

      Fisher filed a Current Report on Form 8-K, dated March 11, 2003, reporting item 9, relating to its receipt of formal consent from the holders of its 8.125% senior subordinated notes due 2012 to amend the indenture for such notes.

      Fisher filed a Current Report on Form 8-K, dated May 5, 2003, reporting items 7, 9 and 12, announcing its financial results for the three months ended March 31, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER SCIENTIFIC INTERNATIONAL INC.

/s/ KEVIN P. CLARK

Kevin P. Clark
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2003

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

Paul M. Montrone
Chief Executive Officer
Fisher Scientific International Inc.

Date: May 15, 2003

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

Date: May 15, 2003