Form 10-Q
period 2003-06-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2003-08-01
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 01-10920

Fisher Scientific International Inc.

(Exact name of registrant as specified in its charter.)

Delaware (State or other jurisdiction of Incorporation or organization)	02-0451017 (I.R.S. Employer Identification No.)

One Liberty Lane, Hampton, New Hampshire (Address of principal executive offices)	03842 (Zip Code)

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

      The number of shares of Common Stock outstanding at July 31, 2003 was 54,961,529.

FISHER SCIENTIFIC INTERNATIONAL INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

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

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In millions, except per share data)

	(Unaudited)
Sales	$864.5	$809.9	$1,697.9	$1,585.4
Cost of sales	636.7	596.4	1,251.6	1,166.8
Selling, general and administrative expense	160.8	152.3	318.5	303.6
Restructuring credits	—	(1.5)	—	(1.5)

Income from operations	67.0	62.7	127.8	116.5
Interest expense	16.6	22.9	38.9	46.8
Other expense, net	3.2	11.9	47.6	11.8

Income before income taxes and cumulative effect of accounting change	47.2	27.9	41.3	57.9
Income tax provision	14.2	7.8	9.2	18.0

Income before cumulative effect of accounting change	33.0	20.1	32.1	39.9
Cumulative effect of accounting change, net of tax	—	—	—	(46.1)

Net income (loss)	$33.0	$20.1	$32.1	$(6.2)

Basic income per common share before cumulative effect of accounting change	$0.60	$0.37	$0.59	$0.73
Cumulative effect of accounting change, net of tax	—	—	—	(0.85)

Basic net income (loss) per common share	$0.60	$0.37	$0.59	$(0.12)

Diluted income per common share before cumulative effect of accounting change	$0.57	$0.35	$0.55	$0.69
Cumulative effect of accounting change, net of tax	—	—	—	(0.80)

Diluted net income (loss) per common share	$0.57	$0.35	$0.55	$(0.11)

Weighted average common shares outstanding:
Basic	54.8	54.5	54.8	54.4

Diluted	58.3	57.9	58.2	57.8

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

BALANCE SHEET

	June 30,	December 31,
	2003	2002

	(Unaudited)

	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$49.3	$38.8
Accounts receivable, net	368.9	358.0
Inventories	264.7	267.8
Other current assets	127.1	104.8

Total current assets	810.0	769.4
Property, plant and equipment	344.0	332.7
Goodwill	505.1	508.1
Other assets	272.7	261.2

Total assets	$1,931.8	$1,871.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$14.5	$23.9
Accounts payable	371.2	347.9
Accrued and other current liabilities	191.7	211.5

Total current liabilities	577.4	583.3
Long-term debt	919.5	921.8
Other liabilities	241.6	232.8

Total liabilities	1,738.5	1,737.9

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 54,933,495 and 54,675,513 shares issued; and 54,896,889 and 54,638,907 shares outstanding at June 30, 2003 and December 31, 2002, respectively)	0.5	0.5
Capital in excess of par value	681.8	676.4
Accumulated deficit	(472.8)	(504.9)
Accumulated other comprehensive loss	(15.2)	(37.5)
Treasury stock, at cost (36,606 shares at June 30, 2003 and December 31, 2002)	(1.0)	(1.0)

Total stockholders’ equity	193.3	133.5

Total liabilities and stockholders’ equity	$1,931.8	$1,871.4

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2002

	(In millions)

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$32.1	$(6.2)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	38.2	37.6
Call premiums and deferred financing charges	45.6	11.2
Deferred income taxes	3.2	(20.5)
Other noncash expenses	4.3	1.8
Cumulative effect of accounting change	—	46.1
Restructuring credits	—	(1.5)
Changes in working capital
Accounts receivable, net	(4.1)	(40.2)
Inventories	8.6	(7.3)
Accounts payable	18.8	36.4
Other assets	(26.2)	24.3
Other liabilities	(20.5)	(16.1)

Cash provided by operating activities	100.0	65.6

Cash flows from investing activities:
Capital expenditures	(31.0)	(15.9)
Purchase of financial instruments	(10.6)	—
Other investments	1.4	(0.5)

Cash used in investing activities	(40.2)	(16.4)

Cash flows from financing activities:
Proceeds from stock options exercised	4.2	5.4
Long-term debt proceeds	608.0	150.0
Payments of long-term debt	(610.0)	(219.9)
Changes in short-term debt, net	(13.8)	(8.0)
Deferred financing costs	(12.7)	(9.8)
Call premiums	(27.3)	—

Cash used in financing activities	(51.6)	(82.3)

Effect of exchange rate changes on cash and cash equivalents	2.3	3.2
Net change in cash and cash equivalents	10.5	(29.9)
Cash and cash equivalents — beginning of period	38.8	75.1

Cash and cash equivalents — end of period	$49.3	$45.2

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME

					Shares To		Accumulated
			Capital in		Be		Other	Treasury Stock,
	Common Stock		Excess of	Shares	Distributed		Comprehensive	at cost			Other
			Par	Deposited	From	Accumulated	Income				Comprehensive
	Shares	Amount	Value	In Trust	Trust	Deficit	(Loss)	Shares	Amount	Total	Income

	(In millions, except share data)

	(Unaudited)
Balance at January 1, 2003	54,675,513	$0.5	$676.4	$(34.0)	$34.0	$(504.9)	$(37.5)	36,606	$(1.0)	$133.5
Net income	—	—	—	—	—	32.1	—	—	—	32.1	$32.1
Foreign currency translation adjustment	—	—	—	—	—	—	29.2	—	—	29.2	29.2
Unrealized investment losses	—	—	—	—	—	—	(4.4)	—	—	(4.4)	(4.4)
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(2.5)	—	—	(2.5)	(2.5)

Subtotal — other comprehensive income	—	—	—	—	—	—	—	—	—	—	$54.4

Proceeds from stock options	257,982	—	4.2	—	—	—	—	—	—	4.2
Tax benefit from stock options	—	—	1.2	—	—	—	—	—	—	1.2
Trust activity	—	—	—	8.3	(8.3)	—	—	—	—	—

Balance at June 30, 2003	54,933,495	$0.5	$681.8	$(25.7)	$25.7	$(472.8)	$(15.2)	36,606	$(1.0)	$193.3

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Formation and Background

      Fisher Scientific International Inc. (“Fisher” or the “Company”) was founded in 1902 and was incorporated as a Delaware Corporation in 1991. The Company’s operations are conducted throughout North and South America, Europe, the Far East, Australia, the Middle East and Africa directly or through one or more subsidiaries, joint ventures, agents, or dealers. The Company reports financial results on the basis of three reportable segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment manufactures, sells and distributes products to three primary customer markets: scientific research, clinical laboratory and industrial safety. Additionally, this segment provides contract manufacturing, chemical manufacturing and custom chemical synthesis and pharmaceutical services for phase III and phase IV clinical trials. The international distribution segment sells and distributes products primarily to the industrial and scientific research markets. The laboratory workstations segment engages in the manufacture and sale of laboratory furniture and fume hoods to the scientific research, educational and medical laboratory markets and in the manufacture and sale of consoles and enclosures to the technology and financial markets.

      As of January 1, 2003, certain affiliates of Thomas H. Lee Company (“THL Entities”) together with JP Morgan Partners, Merrill Lynch & Co. and Credit Suisse First Boston (USA) Inc. (the “Equity Investors”) owned on a diluted basis 33.4 percent of our issued and outstanding common stock. On January 15, 2003 and April 8, 2003, the THL Entities and the Equity Investors distributed, on a pro rata basis, approximately 9 million and 10 million shares, respectively, of our common stock, reducing the THL Entities and the Equity Investors ownership to approximately 4 percent of the diluted shares of the Company.

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

      SFAS 142 provided a six-month transitional period from the effective date of adoption to perform an initial assessment of whether an indication of goodwill impairment existed. This initial assessment compares the fair value of the reporting unit to its carrying value, including goodwill. Fair value was determined using a combination of discounted cash flow and multiple of earnings valuation techniques. To the extent that the fair value was less than the carrying value, the Company was required to perform a second test to measure the amount of the goodwill impairment, if any. SFAS 142 also requires that goodwill be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The company has elected to perform its annual test for indication of goodwill impairment as of October 31 each year.

      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      During the second quarter of 2002, the Company completed its transitional assessment in accordance with these tests to determine if goodwill was impaired as of January 1, 2002. As a result, the Company recorded a non-cash charge of $63.8 million ($46.1 million, net of tax) in the Company’s statement of operations, reflecting the cumulative effect of the accounting change to adjust goodwill to fair value. The international distribution segment and laboratory workstations segment accounted for $19.7 million and $44.1 million of the charge, respectively.

Note 3 —	Inventories

      The following is a summary of inventories by major category (in millions):

	June 30,	December 31,
	2003	2002

Raw materials	$49.2	$46.6
Work in process	9.6	10.6
Finished products	205.9	210.6

Total	$264.7	$267.8

Note 4 —	Goodwill and Other Intangible Assets

      The following is a reconciliation of changes in the carrying amount of goodwill by segment for the six months ended June 30, 2003 (in millions):

	Domestic	International	Laboratory
	Distribution	Distribution	Workstations	Total

Balance as of December 31, 2002	$341.8	$113.3	$53.0	$508.1
Purchase price allocation adjustment	(16.9)	0.7	—	(16.2)
Effect of foreign currency change	4.1	9.1	—	13.2

Balance as of June 30, 2003	$329.0	$123.1	$53.0	$505.1

      In March 2003, the Company finalized its third-party valuation of Maybridge Chemical Holdings Limited (“Maybridge”). As a result, the Company has recorded an adjustment to the purchase price allocation for Maybridge reflecting an increase in the fair value of indefinite-lived intangible assets acquired with the offsetting decrease to goodwill of $16.2 million.

      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      The following is a summary of other intangible assets, net of accumulated amortization (in millions):

	June 30,	December 31,
	2003	2002

Customer lists (net of accumulated amortization of $6.7 million and $5.9 million at June 30, 2003 and December 31, 2002, respectively)	$15.6	$15.1
Non-compete agreements (net of accumulated amortization of $16.9 million and $15.4 million at June 30, 2003 and December 31, 2002, respectively)	4.7	5.8
Patents and tradenames (net of accumulated amortization of $7.4 million and $6.7 million at June 30, 2003 and December 31, 2002, respectively)	9.0	8.9
Other amortizable intangible assets (net of accumulated amortization of $10.3 million and $9.2 million at June 30, 2003 and December 31, 2002, respectively)	20.8	20.4

Amortizable other intangible assets, net of accumulated amortization	$50.1	$50.2

      For the three and six months ended June 30, 2003, the Company recorded amortization expense of $2.0 million and $4.0 million, respectively, related to amortizable other intangible assets. For the three and six months ended June 30, 2002, the Company recorded amortization expense of $2.2 million and $4.3 million, respectively, related to amortizable other intangible assets.

      The estimated amortization expense for each of the five succeeding years and thereafter is as follows (in millions):

For the year ended December 31,

2003(a)	$5.4
2004	$6.9
2005	$4.2
2006	$3.9
2007	$2.8
Thereafter	$26.9

(a)	Amount represents estimated amortization expense for the remaining six months ending December 31, 2003.

      As of June 30, 2003 and December 31, 2002, the Company had indefinite-lived intangible assets in the domestic distribution segment of $77.4 million and $61.5 million, respectively. Indefinite-lived intangible assets consist of trade names acquired through the Company’s acquisitions of Cole-Parmer and MAS in 2001 and Maybridge in 2002.

Note 5 — Accounts Payable

      The Company maintains a zero balance cash management system for its accounts payable. Accordingly, included in accounts payable at June 30, 2003 and December 31, 2002 are approximately $100 million of outstanding checks, respectively.

      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 6 — Debt

      In January 2003, the Company issued and sold $200 million of 8 1/8 percent senior subordinated notes due in May 2012 at a premium resulting in an effective yield of 7.4 percent. These notes were offered as additional debt securities under the indenture, pursuant to which, in April 2002, the Company issued and sold $150 million of 8 1/8 percent senior subordinated notes due 2012. On July 22, the Company launched an exchange offer for the notes it issued in January 2003, which is scheduled to expire on August 21, 2003, unless extended by the Company.

      In February 2003, the Company entered into a $225 million receivables securitization facility (“Receivables Securitization”), which provides for the sale, on a revolving basis, of all of the accounts receivable of Fisher Scientific Company L.L.C., Cole-Parmer Instrument Company, Fisher Clinical Services Inc., and Fisher Hamilton L.L.C. to FSI Receivables Company LLC (“FSI”), a special purpose, bankruptcy remote indirect wholly owned subsidiary of the Company. On the same date, FSI and the Company, as servicer, entered into a receivables transfer agreement with certain financial institutions, that provides for the transfer on a revolving basis of an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount of $225 million to be funded in cash from time to time to FSI. Under the terms of the Receivables Securitization, the originators retain collection and administrative responsibilities for the receivables in the pool. The effective funded interest rate on the Receivables Securitization is approximately one month LIBOR plus an annual commitment fee of 45 basis points. The unfunded annual commitment fee is 25 basis points. The Receivables Securitization replaced the existing receivables securitization facility, which expired in January 2003. The full amount of the receivables securitization facility was available at June 30, 2003.

      In February 2003, the Company entered into a new credit facility (the “Credit Facility”) with a group of financial institutions, consisting of a $400 million term loan facility (the “Term Facility”) and a $175 million revolving credit facility (the “Revolving Facility”). The Revolving Facility includes a sub-limit for the issuance of letters of credit. The Credit Facility also permits borrowers to be designated in the future to borrow loans denominated in local currency from individual lenders thereunder, either on a negotiated basis or through a competitive bidding process. Commitments under the Revolving Facility expire, and the loans outstanding thereunder mature, on March 31, 2008. The Term Facility requires the Company to make quarterly repayments of principal equal to $1 million beginning June 30, 2003 through March 31, 2009, and quarterly repayments of principal equal to $94 million beginning June 30, 2009 through the maturity of the Term Facility on March 31, 2010. Borrowings under the Revolving Facility bear interest at the adjusted LIBOR rate plus a margin of between 2.25 percent and 3.00 percent per annum depending in each case on the Company’s Total Leverage Ratio. Borrowings under the Term Facility bear interest at the adjusted LIBOR rate plus 2.50 percent per annum. The Credit Facility replaced the credit facility entered into in January 1998.

      Obligations of the Company and its subsidiaries under the Credit Facility will be secured by substantially all assets of the Company and its material domestic subsidiaries. Our principal financial covenants under the Credit Facility as amended currently are (i) a maximum Total Leverage Ratio of 4.75 to 1.0, (ii) a maximum Senior Leverage Ratio of 3.75 to 1.0, and (iii) a minimum Cash Interest Expense Coverage Ratio of 2.75 to 1.0, with respect to the fiscal quarters in our 2003 fiscal year. These ratios get adjusted for fiscal quarters in subsequent fiscal years. In addition, the Credit Facility contains certain other financial covenants of the Company and the subsidiary borrowers, including, restrictions on (i) indebtedness, (ii) the incurrence of liens, (iii) loans and investments, (iv) the sale of assets, (v) mergers, acquisitions and other business combinations, (vi) the payment of cash dividends to shareholders and (vii) limitations on capital expenditures. As of June 30, 2003, the Company was in compliance with all covenants as amended under the Credit Agreement.

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

      The following is a summary of debt obligations (in millions):

	June 30,	December 31,
	2003	2002

8 1/8 percent Senior Subordinated Notes (includes $7.7 million of premiums at June 30, 2003 and none at December 31, 2002)	$357.7	$150.0
7 1/8 percent Notes (net of a discount of $0.1 million and $0.4 million at June 30, 2003 and December 31, 2002, respectively)	142.0	149.6
Term Facility	399.0	—
9 percent Senior Subordinated Notes (net of a discount of $3.9 million at December 31, 2002)	—	596.1
Other	35.3	50.0

Total debt	934.0	945.7
Less short-term debt	(14.5)	(23.9)

Total long-term debt	$919.5	$921.8

Note 7 — Other Comprehensive Income

      Comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income, but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The following is a summary of comprehensive income for the three and six months ended June 30, 2003 and 2002 (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$33.0	$20.1	$32.1	$(6.2)
Foreign currency translation adjustment	20.9	33.7	29.2	28.3
Unrealized loss on investments	(4.3)	(0.1)	(4.4)	(0.7)
Unrealized gain (loss) on cash flow hedges	(1.4)	—	(2.5)	0.6
Realization of losses on cash flow hedges	—	5.3	—	5.3

Comprehensive income	$48.2	$59.0	$54.4	$27.3

      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8 — Earnings Per Share

      The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Weighted average common shares outstanding used in computing basic earnings per share	54.8	54.5	54.8	54.4
Common stock equivalents(a)	3.5	3.4	3.4	3.4

Weighted average common shares outstanding used in computing diluted earnings per share	58.3	57.9	58.2	57.8

(a)	The weighted average amount of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2003 was 1.6 million, and 1.6 million, respectively, and for the three and six months ended June 30, 2002 was 1.1 million and 1.3 million, respectively.

Note 9 — Stock and Other Plans

      The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of FASB Statement No. 123 (“SFAS No. 148”). Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income (loss) and income (loss) per share would have approximated the pro forma amounts indicated below (in millions, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Income (loss), as reported	$33.0	$20.1	$32.1	$(6.2)
Deduct: Stock-based compensation expense determined using fair value based method for all awards, net of tax	(3.8)	(1.5)	(7.8)	(4.0)

Net Income (loss), pro forma	$29.2	$18.6	$24.3	$(10.2)

Net Income (loss) per share
As reported:
Basic	$0.60	$0.37	$0.59	$(0.12)

Diluted	$0.57	$0.35	$0.55	$(0.11)

Pro forma:
Basic	$0.53	$0.34	$0.44	$(0.19)

Diluted	$0.50	$0.32	$0.42	$(0.18)

      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      The fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	June 30,

	2003	2002

Risk free interest rate	2.6%	3.8%
Expected life of option	5 years	5 years
Volatility	42%	47%
Expected dividend yield	0%	0%

Note 10 — Segment Information

      The Company reports financial results on the basis of three reportable segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment manufactures, sells and distributes products to three primary customer markets: scientific research, clinical laboratory and industrial safety. Additionally, this segment provides contract manufacturing and custom chemical synthesis and pharmaceutical services for phase III and phase IV clinical trials. The international distribution segment sells and distributes products primarily to the industrial and scientific research markets. The laboratory workstations segment engages in the manufacture and sale of laboratory furniture and fume hoods to the scientific research, educational and medical laboratory markets and in the manufacture and sale of consoles and enclosures to the technology and financial markets.

      Selected reportable segment financial information for the three and six months ended June 30, 2003 and 2002 is presented below (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Sales:
Domestic distribution	$731.0	$700.7	$1,442.0	$1,370.8
International distribution	125.2	109.0	246.8	220.6
Laboratory workstations	55.8	47.3	105.7	89.9
Eliminations	(47.5)	(47.1)	(96.6)	(95.9)

Total	$864.5	$809.9	$1,697.9	$1,585.4

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Income from operations:
Domestic distribution	$56.8	$53.8	$108.2	$101.1
International distribution	5.9	4.9	12.7	9.8
Laboratory workstations	3.8	2.8	6.4	4.5
Eliminations	0.5	(0.3)	0.5	(0.4)

Segment sub-total	67.0	61.2	127.8	115.0
Restructuring credits	—	(1.5)	—	(1.5)

Total	$67.0	$62.7	$127.8	$116.5

      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11 — Related Party

      In March 2003, the Company recorded a charge of $1.5 million to terminate the management agreement between the Company and THL pursuant to which THL and certain of its affiliates provided consulting and management advisory services. This agreement was originally set to expire in 2005 and would have resulted in fees totaling $1.8 million being paid to THL for the period from the termination date through the end of the original term of the agreement.

Note 12 — Recent Accounting Pronouncements

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not anticipated to have a material effect on the Company’s financial position or results of operations.

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. This interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not anticipated to have a material effect on the Company’s financial position or results of operations.

Note 13 — Subsequent Events

      On June 26, 2003, the Company announced its intent to acquire Perbio Science AB (“Perbio”), a publicly traded Swedish company listed on the Stockholm Stock Exchange for an aggregate purchase price of approximately $714 million (including the refinancing of approximately $40 million of Perbio indebtedness but excluding fees and expenses related to the transaction). This acquisition is referred to in this report as the “Perbio Acquisition”. On July 10, 2003 the Company launched a tender offer outside the U.S. for the shares of Perbio at a price of Swedish Krone (“SEK”) 142.5 per share (approximately $17.97 per share based on the June 26, 2003 exchange rate). All of Perbio’s directors and officers have agreed to tender their shares into the Company’s tender offer. The Company’s tender offer is scheduled to expire on August 14, 2003, unless extended by the Company. The Perbio Acquisition is subject to tender conditions and there can be no assurance that the transaction will be consummated. Perbio manufactures and sells consumable tools for protein related research and protein-based biopharma drug production, primarily to customers within the United States.

      On July 7, 2003, the Company offered and sold, in a private placement and pursuant to Rule 144A, $300 million principal amount of 2.50 percent convertible senior notes due 2023. The Company expects to use the net proceeds from the sale of the convertible senior notes to fund a portion of the cash consideration for the

      FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Perbio Acquisition. The remaining purchase price will be funded by existing bridge financing commitments, existing unused borrowing capacity under existing facilities and/or the proceeds of other financings. If the Perbio Acquisition is not consummated, the Company will use the net proceeds from the offering of the convertible senior notes for general corporate purposes, which may include the repayment of certain debt.

      On August 1, 2003, the Company commenced an offering of $200 million aggregate principal amount of its senior subordinated notes due 2013, the proceeds of which will also be used to finance a portion of the Perbio Acquisition. In addition, the Company expects to borrow up to an additional $250 million of term loans under its senior secured credit facility as part of the financing of the purchase price of Perbio.

      On July 22, the Company launched an exchange offer for the notes it issued in January 2003, which is scheduled to expire on August 21, 2003, unless extended by the Company.

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

Overview

      We report financial results on the basis of three reportable segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment manufactures, sells and distributes products to three primary customer markets: scientific research, clinical laboratory and industrial safety. Additionally, this segment provides contract manufacturing, chemical manufacturing and custom chemical synthesis and pharmaceutical services for phase III and phase IV clinical trials. The international distribution segment sells and distributes products primarily to the industrial and scientific research markets. The laboratory workstations segment engages in the manufacture and sale of laboratory furniture and fume hoods to the scientific research, educational and medical laboratory markets and in the manufacture and sale of consoles and enclosures to the technology and financial industries.

      In January 2003, we issued and sold $200 million of 8 1/8 percent senior subordinated notes due May 2012 pursuant to Rule 144A and Regulation S of the Securities Act of 1933. In February 2003, we entered into a new credit facility agreement that includes a five-year revolving facility that provides for initial borrowings of $175 million and a seven-year $400 million term loan. The proceeds from the term loan, together with proceeds from the 8 1/8 percent senior subordinated notes, were used to refinance our outstanding $600 million 9 percent senior subordinated notes maturing in 2008. In February 2003, we also entered into a new receivables securitization facility that provides for the sale, on a revolving basis, of certain accounts receivable of up to $225 million. As a result of the refinancing, we recorded a charge of $45.6 million in the first quarter of 2003 consisting of $27.3 million of call premiums and $18.3 million of deferred financing and other costs associated with calling the 9 percent senior subordinated notes.

      On June 26, 2003, we announced our intent to acquire Perbio Science AB (“Perbio”), a publicly traded Swedish company listed on the Stockholm Stock Exchange for an aggregate purchase price of approximately $714 million (including the refinancing of approximately $40 million of Perbio indebtedness but excluding fees and expenses related to the transaction). This acquisition is referred to in this report as the “Perbio Acquisition”. On July 10, 2003 we launched a tender offer outside the U.S. for the shares of Perbio at a price of Swedish Krone (“SEK”) 142.5 per share (approximately $17.97 per share based on the June 26, 2003 exchange rate). All of Perbio’s directors and officers have agreed to tender their shares into the Company’s tender offer. The Company’s tender offer is scheduled to expire on August 14, 2003, unless extended by the Company. The Perbio Acquisition is subject to tender conditions and there can be no assurance that the transaction will be consummated. Perbio manufactures and sells consumable tools for protein related research and protein-based biopharma drug production, primarily to customers within the United States.

      On July 7, 2003, we offered and sold, in a private placement and pursuant to Rule 144A, $300 million principal amount of 2.50 percent convertible senior notes due 2023. We expect to use the net proceeds from the sale of the convertible senior notes to fund a portion of the cash consideration for the Perbio Acquisition. If the Perbio Acquisition is not consummated, we will use the net proceeds from the offering of the convertible senior notes for general corporate purposes, which may include the repayment of certain debt.

      On August 1, 2003, we commenced an offering of $200 million aggregate principal amount of its senior subordinated notes due 2013, the proceeds of which will also be used to finance a portion of the Perbio

Acquisition. In addition, we expect to borrow up to an additional $250 million of term loans under its senior secured credit facility as part of the financing of the purchase price of Perbio.

      On July 22, we launched an exchange offer for the notes we issued in January 2003, which is scheduled to expire on August 21, 2003, unless extended by us.

Results of Operations

      The following table sets forth our sales and income from operations by reportable segment for the three and six months ended June 30, 2003 and 2002 (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Sales:
Domestic distribution	$731.0	$700.7	$1,442.0	$1,370.8
International distribution	125.2	109.0	246.8	220.6
Laboratory workstations	55.8	47.3	105.7	89.9
Eliminations	(47.5)	(47.1)	(96.6)	(95.9)

Total	$864.5	$809.9	$1,697.9	$1,585.4

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Income from operations:
Domestic distribution	$56.8	$53.8	$108.2	$101.1
International distribution	5.9	4.9	12.7	9.8
Laboratory workstations	3.8	2.8	6.4	4.5
Eliminations	0.5	(0.3)	0.5	(0.4)

Segment sub-total	67.0	61.2	127.8	115.0
Restructuring credits	—	(1.5)	—	(1.5)

Total	$67.0	$62.7	$127.8	$116.5

Sales

      Sales for the three and six months ended June 30, 2003 increased 6.7 percent and 7.1 percent to $864.5 million and $1,697.9 million, respectively, from $809.9 million and $1,585.4 million for the comparable periods in 2002. Excluding $20.7 million and $39.3 million for the effect of foreign exchange, sales for the three and six months ended June 30, 2003 were $843.8 million and $1,658.6 million, respectively, an increase of 4.2 percent and 4.6 percent over the comparable periods in 2002. For the three and six months ended June 30, 2003, the effect of acquisitions completed in 2002 was approximately 1 percent of sales growth. The increase in sales reflects growth in our domestic distribution segment partially offset by a decrease in international distribution sales. Excluding the effect of foreign exchange and any effect the Perbio Acquisition may have, we continue to expect full year sales growth to range between 4 percent and 6 percent for 2003.

      Sales in the domestic distribution segment increased 4.3 percent and 5.2 percent to $731.0 million and $1,442.0 million for the three and six months ended June 30, 2003, respectively. Excluding a $6.0 million favorable effect of foreign exchange for the three months ended June 30, 2003, sales were $725.0 million, an increase of 3.5 percent over the prior year second quarter. The sales growth in our domestic distribution segment is primarily attributable to growth in the clinical laboratory and domestic preparedness markets, with low single digit growth in the scientific research market due to a decline in sales to our biotechnology customers. We are forecasting full year domestic distribution sales growth to range between 4.5 percent and 6.5 percent for 2003.

      Sales in the international distribution segment increased 14.9 percent and 11.9 percent to $125.2 million and $246.8 million for the three and six months ended June 30, 2003, respectively. Excluding a $15.5 million favorable effect of foreign exchange for the three months ended June 30, 2003, sales were $109.7 million, an increase of approximately 1 percent over the prior year second quarter. Excluding a $29.6 million favorable effect of foreign exchange for the six months ended June 30, 2003, sales were $217.2 million, a decrease of approximately 1 percent over the prior year period. The decrease is primarily a result of the continued European economic slowdown and reduced government research funding resulting from increased government deficits. We are forecasting the full year international distribution sales growth rate to range between 0 percent and 3 percent for 2003, excluding the effect of foreign exchange.

      Sales in the laboratory workstations segment increased 18.0 percent and 17.6 percent to $55.8 million and $105.7 million for the three and six months ended June 30, 2003, respectively. Laboratory workstations is a project-based business which operates off of a backlog, a majority of which may be shipped in less than one year. Delivery and installation of projects, which are driven by the timing of construction projects, results in a corresponding reduction in backlog. Although our backlog remains stable at $109 million, we are forecasting full year laboratory workstations sales growth to range between 4 percent and 5 percent.

Gross Profit

      Gross profit for the three and six months ended June 30, 2003 increased 6.7 percent and 6.6 percent to $227.8 million, or 26.4 percent of sales, and $446.3 million, or 26.3 percent of sales, respectively, from $213.5 million, or 26.4 percent of sales, and $418.6 million, or 26.4 percent of sales, for the comparable periods in 2002. The change in gross profit as a percentage of sales was attributable to changes volume and product and service mix. We are forecasting gross profit as a percentage of sales for the full year to remain consistent with results for the six months ended June 30, 2003, excluding any effect of the Perbio Acquisition.

Selling, General and Administrative Expense

      Selling, general and administrative expense increased 5.6 percent and 4.9 percent to $160.8 million, or 18.6 percent of sales, and $318.5 million, or 18.8 percent of sales, for the three and six months ended June 30, 2003, respectively, from $152.3 million, or 18.8 percent of sales, and $303.6 million, or 19.2 percent of sales, for the corresponding periods in 2002. The decrease in selling, general and administrative expense as a percentage of sales was primarily attributable to benefits realized from the full integration of Cole-Parmer and continued fixed cost leverage within our existing businesses. We anticipate selling, general and administrative expense as a percentage of sales for the remainder of 2003 to remain consistent with second quarter levels, excluding any effect of the Perbio Acquisition.

Restructuring Credits

      We recorded a net restructuring credit of $1.5 million in the quarter ended June 30, 2002 related to our 2001 restructuring plans. The restructuring credit is primarily related to a reduction in estimated severance costs of approximately $1.6 million due to the benefit of attrition as well as outplacement costs being less than anticipated.

Income from Operations

      Income from operations increased to $67.0 million, or 7.8 percent of sales, and $127.8 million, or 7.5 percent of sales, for the three and six months ended June 30, 2003, respectively, from $62.7 million, or 7.7 percent of sales, and $116.5 million, or 7.4 percent of sales, for the comparable periods in 2002. Excluding the restructuring credit of $1.5 million, as discussed above, for the three and six months ended June 30, 2002, income from operations was $61.2 million, or 7.6 percent of sales, and $115.0 million, or 7.3 percent of sales, respectively. The increase in income from operations as a percentage of sales was primarily attributable to an improvement in domestic and international distribution gross profit as well as an improvement in selling general and administrative expenses. We are forecasting income from operations as a percentage of sales to range between 7.7 percent and 7.9 percent for 2003, excluding any effect of the Perbio Acquisition.

      Income from operations in the domestic distribution segment increased to $56.8 million, or 7.8 percent of sales, and $108.2 million, or 7.5 percent of sales, for the three and six months ended June 30, 2003, respectively, from $53.8 million, or 7.7 percent of sales, and $101.1 million, or 7.4 percent of sales, for the comparable periods in 2002. The increase in income from operations as a percentage of sales for the domestic distribution segment was attributable to the completion of the integration of Cole-Parmer and continued fixed-cost leverage within our existing businesses. We are forecasting income from operations as a percentage of segment sales to range between 7.6 percent to 7.8 percent for 2003.

      Income from operations in the international distribution segment increased to $5.9 million, or 4.7 percent of sales, and $12.7 million, or 5.1 percent of sales, for the three and six months ended June 30, 2003, respectively, from $4.9 million, or 4.5 percent of sales, and $9.8 million, or 4.4 percent of sales, for the comparable periods in 2002. Income from operations for the three and six months ended June 30, 2003 increased primarily due to an improvement in gross margin as we continue to focus on margin improvement initiatives. We are forecasting income from operations as a percentage of segment sales to range between 5.5 percent to 6.0 percent for 2003.

      Income from operations in the laboratory workstations segment increased to $3.8 million, or 6.8 percent of sales, and $6.4 million, or 6.1 percent of sales, for the three and six months ended June 30, 2003, respectively, from $2.8 million, or 5.9 percent of sales, and $4.5 million, or 5.0 percent of sales, for the comparable periods in 2002. Operating income in the laboratory workstations segment increased primarily from an increase in sales volume. We are forecasting income from operations as a percentage of segment sales to range between 5.5 percent to 6.0 percent for 2003.

Interest Expense

      Interest expense decreased $6.3 million and $7.9 million to $16.6 million and $38.9 million for the three and six months ended June 30, 2003, respectively. The decrease in interest expense is primarily due to the debt refinancing in April 2002 and January 2003 and an overall decrease in interest rates.

Other Expense, net

      Other expense, net, for the three and six months ended June 30, 2003 was $3.2 million and $47.6 million, compared to $11.9 million and $11.8 million for the comparable periods in 2002. For the six months ended June 30, 2003, other expense, net, includes a charge of $45.6 million, consisting of $27.3 million of call premiums and $18.3 million of deferred financing charges, a $3.7 million charge to mark-to-market certain financial instruments, offset by $1.4 million of dividend income from an investment in preferred stock. In connection with our note offering in 2002, we recorded a charge in other expense in the second quarter of 2002 for $11.2 million consisting of $7.1 million of fixed-swap unwind costs and $4.1 million of deferred financing and other costs associated with the retirement of bank term debt.

Income Tax Provision

      We recorded an income tax provision of $14.2 million and $9.2 million for the three and six months ended June 30, 2003, compared with a $7.8 million income tax provision and $18.0 million income tax provision for the corresponding periods in 2002. The effective income tax rate for the six-month period ended June 30, 2003 was 30 percent compared with 32 percent for the corresponding period in 2002. The reduction was predominantly due to the effect of continued tax planning.

Cumulative Effect of Accounting Change

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

      SFAS 142 requires the use of a nonamortization approach to account for goodwill and indefinite-lived intangible assets. Under the nonamortization approach, goodwill and indefinite-lived intangible assets will not be amortized but instead reviewed for impairment and written down with a resulting charge to operations in the period in which the recorded value of goodwill and indefinite-lived intangible assets is more than its fair value. The adoption of SFAS 142 required us to reassess the useful lives and residual values of all intangible assets and make any necessary amortization adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of our intangible assets. Additionally, SFAS 142 required the Company to perform an evaluation of whether goodwill and indefinite-lived intangible assets were impaired as of January 1, 2002, the effective date of the statement for the Company. Upon completion of the evaluation, the Company determined that no impairment existed for its indefinite-lived intangible assets.

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

Liquidity and Capital Resources

      For the six months ended June 30, 2003, we generated cash from operating activities of $100.0 million compared with $65.6 million for the same period in 2002. The increase in cash provided by operating activities is primarily due to an increase in earnings and continued improvements in working capital management. We expect cash flow from operations to be $180 million to $190 million for 2003, excluding any effect of the Perbio Acquisition.

      During the six months ended June 30, 2003, we used $40.2 million of cash for investing activities compared with $16.4 million for the same period in 2002. The increase in cash used for investing activities is primarily attributable to capital spending for our chemical manufacturing capabilities and our new West Coast warehouse and the purchase of certain financial instruments. We expect to invest approximately $60.0 million in capital expenditures for 2003, reflecting continued investments in our chemicals manufacturing and pharmaceutical services capacity.

      During the six months ended June 30, 2003, financing activities used $51.6 million of cash compared with $82.3 million of cash for the same period in 2002. The cash used in financing activities is primarily attributable to the payment of a $27.3 million call premium to redeem our 9 percent senior subordinated notes due 2008 related to the issuance and sale of our 8 1/8percent senior subordinated notes and approximately $12.7 million in deferred financing costs.

      In January 2003, we issued and sold $200 million of 8 1/8 percent senior subordinated notes due in May 2012 at a premium resulting in an effective yield of 7.4 percent. These notes were offered as additional debt securities under the indenture, pursuant to which, in April 2002, we issued and sold $150 million of 8 1/8 percent senior subordinated notes due 2012. On July 22, 2003, we launched an exchange offer for the notes we issued in January 2003, which is scheduled to expire on August 21, 2003, unless extended by the Company.

      In February 2003, we entered into a new credit facility, replacing the credit facility entered into in January 1998 (the “Credit Facility”) with a group of financial institutions, consisting of the Term Facility and a $175 million revolving credit facility (the “Revolving Facility”). The Credit Facility limits our ability to pay cash dividends to $75 million plus 50 percent of cumulative consolidated net income earned since January 1,

2003, that after giving effect to such payment, the total leverage ratio shall not exceed 3.50 to 1.0. The Revolving Facility includes a sub-limit for the issuance of letters of credit. Commitments under the Revolving Facility expire on March 31, 2008. The Term Facility requires us to make quarterly repayments of principal equal to $1 million through March 31, 2009, and quarterly repayments of principal equal to $94 million beginning June 30, 2009 through the maturity of the Term Facility on March 31, 2010.

      Our principal financial covenants under the Credit Facility currently as amended are (i) a maximum Total Leverage Ratio of 4.75 to 1.0, (ii) a maximum Senior Leverage Ratio of 3.75 to 1.0, and (iii) a minimum Cash Interest Expense Coverage Ratio of 2.75 to 1.0 with respect to the fiscal quarters in our 2003 fiscal year. These ratios get adjusted for fiscal quarters in subsequent fiscal years. In addition, the Credit Facility contains certain other financial covenants of the Company and the subsidiary borrowers, including, restrictions on (i) indebtedness, (ii) the incurrence of liens, (iii) loans and investments, (iv) the sale of assets, (v) mergers, acquisitions and other business combinations, (vi) the payment of cash dividends to shareholders and (vii) limitations on capital expenditure. As of June 30, 2003, we were in compliance with all covenants as amended under the Credit Agreement. We have no rating triggers under our Credit Facility.

      Proceeds from the 8 1/8 percent senior subordinated notes issued and sold in January 2003, together with proceeds from the Term Facility, were used to refinance the Company’s 9 percent senior subordinated notes due in 2008.

      In February 2003, we entered into a $225 million receivables securitization facility (“Receivables Securitization”), which provides for the sale, on a revolving basis, of all of the accounts receivable of Fisher Scientific Company L.L.C., Cole-Parmer Instrument Company, Fisher Clinical Services Inc., and Fisher Hamilton L.L.C. to FSI Receivables Company LLC (“FSI”), a special purpose, bankruptcy remote indirect wholly owned subsidiary of the Company.

      In April 2003, we entered into various pay-fixed interest rate swaps to hedge a portion of the variability of cash flows related to changes in interest rates on borrowings of variable rate debt obligations. The interest rate swaps have a total notional value of $200 million and expire at various dates between March 2008 and March 2010.

      In June 2003, we announced our intent to acquire Perbio Science AB (“Perbio”), a publicly traded Swedish company listed on the Stockholm Stock Exchange for an aggregate purchase price of approximately $714 million (including the refinancing of approximately $40 million of Perbio indebtedness but excluding fees and expenses related to the transaction). This acquisition is referred to in this report as the “Perbio Acquisition”. On July 10, 2003 the Company launched a tender offer outside the U.S. for the shares of Perbio at a price of Swedish Krone (“SEK”) 142.5 per share (approximately $17.97 per share based on the June 26, 2003 exchange rate). All of Perbio’s directors and officers have agreed to tender their shares into the Company’s tender offer. The Company’s tender offer is scheduled to expire on August 14, 2003, unless extended by the Company. The Perbio Acquisition is subject to tender conditions and there can be no assurance that the transaction will be consummated. Perbio manufactures and sells consumable tools for protein related research and protein-based biopharma drug production, primarily to customers within the United States.

      On July 7, 2003, we sold in a private offering $300 million of 2.50 percent convertible senior notes due October 1, 2023. The proceeds from the sale of these notes will be used to fund a portion of the Perbio Acquisition. In the event the Perbio Acquisition is not closed, the proceeds will be used for general corporate purposes, which may include the repayment of certain debt. The notes are convertible into shares of our common stock under certain circumstances, including: if the price of our common stock reaches, or the trading price of the notes falls below, specified thresholds; if we call the note for redemption; upon the occurrence of specified corporate transactions; or if the credit ratings assigned to the notes decline below certain levels. Upon conversion, we will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Note holders will be able to convert on any date on or prior to October 1, 2018, if the closing price of the common stock for at least 20 days in a 30-day period exceeds 120 percent of the then current conversion price of the notes. Note holders will be able to convert after October 1, 2018, if the closing price of the common stock exceeds 120 percent of the then current conversion price. Interest will be paid on the notes on April 1 and October 1 of each year, starting on October 1, 2003. On or after October 1, 2010, we have the option to redeem all or a portion of the notes that have not been previously converted or repurchased. The holders of the notes may require their repurchase, subject to certain conditions, on October 1, 2010, October 1, 2015 and October 1, 2020 or upon change of control.

      In addition, on August 1, 2003, the Company commenced an offering of $200 million aggregate principal amount of its senior subordinated notes due 2013, the proceeds of which will also be used to finance the Perbio Acquisition.

      The Company expects to borrow up to an additional $250 million of incremental term loans (the “Incremental Term Facility”) under its senior secured facility as part of the purchase price for Perbio. In the event the Perbio Acquisition is not consummated, the loan will not be drawn down. The Incremental Term Facility will mature on March 31, 2010.

      On July 22, 2003, the Company launched an exchange offer for the notes it issued in January 2003, which is scheduled to expire on August 21, 2003, unless extended by the Company.

      The following table summarizes maturities for our significant financial obligations as of June 30, 2003 (in millions):

	Payments Due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-Term Debt	$919.5	$—	$161.3	$9.5	$748.7
Operating Leases	133.3	24.0	35.4	26.2	47.7

Total Contractual Obligations	1,052.8	24.0	196.7	35.7	796.4
Standby letters of credit	27.7	27.7	—	—	—

Total Obligations	$1,080.5	$51.7	$196.7	$35.7	$796.4

      We expect to satisfy our short-term funding requirements from free operating cash flow, together with cash and cash equivalents on hand or available through the Credit Facility and the Receivables Securitization Facility. A change in demand for our goods and services, while unlikely, would reduce free operating cash flow available to fund our operations. If such a decrease in demand were significant and free operating cash flow were reduced significantly, we could utilize the Receivables Securitization facility to the extent that we have qualified receivables to sell through the facility. We believe that these funding sources are sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. We may seek to raise additional funds from public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisition of Perbio or other businesses or products. There can be no assurance that additional funds will be available at all, or that if available, will be obtained at terms favorable to us. Additional financing could also be dilutive.

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continuously evaluates its estimates and judgments, including, among others, those related to product returns, warranty obligations, bad debts, inventory obsolescence, intangible assets, income taxes, retirement and insurance costs, and contingencies and litigation. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and for the company’s critical accounting policies.

Recent Accounting Pronouncements

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not anticipated to have a material effect on the Company’s financial position or results of operations.

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. This interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this Interpretation is not anticipated to have a material effect on the Company’s financial position or results of operations.

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

      We measure our market risk related to our holdings of financial instruments based on changes in interest rates, foreign currency rates and commodities utilizing sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10 percent change in these market rates. We used market rates as of June 30, 2003 on our financial instruments to perform the sensitivity analysis. We do not include items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits in the analysis.

      Our primary interest rate exposures relate to cash, fixed and variable rate debt and interest rate swaps and options. The potential loss in fair values is based on an immediate change in the net present values of our interest rate sensitive exposures resulting from a 10 percent change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10 percent change in rates. A hypothetical 10 percent change in interest rates would not have had a material impact on our fair values, cash flows or earnings for the three and six months ended June 30, 2003 and 2002.

      Our primary currency rate exposures relate to our intercompany debt, foreign cash and foreign currency forward and option contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10 percent shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10 percent change in currency exchange rates. A hypothetical 10 percent change in the currency exchange rates would not have had a material impact on the fair values, cash flows or earnings for the three and six months ended June 30, 2003 and 2002.

      Our primary commodity exposures relate to our use of diesel fuel for transportation and natural gas for manufacturing and heating purpose, as well as swaps and options. The potential loss in fair values is based on an immediate change in the net present value of our commodity exposures resulting from a 10 percent change in market rates. The potential loss in cash flows and earnings would not have had a material impact on our fair values, cash flows or earnings for the three and six months ended June 30, 2003 and 2002

Item 4 —	Controls and Procedures

      As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) was carried out by management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic SEC filings. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the previously mentioned evaluation.

PART II — OTHER INFORMATION

Item 4 —	Submission of Matters to a Vote of Security Holders

      (a)     The annual meeting of stockholders of the Company was held on May 2, 2003.

      (b)     At the annual meeting, Anthony J. DiNovi, Paul M. Montrone and Scott M. Sperling were each elected as directors of the Company for a three-year term expiring at the Annual Meeting in 2006 and until his successor has been elected and duly qualified. Dr. Charles A. Sanders was elected as a director of the Company for a one-year term expiring at the Annual Meeting in 2004 and until his successor has been elected and duly qualified.

      (c)     The results of the voting on the proposals considered at the annual meeting of stockholders are as follows:

1. Election of Directors

	Votes For	Votes Against	Votes Abstained

Anthony J. DiNovi	48,978,356	339,310	—
Paul M. Montrone	47,568,759	1,748,907	—
Scott M. Sperling	48,277,347	1,040,319	—
Charles A. Sanders, M.D.	49,059,290	258,376	—

2. Proposal to approve and adopt the Fisher Scientific International Inc. 2003 Equity and Incentive Compensation Plan

The proposal to approve and adopt the Fisher Scientific International Inc. 2003 Equity and Incentive Compensation Plan was ratified, and voting results were as follows:

27,078,164 FOR, 22,209,010 AGAINST, and 30,492 ABSTAIN

3. Appointment of Independent Auditors

The appointment of Deloitte & Touche LLP as independent auditors for the current year was approved, and voting results were as follows:

47,768,092 FOR, 1,527,376 AGAINST, and 22,198 ABSTAIN

Item 6 —	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 10.1: Amendment No. 1, dated as of June 18, 2003, to the Credit Agreement dated as of February 14, 2003 among Fisher Scientific International Inc., Fisher Scientific Company L.L.C., the Lenders party thereto and JPMorgan Chase Bank, as administrative agent; previously filed as Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-4/A filed July 10, 2003 (Registration No. 333-104361), and incorporated herein by reference.

Exhibit 31.1: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

Fisher filed a current report on Form 8-K, dated June 27, 2003, relating to its press release dated June 26, 2003 announcing its intention to acquire Perbio Science AB.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER SCIENTIFIC INTERNATIONAL INC.

/s/ KEVIN P. CLARK

Kevin P. Clark
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 1, 2003