Form 10-Q
period 2003-09-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2003-11-14
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

or
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

      The number of shares of Common Stock outstanding at November 7, 2003 was 62,798,291.

FISHER SCIENTIFIC INTERNATIONAL INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

INDEX

		Page No.

	Part I — FINANCIAL INFORMATION:
Item 1 —	Financial Statements:
	Introduction to the Financial Statements	2
	Statement of Operations — Three and Nine Months Ended September 30, 2003 and 2002	3
	Balance Sheet — September 30, 2003 and December 31, 2002	4
	Statement of Cash Flows — Nine Months Ended September 30, 2003 and 2002	5
	Statement of Changes in Stockholders’ Equity and Other Comprehensive Income — Nine Months Ended September 30, 2003	6
	Notes to Financial Statements	7
Item 2 —	Management’s Discussion and Analysis of Results of Operations and Financial Condition	18
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4 —	Controls and Procedures	27
	Part II — OTHER INFORMATION:
Item 6 —	Exhibits and Reports on Form 8-K	28
SIGNATURE		30
Certifications

FISHER SCIENTIFIC INTERNATIONAL INC.

Part 1 — FINANCIAL INFORMATION

Item 1 —	Financial Statements

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

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In millions, except per share data)

	(Unaudited)
Sales	$890.0	$830.9	$2,587.9	$2,416.3
Cost of sales	651.0	612.8	1,902.6	1,779.6
Selling, general and administrative expense	170.9	151.6	489.4	455.2
Restructuring credits	—	—	—	(1.5)

Income from operations	68.1	66.5	195.9	183.0
Interest expense	23.4	22.4	62.3	69.2
Other expense, net	11.6	0.1	59.2	11.9

Income before income taxes and cumulative effect of accounting change	33.1	44.0	74.4	101.9
Income tax provision	5.4	14.1	14.6	32.1

Income before cumulative effect of accounting change	27.7	29.9	59.8	69.8
Cumulative effect of accounting change, net of tax	—	—	—	(46.1)

Net income	$27.7	$29.9	$59.8	$23.7

Basic income per common share before cumulative effect of accounting change	$0.50	$0.55	$1.09	$1.28
Cumulative effect of accounting change, net of tax	—	—	—	(0.84)

Basic net income per common share	$0.50	$0.55	$1.09	$0.44

Diluted income per common share before cumulative effect of accounting change	$0.47	$0.52	$1.02	$1.21
Cumulative effect of accounting change, net of tax	—	—	—	(0.80)

Diluted net income per common share	$0.47	$0.52	$1.02	$0.41

Weighted average common shares outstanding:
Basic	55.2	54.6	54.9	54.4

Diluted	59.4	57.8	58.5	57.8

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

BALANCE SHEET

	September 30,	December 31,
	2003	2002

	(Unaudited)

	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$265.9	$38.8
Accounts receivable, net	417.0	358.0
Inventories	354.0	267.8
Other current assets	128.4	104.8

Total current assets	1,165.3	769.4
Property, plant and equipment	413.7	332.7
Goodwill	963.4	508.1
Other assets	416.6	261.2

Total assets	$2,959.0	$1,871.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$9.8	$23.9
Accounts payable	377.2	347.9
Accrued and other current liabilities	252.6	211.5

Total current liabilities	639.6	583.3
Long-term debt	1,574.8	921.8
Other liabilities	244.0	232.8

Total liabilities	2,458.4	1,737.9

Commitments and contingencies:

Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 62,800,330 and 54,675,513 shares issued; and 62,537,685 and 54,638,907 shares outstanding at September 30, 2003 and December 31, 2002, respectively)	0.6	0.5
Capital in excess of par value	952.5	676.4
Accumulated deficit	(445.1)	(504.9)
Accumulated other comprehensive loss	(4.2)	(37.5)
Treasury stock, at cost (262,645 and 36,606 shares at September 30, 2003 and December 31, 2002, respectively)	(3.2)	(1.0)

Total stockholders’ equity	500.6	133.5

Total liabilities and stockholders’ equity	$2,959.0	$1,871.4

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(In millions)

	(Unaudited)
Cash flows from operating activities:
Net income	$59.8	$23.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	58.2	56.6
Call premiums and deferred financing charges	46.5	11.2
Deferred income taxes	0.2	(0.2)
Other noncash expenses	16.2	2.2
Cumulative effect of accounting change	—	46.1
Restructuring credits	—	(1.5)
Changes in working capital
Accounts receivables, net	(18.6)	(39.9)
Inventories	26.7	(6.9)
Accounts payable	11.3	34.3
Other assets	(54.0)	6.6
Other liabilities	9.3	(8.0)

Cash provided by operating activities	155.6	124.2

Cash flows from investing activities:
Acquisition, net of cash acquired	(649.0)	(7.9)
Capital expenditures	(50.1)	(26.8)
Purchase of financial instruments	(15.6)	—
Proceeds from sale of property, plant and equipment	0.3	0.1
Other investments	1.1	(0.6)

Cash used in investing activities	(713.3)	(35.2)

Cash flows from financing activities:
Proceeds from sale of common stock	261.0	—
Proceeds from stock options exercised	11.5	6.2
Long-term debt proceeds	1,308.0	150.0
Payments of long-term debt	(728.1)	(227.0)
Changes in short-term debt, net	(16.6)	(8.3)
Deferred financing costs	(27.1)	(9.8)
Call premiums	(27.3)	—

Cash provided by (used in) financing activities	781.4	(88.9)

Effect of exchange rate changes on cash and cash equivalents	3.4	2.7

Net change in cash and cash equivalents	227.1	2.8
Cash and cash equivalents — beginning of period	38.8	75.1

Cash and cash equivalents — end of period	$265.9	$77.9

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME

					Shares To		Accumulated
			Capital in		Be		Other	Treasury Stock,
	Common Stock		Excess of	Shares	Distributed		Comprehensive	at cost			Other
			Par	Deposited	From	Accumulated	Income				Comprehensive
	Shares	Amount	Value	In Trust	Trust	Deficit	(Loss)	Shares	Amount	Total	Income

	(In millions, except share data)

	(Unaudited)
Balance at January 1, 2003	54,675,513	$0.5	$676.4	$(34.0)	$34.0	$(504.9)	$(37.5)	36,606	$(1.0)	$133.5
Net income	—	—	—	—	—	59.8	—	—	—	59.8	$59.8
Foreign currency translation adjustment	—	—	—	—	—	—	35.5	—	—	35.5	35.5
Unrealized investment gains	—	—	—	—	—	—	0.6	—	—	0.6	0.6
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(2.4)	—	—	(2.4)	(2.4)
Minimum pension liability	—	—	—	—	—	—	(0.4)	—	—	(0.4)	(0.4)

Subtotal — other comprehensive income	—	—	—	—	—	—	—	—	—	—	$93.1

Proceeds from stock options	560,561	—	11.5	—	—	—	—	—	—	11.5
Tax benefit from stock options	—	—	2.5	—	—	—	—	—	—	2.5
Net proceeds from issuance of common stock	6,634,526	0.1	259.9	—	—	—	—	—	—	260.0
Proceeds from warrant exercises	929,730	—	2.2	—	—	—	—	226,039	(2.2)	—
Trust activity	—	—	—	8.4	(8.4)	—	—	—	—	—

Balance at September 30, 2003	62,800,330	$0.6	$952.5	$(25.6)	$25.6	$(445.1)	$(4.2)	262,645	$(3.2)	$500.6

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Formation and Background

      Fisher Scientific International Inc. (“Fisher” or the “Company”) was founded in 1902 and was incorporated as a Delaware Corporation in 1991. The Company’s operations are conducted throughout North and South America, Europe, the Far East, Australia, the Middle East and Africa directly or through one or more subsidiaries, joint ventures, agents, or dealers. The Company reports financial results on the basis of three reportable segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment manufactures, sells and distributes products to three primary customer markets: scientific research, clinical laboratory and industrial safety. Additionally, this segment provides contract manufacturing, chemical manufacturing and custom chemical synthesis and pharmaceutical services to drug manufacturers engaged in phase III and phase IV clinical trials. The international distribution segment sells and distributes products primarily to the industrial and scientific research markets. The laboratory workstations segment engages in the manufacture and sale of laboratory furniture and fume hoods to the scientific research, educational and medical laboratory markets and in the manufacture and sale of consoles and enclosures to the technology and financial markets.

      Certain prior year amounts have been reclassified to conform to their current presentation.

Note 2 — Public Offering of Common Stock

      On September 30, 2003, the Company issued and sold approximately 6.6 million shares of common stock in a public offering at a price of $40.75 per share. The Company sold these shares under a “shelf” registration statement dated September 3, 2003 pursuant to which it may issue and sell up to $750 million of its debt and equity securities. The Company will apply $50 million of the proceeds of this sale of common stock to redeem $46.0 million principal amount of its 8 1/8 percent senior subordinated notes due 2012. The Company intends to apply the remaining proceeds of the sale of its common stock to repay a portion of the term loans under the Company’s senior credit facility.

Note 3 — Change in Accounting Principle

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

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Note 4 — Acquisitions

      On September 8, 2003, the Company acquired approximately 93.6 percent of the outstanding stock of Perbio Science AB (“Perbio”), a Swedish company listed on the Stockholm Stock Exchange. On September 26, 2003, the Company acquired an additional 5.1 percent of the outstanding stock of Perbio increasing the Company’s ownership of Perbio to 98.7 percent. Perbio manufactures and sells consumable tools for protein-related research and protein-based biopharma drug production, primarily to customers within the United States. The purchase price was approximately $673 million in cash plus assumed net debt of approximately $44 million. The results of Perbio have been included in the domestic distribution segment from the date of acquisition.

      The acquisition of Perbio shares (the “Perbio Acquisition”) has been financed principally through the sale of $300 million principal amount of our 2.50 percent convertible senior notes, $150 million principal amount of 8 percent senior subordinated notes, and the borrowing of an additional $250 million of term loans under the Company’s senior credit facility. For the nine months ended September 30, 2003, other expense, net, includes a charge of $15.6 million for the purchase of options to hedge foreign currency exposures related to the Perbio Acquisition.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Perbio acquisition at the date of the acquisition. The allocation of purchase price has been made based upon management estimates and third-party valuations that have not been finalized. Accordingly, the allocation of the purchase price is preliminary and revisions may be necessary.

(In millions)
Current Assets	$160.9
Property, plant, and equipment	61.4
Intangible assets	184.8
Goodwill	455.8

Total assets acquired	862.9

Current liabilities	73.1
Other liabilities	140.8

Total liabilities assumed	213.9

Net assets acquired	$649.0

      The following unaudited pro forma financial information presents the results of operations as if the Perbio acquisition described above had occurred at the beginning of 2002. The unaudited pro forma amounts include financing charges to reflect borrowing costs that would have been incurred had the Perbio acquisition occurred at the beginning of 2002. The unaudited pro forma financial information is provided for informational purposes

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

only and does not purport to be indicative of the Company’s results of operations that would actually have been achieved had the Perbio acquisition been completed for the period presented, or that may be obtained in the future (in millions, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Sales	$938.1	$887.8	$2,756.2	$2,573.7
Income before cumulative effect of accounting change	27.5	29.9	57.6	68.0
Net income	27.5	29.9	57.6	21.9
Net income per common share
Basic	$0.50	$0.55	$1.05	$0.40
Diluted	$0.46	$0.52	$0.99	$0.38

Note 5 — Inventories

      The following is a summary of inventories by major category (in millions):

	September 30,	December 31,
	2003	2002

Raw materials	$69.0	$46.6
Work in process	21.8	10.6
Finished products	263.2	210.6

Total	$354.0	$267.8

Note 6 — Goodwill and Other Intangible Assets

      The following is a reconciliation of changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2003 (in millions):

	Domestic	International	Laboratory
	Distribution	Distribution	Workstations	Total

Balance as of January 1, 2003	$341.8	$113.3	$53.0	$508.1
Purchase price allocation adjustment	(16.9)	0.7	—	(16.2)
Acquisition(a)	455.8	—	—	455.8
Effect of foreign currency change	5.3	10.4	—	15.7

Balance as of September 30, 2003	$786.0	$124.4	$53.0	$963.4

(a)	The allocation of the purchase price for the Perbio Acquisition has been made based upon management estimates and third-party valuations that have not been finalized. Accordingly, the allocation of the purchase price is preliminary and revisions may be necessary.

      In March 2003, the Company finalized its third-party valuation of Maybridge Chemical Holdings Limited (“Maybridge”). As a result, the Company recorded an adjustment of $16.2 million to the purchase price allocation for Maybridge reflecting an increase in the fair value of indefinite-lived intangible assets acquired with the offsetting decrease to goodwill.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following is a summary of amortizable other intangible assets, net of accumulated amortization (in millions):

	September 30,	December 31,
	2003	2002

Customer lists (net of accumulated amortization of $7.0 million and $5.9 million at September 30, 2003 and December 31, 2002, respectively)	$22.4	$15.1
Non-compete agreements (net of accumulated amortization of $17.6 million and $15.4 million at September 30, 2003 and December 31, 2002, respectively)	3.9	5.8
Patents and tradenames (net of accumulated amortization of $7.9 million and $6.7 million at September 30, 2003 and December 31, 2002, respectively)	12.4	8.9
Other amortizable intangible assets (net of accumulated amortization of $17.0 million and $9.2 million at September 30, 2003 and December 31, 2002, respectively)(a)	193.8	20.4

Amortizable other intangible assets, net of accumulated amortization	$232.5	$50.2

      For the three and nine months ended September 30, 2003, the Company recorded amortization expense of $3.2 million and $7.2 million, respectively, related to amortizable other intangible assets. For the three and nine months ended September 30, 2002, the Company recorded amortization expense of $1.9 million and $6.2 million, respectively, related to amortizable other intangible assets.

      The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the year ended December 31,

2003(b)	$6.3
2004	$25.1
2005	$22.3
2006	$22.0
2007	$21.4
Thereafter	$135.4

(b)	Amount represents estimated amortization expense for the remaining three months ending December 31, 2003.

      As of September 30, 2003 and December 31, 2002, the Company had indefinite-lived intangible assets in the domestic distribution segment of $77.4 million and $61.5 million, respectively. Indefinite-lived intangible assets consist of tradenames acquired through the Company’s acquisitions of Cole-Parmer and MAS in 2001 and Maybridge in 2002.

Note 7 — Accounts Payable

      The Company maintains a zero balance cash management system for its accounts payable. Accordingly, included in accounts payable at September 30, 2003 and December 31, 2002 are approximately $95 million and $100 million of outstanding checks, respectively.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 8 — Debt

      In January 2003, the Company issued and sold $200 million of its 8 1/8 percent senior subordinated notes due in 2012 at a premium resulting in an effective yield of 7.4 percent. These notes were offered as additional debt securities under an April 2002 indenture, pursuant to which the Company issued and sold $150 million of its 8 1/8 percent senior subordinated notes due 2012.

      In February 2003, the Company entered into a $225 million receivables securitization facility (the “Receivables Securitization”), providing for the sale on a revolving basis of all of the accounts receivable of Fisher Scientific Company L.L.C., Cole-Parmer Instrument Company, Fisher Clinical Services Inc. and Fisher Hamilton L.L.C. to FSI Receivables Company LLC (“FSI”), a special purpose, bankruptcy remote indirect wholly owned subsidiary of the Company. On the same date, FSI and the Company, as servicer, entered into a receivables transfer agreement with certain financial institutions that provides for the transfer on a revolving basis of an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount of $225 million. Under the terms of the Receivables Securitization, the originators retain collection and administrative responsibilities for the receivables in the pool. The effective funded interest rate on the Receivables Securitization is approximately one month LIBOR plus a usage fee of 45 basis points. The unfunded annual commitment fee is 25 basis points. The Receivables Securitization expires in February 2004 and the Company expects to have a new facility in place upon expiration of the current facility with similar terms and conditions. The full amount of the Receivables Securitization facility was available at September 30, 2003.

      In February 2003, the Company entered into a new credit facility (the “Credit Facility”) with a group of financial institutions, consisting of a $400 million term loan facility (the “Original Term Facility”) and a $175 million revolving credit facility (the “Revolving Facility”). On September 10, 2003, the Company amended and restated the Credit Facility (the “Amended Credit Facility”) to provide for, among other things, an additional $250 million term loan facility (the “Tranche B-1 Term Facility”) as part of the financing of the Perbio Acquisition. The Amended Credit Facility consists of (i) the Original Term Facility, (ii) the Tranche B-1 Term Facility, and together with the Original Term Facility, (the “Term Facilities”), (iii) the Revolving Facility and (iv) upon request, and subject to the fulfillment of certain conditions, an additional incremental term loan facility (the “Incremental Facility”) of up to a maximum amount that varies depending on, among other things, meeting prescribed financial covenant levels and the amount of senior unsecured debt incurred by the Company since February 14, 2003. Borrowings under the Original Term Facility bear interest at the adjusted LIBOR rate plus 2.50 percent per annum. Borrowings under the Tranche B-1 Term Facility bear interest at the adjusted LIBOR rate plus 2.25 percent per annum. Borrowings under the Revolving Facility bear interest at the adjusted LIBOR rate plus 2.25 percent to 3.00 percent per annum, depending on the Company’s total leverage ratio. The Revolving Facility includes a sub-limit for the issuance of letters of credit and the Amended Credit Facility permits borrowers to be designated in the future to borrow loans denominated in local currency from individual lenders thereunder, either on a negotiated basis or through a competitive bidding process. Commitment fees are payable on the unborrowed amounts of the Revolving Facility at a rate of between 0.375 percent and 0.50 percent per annum, depending on the Company’s total leverage ratio, while such commitments remain outstanding. At September 30, 2003, $149.2 million of borrowings were available under the Revolving Facility. As of September 30, 2003, the Term Facilities require the Company to make quarterly repayments of principal equal to $1.5 million from December 31, 2004 through March 31, 2009, and quarterly repayments of principal equal to $142.5 million beginning June 30, 2009 through the maturity of the Term Facilities on March 31, 2010. Commitments under the Revolving Facility expire, and the loans outstanding thereunder mature, on March 31, 2008. In April 2003, the Company entered into various pay-fixed interest rate swaps to hedge a portion of the variability of cash flows related to changes in interest rates on borrowings of variable rate debt obligations. The interest rate swaps have a total notional value of $200 million and expire at various dates between March 2008 and March 2010.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Obligations of the Company under the Amended Credit Facility are secured by substantially all assets of the Company and its material domestic subsidiaries. Our principal financial covenants under the Amended Credit Facility currently are (i) a maximum Total Leverage Ratio of 4.75 to 1.0, (ii) a maximum Senior Leverage Ratio of 3.75 to 1.0, and (iii) a minimum Cash Interest Expense Coverage Ratio of 2.75 to 1.0, with respect to the fiscal quarters in our 2003 fiscal year. These ratios get adjusted for fiscal quarters in subsequent fiscal years. In addition, the Amended Credit Facility contains certain other financial covenants of the Company and the subsidiary borrowers, including, restrictions on (i) indebtedness, (ii) the incurrence of liens, (iii) loans and investments, (iv) the sale of assets, (v) mergers, acquisitions and other business combinations, (vi) the payment of cash dividends to shareholders and the purchase of stock from shareholders and (vii) limitations on capital expenditures. As of September 30, 2003, the Company was in compliance with the Amended Credit Facility.

      Proceeds from the 8 1/8 percent senior subordinated notes issued and sold in January 2003 and the Original Term Facility were used to redeem the Company’s then-outstanding 9 percent senior subordinated notes due in 2008. As a result of the refinancing, the Company recorded a charge in other expense, net, of $45.6 million, consisting of $27.3 million of call premiums and $18.3 million of deferred financing and other costs.

      In July 2003, the Company issued and sold $300 million of our 2.50 percent convertible senior notes due October 1, 2023. The notes are convertible into shares of our common stock under certain circumstances, including: if the price of our common stock reaches, or the trading price of the notes falls below, specified thresholds; if the Company calls the notes for redemption; upon the occurrence of specified corporate transactions; or if the credit ratings assigned to the notes decline below certain levels. Upon conversion, the Company will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Note holders will be able to convert at any date on or prior to October 1, 2018, if the closing price of the common stock for at least 20 days in a 30-day period exceeds 120 percent of the then current conversion price of the notes. Note holders will be able to convert after October 1, 2018, if the closing price of the common stock exceeds 120 percent of the then current conversion price. The notes convert into shares of the Company’s common stock at a rate of 21.0686 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $47.46 per share. Interest will be paid on the notes on April 1 and October 1 of each year, starting on October 1, 2003. On or after October 1, 2010, the Company has the option to redeem all or a portion of the notes that have not been previously converted or repurchased. The holders of the notes may require their repurchase, subject to certain conditions, on October 1, 2010, October 1, 2015 and October 1, 2020 or upon a change of control.

      In August 2003, the Company issued and sold $150 million of our 8 percent senior subordinated notes due in September 2013. The indenture under which the 8 percent senior subordinated notes were issued contains covenants that restrict, among other things, the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or make other restricted payments, (iii) merge or consolidate with any other person, and (iv) make minority investments, and contains other various covenants that are customary for transactions of this type.

      Proceeds from the Tranche B-1 Term Facility, the 2.50 percent convertible senior notes and the 8 percent senior subordinated notes were used to finance the Perbio Acquisition.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following is a summary of debt obligations (in millions):

	September 30,	December 31,
	2003	2002

7 1/8 percent Notes (net of a discount of $0.3 million and $0.4 million at September 30, 2003 and December 31, 2002, respectively)	$142.0	$149.6
8 percent Senior Subordinated Notes	150.0	—
8 1/8 percent Senior Subordinated Notes (includes $7.6 million of premiums at September 30, 2003 and none at December 31, 2002)	357.6	150.0
9 percent Senior Subordinated Notes (net of a discount of $3.9 million at December 31, 2002)	—	596.1
2.50 percent Convertible Senior Notes	300.0	—
Term Facilities	597.4	—
Other	37.6	50.0

Total debt	1,584.6	945.7
Less short-term debt	(9.8)	(23.9)

Total long-term debt	$1,574.8	$921.8

Note 9 — Other Comprehensive Income

      Comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income, but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The following is a summary of comprehensive income for the three and nine months ended September 30, 2003 and 2002 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$27.7	$29.9	$59.8	$23.7
Foreign currency translation adjustment	6.3	1.8	35.5	30.1
Unrealized gain (loss) on investments	5.0	(0.3)	0.6	(1.0)
Unrealized gain (loss) on cash flow hedges	0.1	0.7	(2.4)	1.3
Realization of losses on cash flow hedges	—	—	—	5.3
Minimum pension liability	(0.4)	—	(0.4)	—

Comprehensive income	$38.7	$32.1	$93.1	$59.4

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 10 — Earnings Per Share

      The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted average common shares outstanding used in computing basic net income per common share	55.2	54.6	54.9	54.4
Common stock equivalents(a)	4.2	3.2	3.6	3.4

Weighted average common shares outstanding used in computing diluted net income per common share	59.4	57.8	58.5	57.8

(a)	The amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted earnings per share was 2.4 million and 2.8 million for the three and nine months ended September 30, 2003, respectively, and was 2.0 million and 1.5 million for the three and nine months ended September 30, 2002, respectively.

      The Company has $300 million of 2.50 percent convertible senior notes outstanding as of September 30, 2003. Upon conversion, the Company has the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock. If converted into common stock, an additional 6.3 million shares would be included in the diluted net income per common share calculation.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 11 — Stock and Other Plans

      The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of FASB Statement No. 123 (“SFAS 148”). Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS 148, the Company’s net income and income per share would have approximated the pro forma amounts indicated below (in millions, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$27.7	$29.9	$59.8	$23.7
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	4.6	2.6	13.8	7.9

Net income, pro forma	$23.1	$27.3	$46.0	$15.8

Net income per common share
As reported:
Basic	$0.50	$0.55	$1.09	$0.44

Diluted	$0.47	$0.52	$1.02	$0.41

Pro forma:
Basic	$0.42	$0.50	$0.84	$0.29

Diluted	$0.39	$0.47	$0.79	$0.27

      The fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	September 30,

	2003	2002

Risk free interest rate	2.6%	3.8%
Expected life of option	5 years	5 years
Volatility	41%	47%
Expected dividend yield	0%	0%

Note 12 — Segment Information

      The Company reports financial results on the basis of three reportable segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment manufactures, sells and distributes products to three primary customer markets: scientific research, clinical laboratory and industrial safety. Additionally, this segment provides contract manufacturing and custom chemical synthesis and pharmaceutical services to drug manufacturers engaged in phase III and phase IV clinical trials. The international distribution segment sells and distributes products primarily to the industrial and scientific research markets. The laboratory workstations segment engages in the manufacture and sale of laboratory furniture and fume hoods to the scientific research, educational and medical laboratory markets and in the manufacture and sale of consoles and enclosures to the technology and financial markets.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Selected reportable segment financial information for the three and nine months ended September 30, 2003 and 2002 is presented below (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Sales:
Domestic distribution	$769.6	$717.9	$2,211.6	$2,088.7
International distribution	119.5	116.7	366.3	337.3
Laboratory workstations	50.4	45.7	156.1	135.6
Eliminations	(49.5)	(49.4)	(146.1)	(145.3)

Total	$890.0	$830.9	$2,587.9	$2,416.3

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income from operations:
Domestic distribution(a)	$58.7	$58.5	$166.9	$159.8
International distribution	6.0	5.3	18.7	14.9
Laboratory workstations	2.9	2.9	9.3	7.4
Eliminations	0.5	(0.2)	1.0	(0.6)

Segment sub-total	68.1	66.5	195.9	181.5
Restructuring credits	—	—	—	(1.5)

Total	$68.1	$66.5	$195.9	$183.0

(a)	Includes a $4.5 million charge to cost of sales for an inventory step-up recorded as part of the Perbio Acquisition for the three and nine months ended September 30, 2003.

Note 13 — Recent Accounting Pronouncements

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 defines when a business enterprise must consolidate a variable interest entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003. This interpretation applies in

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

Note 14 — Subsequent Events

      On October 6, 2003, the Company retired $24.7 million principal amount of its outstanding 7 1/8 percent notes due 2005. On October 20, 2003, the Company commenced a tender offer for the remaining $117.6 million principal amount of its 7 1/8 percent notes due December 2005. This tender offer will expire on November 18, 2003, unless extended by the Company. In addition, on October 20, 2003, the Company announced it will redeem $46 million principal amount of its 8 1/8 percent senior subordinated notes due 2012 pursuant to terms included in the indenture. On October 23, 2003, the Company used proceeds from the equity offering to retire bank term debt totaling $157.4 million.

      On November 4, 2003, the Company sold an additional $150 million of its 8 percent senior subordinated notes due 2013 at a premium to yield 6.75 percent. These notes were offered as additional debt securities under the indenture, pursuant to which, on September 20, 2003, the Company issued and sold $150 million of its 8 percent senior subordinated notes due 2013.

Item 2 —	Management’s Discussion and Analysis of Results of Operations and Financial Condition

      This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-Q may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to be correct. Certain factors that might cause such a difference include those discussed in the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Cautionary Factors Regarding Forward-Looking Statements” contained in our Form 10-K for the year ended December 31, 2002. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the foreword-looking events discussed in the report might not occur.

Overview

      We report financial results on the basis of three reportable segments: domestic distribution, international distribution and laboratory workstations. The domestic distribution segment manufactures, sells and distributes products to three primary customer markets: scientific research, clinical laboratory and industrial safety. Additionally, this segment provides contract manufacturing, chemical manufacturing and custom chemical synthesis and pharmaceutical services to drug manufacturers engaged in phase III and phase IV clinical trials. The international distribution segment sells and distributes products primarily to the industrial and scientific research markets. The laboratory workstations segment engages in the manufacture and sale of laboratory furniture and fume hoods to the scientific research, educational and medical laboratory markets and in the manufacture and sale of consoles and enclosures to the technology and financial industries. We are currently evaluating the way we manage our business as a result of the Perbio Acquisition and changes in dynamics in the principal markets we serve. This evaluation is expected to be completed during the fourth quarter of 2003 and may cause us to change our reportable segments.

      On September 8, 2003, the Company acquired approximately 93.6 percent of the outstanding stock of Perbio Science AB (“Perbio”) a Swedish Company listed on the Stockholm Stock Exchange. On September 26, 2003, the Company acquired an additional 5.1 percent of the outstanding stock of Perbio, increasing Fisher’s ownership of Perbio to 98.7 percent. The Company purchased all of these shares for an aggregate purchase price of approximately $673 million and assumed net debt of approximately $44 million. The Company has undertaken a mandatory redemption for the remaining shares of Perbio in accordance with Swedish tender law. The acquisition of Perbio shares (the “Perbio Acquisition”) has been financed principally through (a) the sale on July 7, 2003 of $300 million principal amount of our 2.50 percent convertible senior notes due 2003, (b) the sale on August 20, 2003 of $150 million principal amount of 8 percent senior subordinated notes due 2013, and (c) the borrowing on September 14, 2003 of an additional $250 million of term loans under our senior credit facility.

      Perbio manufactures and sells consumable tools for protein-related research and protein-based biopharma drug production, primarily to customers within the United States. We are currently evaluating the way we manage our business as a result of the Perbio Acquisition and changes in dynamics in the principal markets we serve. This evaluation is expected to be completed during the fourth quarter of 2003 and may change our reportable segments.

      In January 2003, we sold $200 million of 8 1/8 percent senior subordinated notes due May 2012. In February 2003, we entered into a new credit facility that includes a five-year revolving facility that provides for initial borrowings of $175 million and a seven-year $400 million term loan. The proceeds from the term loan, together with proceeds from the 8 1/8 percent senior subordinated notes, were used to redeem our then-outstanding $600 million 9 percent senior subordinated notes maturing in 2008. As a result of the financing, we recorded a charge of $45.6 million in the first quarter of 2003 consisting of $27.3 million of call premiums and

$18.3 million of deferred financing and other costs associated with calling the 9 percent senior subordinated notes.

      In February 2003, the Company also entered into a new receivables securitization facility that provides for the sale, on a revolving basis, of certain accounts receivable of up to $225 million.

      On September 30, 2003, the Company issued and sold approximately 6.6 million shares of common stock in a public offering at a price of $40.75 per share. Proceeds to the Company from the offering were approximately $260 million net of underwriter’s discounts and offering costs. The equity offering was sold under a “shelf” registration statement dated September 3, 2003 pursuant to which the Company may issue and sell up to $750 million of debt and equity securities.

      On November 4, 2003, the Company sold an additional $150 million of 8 percent senior subordinated notes due 2013 at a premium to yield 6.75 percent, which were offered as additional debt securities under the August 20, 2003 indenture for the 8 percent senior subordinated notes issued on August 20, 2003.

      We have used, or are using, the proceeds from our September 30, 2003 equity offering the issuance of 8 percent senior subordinated notes to redeem $46 million principal amount of our 8 1/8 percent senior subordinated notes on November 24, 2003, to retire $24.7 million of our 7 1/8 percent senior notes due 2005, to repay $157.4 million of our term loans, and to finance a tender offer price for our tender for the remaining $117.6 million of our 7 1/8 percent senior notes due 2005, as well as for general purposes.

Results of Operations

      The following table sets forth our sales and income from operations by reportable segment for the three and nine months ended September 30, 2003 and 2002 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Sales:
Domestic distribution	$769.6	$717.9	$2,211.6	$2,088.7
International distribution	119.5	116.7	366.3	337.3
Laboratory workstations	50.4	45.7	156.1	135.6
Eliminations	(49.5)	(49.4)	(146.1)	(145.3)

Total	$890.0	$830.9	$2,587.9	$2,416.3

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income from operations:
Domestic distribution(a)	$58.7	$58.5	$166.9	$159.8
International distribution	6.0	5.3	18.7	14.9
Laboratory workstations	2.9	2.9	9.3	7.4
Eliminations	0.5	(0.2)	1.0	(0.6)

Segment sub-total	68.1	66.5	195.9	181.5
Restructuring credits	—	—	—	(1.5)

Total	$68.1	$66.5	$195.9	$183.0

(a)	Includes a $4.5 million charge to cost of sales for an inventory step-up recorded as part of the Perbio Acquisition for the three and nine months ended September 30, 2003.

Sales

      Sales for the three and nine months ended September 30, 2003 increased 7.1 percent to $890.0 million and $2,587.9 million, respectively, from $830.9 million and $2,416.3 million for the comparable periods in 2002. The impact of foreign exchange had a $13.5 million and $52.9 million favorable effect on sales for the three and nine months ended September 30, 2003, respectively. Excluding the effect of foreign exchange, more than half of the growth rate is attributable to organic growth, primarily in our domestic distribution segment, partially offset by a decrease in international distribution sales. Sales growth from acquisitions was primarily attributable to the Perbio Acquisition.

      Sales in the domestic distribution segment increased 7.2 percent and 5.9 percent to $769.6 million and $2,211.6 million for the three and nine months ended September 30, 2003, respectively. The impact of foreign exchange had a $3.5 million and $14.9 million favorable effect on sales for the three and nine months ended September 30, 2003, respectively. The sales growth in our domestic distribution segment is attributable to increased demand for domestic-preparedness products and our acquisition of Perbio, partially offset by slow growth to certain of our biotechnology customers, and mixed results among our pharmaceutical and industrial customers.

      Sales in the international distribution segment increased 2.4 percent and 8.6 percent to $119.5 million and $366.3 million for the three and nine months ended September 30, 2003, respectively. The impact of foreign exchange had a $10.5 million and $40.2 million favorable effect on sales for the three and nine months ended September 30, 2003. The decrease in sales in the international distribution segment, excluding the effect of foreign exchange, was due to continued weakness in the European economy and reduced government research funding.

      Sales in the laboratory workstations segment increased 10.3 percent and 15.1 percent to $50.4 million and $156.1 million for the three and nine months ended September 30, 2003, respectively. Growth in the laboratory workstations segment during the third quarter was primarily attributable to various international projects. Laboratory workstations is a project-based business which operates off of a backlog, a majority of which may be shipped in less than one year. Delivery and installation of projects, which are driven by the timing of construction projects, results in a corresponding reduction in backlog. Backlog has decreased from $109 million at December 31, 2002 to $101 million at September 30, 2003.

Gross Profit

      Gross profit for the three months ended September 30, 2003 increased 9.6 percent to $239.0 million, or 26.9 percent of sales, from $218.1 million, or 26.3 percent of sales, for the comparable period in 2002. Gross profit for the nine months ended September 30, 2003 increased 7.6 percent to $685.3, or 26.5 percent of sales, from $636.7 million, or 26.4 percent of sales, for the comparable period in 2002. Included in gross profit for the three and nine months ended September 30, 2003 is $4.5 million in cost of sales related to a step-up in the fair value of inventory from the Perbio Acquisition. The change in gross profit as a percentage of sales for the three months ended September 30, 2003 was attributable to changes in volume and product and service mix. The change in gross profit as a percentage of sales for the nine months ended September 30, 2003 was attributable to price increases in our base businesses.

Selling, General and Administrative Expense

      Selling, general and administrative expense for the three months ended September 30, 2003 increased 12.7 percent to $170.9 million, or 19.2 percent of sales, from $151.6 million, or 18.2 percent of sales, for the corresponding period in 2002. Selling, general and administrative expense for the nine months ended September 30, 2003 increased 7.5 percent to $489.4 million, or 18.9 percent of sales, from $455.2 million, or 18.8 percent of sales, for the corresponding period in 2002. The increase in selling, general and administrative expense as a percentage of sales was primarily attributable to continued strategic investments in sales and marketing initiatives and acquisitions, offset partially by benefits realized from continued fixed cost leverage within our existing businesses.

Restructuring Credits

      We recorded a net restructuring credit of $1.5 million during the nine months ended September 30, 2002 related to our 2001 restructuring plans. The restructuring credit is primarily related to a reduction in estimated severance costs of approximately $1.6 million due to certain employees electing to voluntarily separate from the Company, as well as outplacement costs being less than anticipated. Additionally, we recorded an additional $0.1 million related to certain exit costs that could not be estimated at the time the plan was announced and recorded.

Income from Operations

      Income from operations increased for the three months ended September 30, 2003 to $68.1 million, or 7.7 percent of sales, from $66.5 million, or 8.0 percent of sales, for the comparable period in 2002. Income from operations increased for the nine months ended September 30, 2003 to $195.9 million, or 7.6 percent of sales, from $183.0 million, or 7.6 percent of sales, for the comparable period in 2002. Included in income from operations for the three and nine months ended September 30, 2003 is $4.5 million in cost of sales related to a step-up in the fair value of inventory from the Perbio Acquisition. Included in income from operations for the nine months ended September 30, 2002 is a $1.5 million restructuring credit, as discussed above. Excluding the $4.5 million charge for the inventory step-up, the increase in income from operations as a percentage of sales for the three and nine months ended September 30, 2003 was primarily attributable to improvements in gross profit and continued fixed cost leverage in our existing businesses.

      Income from operations increased for the three months ended September 30, 2003 in the domestic distribution segment to $58.7 million, or 7.6 percent of sales, from $58.5 million, or 8.1 percent of sales, for the comparable period in 2002. Income from operations increased for the nine months ended September 30, 2003 in the domestic distribution segment to $166.9 million, or 7.6 percent of sales, from $159.8 million, or 7.7 percent of sales, for the comparable period in 2002. Included in income from operations for the three and nine months ended September 30, 2003 is $4.5 million in cost of sales related to a step-up in the fair value of inventory from the Perbio Acquisition. Excluding the $4.5 million charge for the inventory step-up, the increase in income from operations as a percentage of sales for the domestic distribution segment was primarily attributable to improvements in gross profit and continued fixed cost leverage in our existing businesses.

      Income from operations in the international distribution segment increased to 6.0 million, or 5.0 percent of sales, and $18.7 million, or 5.1 percent of sales, for the three and nine months ended September 30, 2003, respectively, from $5.3 million, or 4.5 percent of sales, and $14.9 million, or 4.4 percent of sales, for the comparable periods in 2002. The improvement in income from operations as a percentage of sales is attributable to selling, general and administrative cost saving initiatives.

      Income from operations in the laboratory workstations segment remained flat at $2.9 million, or 5.8 percent of sales, and increased to $9.3 million, or 6.0 percent of sales, for the three and nine months ended September 30, 2003, respectively, from $2.9 million, or 6.3 percent of sales, and $7.4 million, or 5.5 percent of sales, for the comparable periods in 2002. Operating income in the laboratory workstations segment decreased as a percentage of sales for the quarter primarily due to product mix and increasing competitive pressures. Operating income increased for the nine months ended September 30, 2003 due to an increase in sales volume.

Interest Expense

      Interest expense increased by $1.0 million and decreased by $6.9 million to $23.4 million and $62.3 million for the three and nine months ended September 30, 2003, respectively. The increase in interest expense for the three months ended September 30, 2003 was primarily due to debt offerings completed in the third quarter of 2003 and $2.8 million of bridge financing commitment fees associated with the Perbio Acquisition, partially offset by an overall decrease in interest rates and recent debt refinancings. For the nine months ended September 30, 2003, the decrease in interest expense from the comparable period in 2002 was primarily due to the debt refinancings in April 2002 and January 2003 and an overall decrease in interest rates.

Other Expense, net

      Other expense for the three and nine months ended September 30, 2003 was $11.6 million and $59.2 million, respectively, compared to $0.1 million of income and $11.9 million of expense for the comparable periods in 2002. For the nine months ended September 30, 2003, other expense, net, includes charges of $27.3 million for call premiums, $19.1 million for the write-off of deferred financing fees, $13.9 million for the purchase of options to hedge foreign currency exposures related to the Perbio Acquisition and $1.8 million to put a collar on these foreign currency options, partially offset by $1.4 million of dividend income from an investment in preferred stock. During the nine months ended September 30, 2002, the Company recorded a charge in other expense for $11.2 million, consisting of $7.1 million of fixed-swap unwind costs and $4.1 million of deferred financing and other costs associated with the retirement of bank term debt.

Income Tax Provision

      We recorded an income tax provision of $5.4 million and $14.6 million for the three and nine months ended September 30, 2003, respectively, compared with a $14.1 million and $32.1 million for the corresponding periods in 2002. The effective income tax rate for the nine-month period ended September 30, 2003 was 19.6 percent compared with 31.5 percent for the comparable period in 2002. The lower effective tax rate for the nine months ended September 30, 2003 reflects the change in the effective tax rate in the third quarter from 30 percent to 28 percent and the impact of charges associated with the debt refinancing in the first quarter of 2003 and the Perbio Acquisition.

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

Liquidity and Capital Resources

      For the nine months ended September 30, 2003, we generated cash from operating activities of $155.6 million compared with $124.2 million for the comparable period in 2002. The increase in cash provided by operating activities is primarily due to an increase in earnings and continued improvements in working capital management. During the nine months ended September 30, 2003, the Company made $37.5 million in contributions to pension plans. As a result of these contributions, as of September 30, 2003 all of our plans approximated fully funded status. We expect 2003 full year cash flow from operations to be between $185 million and $195 million.

      During the nine months ended September 30, 2003, we used $713.3 million of cash for investing activities compared with $35.2 million for the comparable period in 2002. The increase in cash used for investing activities is primarily attributable to the purchase of Perbio and continued capital spending for our chemical manufacturing capabilities and our new West Coast warehouse, which became fully operational in the third quarter of 2003. We expect to invest approximately $75 million in capital expenditures for the full year 2003.

      During the nine months ended September 30, 2003, financing activities generated $781.4 million of cash compared with using $88.9 million of cash for the comparable period in 2002. The cash generated from financing activities is related to the completion of (i) the public offering of our common stock on September 30, 2003, (ii) the sale of $300 million principal amount of our 2.50 percent convertible senior notes due 2023, (iii) the sale of $150 million principal amount of 8 percent senior subordinated notes due 2013, and (iv) the borrowing of an additional $250 million of term loans under our senior credit facility on September 10, 2003, partially offset by $27.3 million in the payment of call premiums to redeem our 9 percent senior subordinated notes due 2008 and $27.1 million in deferred financing fees. We anticipate additional payments for call premiums and the write-off of deferred financing fees in the fourth quarter of 2003 of approximately $20 million. Included in financing activities during the quarter was the repayment of approximately $67 million in debt assumed with the Perbio Acquisition.

      In January 2003, we issued and sold $200 million of 8 1/8 percent senior subordinated notes due in May 2012 at a premium resulting in an effective yield of 7.4 percent. In August 2003, we exchanged the 8 1/8 percent senior subordinated notes through an exchange offer with securities registered with the Securities Exchange Commission. In February 2003, we entered into a new credit facility, replacing the credit facility entered into in January 1998 (the “Credit Facility”) with a group of financial institutions, consisting of the Term Facility and a $175 million revolving credit facility (the “Revolving Facility”). Proceeds from the 8 1/8 percent senior subordinated notes issued and sold in January 2003, together with proceeds from the Term Facility, were used to refinance the Company’s then-outstanding 9 percent senior subordinated notes due 2008. On September 10, 2003, the Company amended and restated the Credit Facility (the “Amended Credit Facility”) to provide for, among other things, an additional $250 million term loan facility (the “Tranche B-1 Term Facility”) as part of the financing of the Perbio Acquisition. The Amended Credit Facility consists of (i) the Original Term Facility, (ii) the Tranche B-1 Term Facility and together with the Original Term Facility, the “Term Facilities”, (iii) the Revolving Facility and (iv) upon request, and subject to the fulfillment of certain conditions, an incremental term loan facility (the “Incremental Facility”) of up to a maximum amount that varies depending on, among other things, meeting prescribed financial covenant levels and the amount of senior unsecured debt incurred by the Company since February 14, 2003. Commitment fees are payable on the unborrowed amounts of the Revolving Facility (which shall be determined without taking into account any local currency loan described below) and the Term Facilities at a rate of between 0.375 percent and 0.50 percent per annum, depending on the Company’s total leverage ratio, while such commitments remain outstanding. Upon completion of our anticipated repayment of $157.4 million of term loans, the Term Facilities will require the Company to make quarterly repayments of principal equal to $1.1 million from December 31, 2004 through March 31, 2009, and quarterly repayments of principal equal to $105 million beginning June 30, 2009 through the maturity of the Term Facilities on March 31, 2010. Commitments under the Revolving Facility expire, and the loans outstanding thereunder, mature on March 31, 2008. The Term Facilities limit our ability to pay cash dividends to 50 percent of cumulative consolidated net income and $75 million per fiscal quarter, that after giving effect to such payment, the total leverage ratio shall not exceed 3.50 to 1.0.

      Our principal financial covenants under the Amended Credit Facility are (i) a maximum Total Leverage Ratio of 4.75 to 1.0, (ii) a maximum Senior Leverage Ratio of 3.75 to 1.0 and (iii) a minimum Cash Interest Expense Coverage Ratio of 2.75 to 1.0 with respect to the fiscal quarters in our 2003 fiscal year. In addition, the Amended Credit Facility contains certain other financial covenants of the Company and the subsidiary borrowers, including, restrictions on (i) indebtedness, (ii) the incurrence of liens, (iii) loans and investments, (iv) the sale of assets, (v) mergers, acquisitions and other business combinations and (vi) the payment of cash dividends to shareholders and the purchase of stock from our shareholders. As of September 30, 2003, we were in compliance with all covenants as amended under the Amended Credit Facility. We have no rating triggers under our Amended Credit Facility.

      In February 2003, we entered into a $225 million receivables securitization facility (“Receivables Securitization”), which provides for the sale, on a revolving basis, of all of the accounts receivable of Fisher Scientific Company L.L.C., Cole-Parmer Instrument Company, Fisher Clinical Services Inc. and Fisher Hamilton L.L.C. to FSI Receivables Company LLC (“FSI”), a special purpose, bankruptcy remote indirect wholly owned subsidiary of the Company. On the same date, FSI and Fisher, as servicer, entered into a receivables transfer agreement with certain financial institutions, which provides for the transfer on a revolving basis of an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount of $225 million to be funded in cash from time to time to FSI. Under the terms of the Receivables Securitization, the originators retain collection and administrative responsibilities for the receivables in the pool. The effective funded interest rate on the Receivables Securitization Facility is approximately one month LIBOR plus a usage fee of 45 basis points. The unfunded annual commitment fee is 25 basis points. The Receivables Securitization expires in February 2004. The Company is planning to have a new facility in place by the time the existing facility expires with similar terms and conditions.

      In April 2003, we entered into various pay-fixed interest rate swaps to hedge a portion of the variability of cash flows related to changes in interest rates on borrowings of variable rate debt obligations. The interest rate swaps have a total notional value of $200 million and expire at various dates between March 2008 and March 2010.

      In July 2003, we issued and sold $300 million of 2.50 percent convertible senior notes due October 1, 2023 including the underwriters over allotment. We applied the proceeds of this offering towards the financing of the Perbio Acquisition. The notes are convertible into shares of our common stock under certain circumstances, including: if the price of our common stock reaches, or the trading price of the notes falls below, specified thresholds; if we call the note for redemption; upon the occurrence of specified corporate transactions; or if the credit ratings assigned to the notes decline below certain levels. Upon conversion, we will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Note holders will be able to convert on any date on or prior to October 1, 2018, if the closing price of the common stock for at least 20 days in a 30-day period exceeds 120 percent of the then current conversion price of the notes. Note holders will be able to convert after October 1, 2018, if the closing price of the common stock exceeds 120 percent of the then current conversion price. Interest will be paid on the notes on April 1 and October 1 of each year, starting on October 1, 2003. On or after October 1, 2010, we have the option to redeem all or a portion of the notes that have not been previously converted or repurchased. The holders of the notes may require their repurchase, subject to certain conditions, on October 1, 2010, October 1, 2015 and October 1, 2020 or upon change of control.

      In August 2003, we issued and sold $150 million of 8 percent senior subordinated notes due in September 2013. We applied the proceeds of this offering towards the financing of the Perbio Acquisition. In October 2003, we launched an exchange offer to exchange our privately placed 8 percent senior subordinated notes with SEC registered notes. The exchange offer will terminate on November 14, 2003, unless we extend it.

      On September 30, 2003, the Company issued and sold approximately 6.6 million shares of common stock in a public offering at a price of $40.75 per share. Proceeds to the Company from the offering were approximately $260 million net of underwriter’s discounts and offering costs. The equity offering was sold under a “shelf” registration statement dated September 3, 2003 pursuant to which the Company may issue and sell up to $750 million of debt and equity securities.

      On November 4, 2003, the Company sold an additional $150 million of 8 percent senior subordinated notes due 2013 at a premium to yield 6.75 percent, which were offered as additional debt securities under the August 20, 2003 indenture for the 8 percent senior subordinated notes issued on August 20, 2003.

      The Company has used, or is using, the proceeds from the public offering of equity and the 8 percent senior subordinated notes sold on November 4, 2003 to redeem $46 million principal amount of our 8 1/8 percent senior subordinated notes on November 24, 2003, to retire $24.7 million of our 7 1/8 percent senior notes due 2005, to repay $157.4 million of our term loans, and to finance a tender offer price for our tender for the remaining $117.6 million of our 7 1/8 percent senior notes due 2005, as well as for general purposes. If these refinancing transactions are completed, the Company expects to incur charges of approximately $20 million in the fourth quarter of 2003 consisting of call premiums and the write-off of deferred financing fees.

      The following table summarizes maturities for our significant financial obligations as of September 30, 2003 (in millions):

	Payments Due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-Term Debt	$1,584.6	$9.8	$168.4	$15.4	$1,391.0
Operating Leases	139.7	26.1	37.8	27.8	48.0
Unconditional Purchase Obligations	—	—	—	—	—

Total Contractual Obligations	1,724.3	35.9	206.2	43.2	1,439.0
Standby letters of credit	25.8	25.8	—	—	—

Total Obligations	$1,750.1	$61.7	$206.2	$43.2	$1,439.0

      We expect to satisfy our short-term funding requirements from operating cash flow, together with cash and cash equivalents on hand or available through the Amended Credit Facility. A change in demand for our goods and services, while unlikely, would reduce free operating cash flow available to fund our operations. If such a decrease in demand were significant and free operating cash flow were reduced significantly, we could utilize the Receivables Securitization facility to the extent that we have qualified receivables to sell through the facility. We believe that these funding sources are sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. We may seek to raise additional funds from public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisition of businesses or products. There can be no assurance that additional funds will be available at all, or that if available, will be obtained at terms favorable to us. Additional financing could also be dilutive.

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continuously evaluates its estimates and judgments, including, among others, those related to product returns, warranty obligations, bad debts, inventory obsolesce, intangible assets, income taxes, retirement and insurance costs, and contingencies and litigation. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s

Annual Report on Form 10-K for the year ended December 31, 2002 for the company’s critical accounting policies.

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 defines when a business enterprise must consolidate a variable interest entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003. This interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

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

      We measure our market risk related to our holdings of financial instruments based on changes in interest rates, foreign currency rates and commodities utilizing sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10 percent change in these market rates. We used market rates as of September 30, 2003 on our financial instruments to perform the sensitivity analysis. We do not include items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits in the analysis.

      Our primary interest rate exposures relate to cash, fixed and variable rate debt and interest rate swaps and options. The potential loss in fair values is based on an immediate change in the net present values of our interest rate sensitive exposures resulting from a 10 percent change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10 percent change in rates. A hypothetical 10 percent change in interest rates would not have had a material impact on our fair values, cash flows or earnings for the three and nine months ended September 30, 2003 and 2002.

      Our primary currency rate exposures relate to our intercompany debt, foreign cash and foreign currency forward and option contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10 percent shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10 percent change in currency exchange rates. A hypothetical 10 percent change in the currency exchange rates would not have had a material impact on the fair values, cash flows or earnings for the three and nine months ended September 30, 2003 and 2002.

      Our primary commodity exposures relate to our use of diesel fuel for transportation and natural gas for manufacturing and heating purpose, as well as swaps and options. The potential loss in fair values is based on an immediate change in the net present value of our commodity exposures resulting from a 10 percent change in market rates. The potential loss in cash flows and earnings would not have had a material impact on our fair values, cash flows or earnings for the three and nine months ended September 30, 2003 and 2002.

Item 4 — Controls and Procedures

      As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6 — Exhibit and Reports on Form 8-K

      (a)     Exhibits

      Exhibit 4.1 Indenture, dated as of July 7, 2003, by and between Fisher Scientific International Inc. and J.P. Morgan Trust Company, National Association, as Trustee. Incorporated by reference to Exhibit 4.11 to Fisher Scientific International Inc.’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on July 10, 2003.

      Exhibit 4.2 Registration Rights Agreement, dated as of July 7, 2003, among Fisher Scientific International Inc. and Goldman Sachs & Co. Incorporated by reference to Exhibit 4.12 to Fisher Scientific International Inc.’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on July 10, 2003.

      Exhibit 4.3 Indenture, dated as of August 20, 2003, between Fisher Scientific International Inc. and J.P. Morgan Trust Company, National Association, as Trustee. Included in an exhibit to Fisher Scientific International Inc.’s Registration Statement on Form S-3 (Registration no. 333-108448), dated September 3, 2003, and incorporated herein by reference.

      Exhibit 4.4 Registration Rights Agreement, dated as of August 20, 2003, among Fisher Scientific International Inc., J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Lazard Frères & Co. LLC. Included in an exhibit to Fisher Scientific International Inc.’s Registration Statement on Form S-3 (Registration no. 333-108448), dated September 3, 2003, and incorporated herein by reference.

      Exhibit 10.1. Amended and Restated Credit Agreement, dated as of September 10, 2003, among Fisher Scientific International Inc., Fisher Scientific Company L.L.C., The Lenders Party thereto and JPMorgan Chase Bank, as Administrative Agent. Included as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on September 18, 2003, incorporated herein by reference.

      Exhibit 31.1: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.2: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)     Reports on Form 8-K:

      Fisher filed a Current Report on Form 8-K, dated July 30, 2003, reporting items 9 and 12, announcing its financial results for the three and six months ended June 30, 2003.

      Fisher filed a Current Report on Form 8-K, dated August 7, 2003, reporting item 9 relating to its press release dated August 6, 2003 announcing the pricing of $150 million of its 8 percent senior subordinated notes due 2013.

      Fisher filed a Current Report on Form 8-K, dated August 14, 2003, reporting item 9, relating to the extension of the acceptance period of its cash offer to acquire Perbio Science AB.

      Fisher filed a Current Report on Form 8-K, dated August 20, 2003, reporting item 9, relating to the increase in its all-cash bid to acquire the shares of Perbio Science AB.

      Fisher filed a Current Report on Form 8-K, dated August 20, 2003, reporting item 9, relating to the extension of the exchange offer for its 8 1/8 percent senior subordinated notes due 2012.

      Fisher filed a Current Report on Form 8-K, dated September 3, 2003, reporting item 9, announcing the acquisition of 93.6% of the common shares of Perbio Science AB.

      Fisher filed a Current Report on Form 8-K, dated September 18, 2003, reporting items 2 and 7, and filing as an exhibit its Amended and Restated Credit Agreement dated as of February 14, 2003, as amended and restated on September 10, 2003, among Fisher Scientific International Inc., Fisher Scientific Company L.L.C., the lenders party thereto and JPMorgan Chase Bank, as administrative agent.

      Fisher filed a Current Report on Form 8-K, dated September 25, 2003, reporting item 9, announcing the acquisition of an additional 5.1% of the outstanding shares of Perbio Science AB.

      Fisher filed a Current Report on Form 8-K, dated September 26, 2003, reporting item 9, announcing the sale of 6.6 million shares of its common stock.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER SCIENTIFIC INTERNATIONAL INC.

/s/ KEVIN P. CLARK

Kevin P. Clark
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

November 14, 2003