Form 10-K
period 2003-12-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2004-03-12
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

      The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2003 was approximately $1,810,215,676.

      The number of shares of Common Stock outstanding as of March 5, 2004 was 63,791,017.

      Documents Incorporated by Reference: The registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2004 is incorporated by reference into Part III.

PART I

Item 1.     Business

Our Business

      Fisher Scientific International Inc. (“Fisher”, the “Company” or “we”) is a leading provider of products and services to the global scientific research and U.S. clinical laboratory markets. Our customers include pharmaceutical and biotechnology companies; colleges and universities; medical research institutions; hospitals and reference labs; and quality control, process control and research and development laboratories. We offer more than 600,000 products and services to over 350,000 customers located in approximately 145 countries. No single customer represents more than 2.5% of our total sales.

      We offer both proprietary products and products that we source from more than 6,000 vendors. Our proprietary products consist of Fisher branded products and products for which we serve as an exclusive distributor. Approximately 45% of our revenues are generated from the sale of higher margin proprietary products and this percentage is expected to increase to approximately 50% of 2004 revenues as a result of our acquisitions completed in 2003 and 2004. We generate approximately 80% of our revenues from the sale of consumable products. We deliver our goods and provide our services to our customers on a worldwide basis through an integrated, global logistics network.

Competitive Strengths and Strategy

      We believe that our key competitive strengths include our:

•	premier global brand;

•	broad product and service offering;

•	industry-leading sales forces;

•	extensive global network; and

•	integrated electronic systems.

      Our key strategy is to continue to increase our proprietary products and service offerings, both organically and through acquisitions, thereby enhancing our operating margins and increasing our earnings growth.

      During 2003, we changed our reportable segments to reflect the way we currently manage our business and now report financial results on the basis of the following three reportable segments: scientific products and services, healthcare products and services, and laboratory workstations.

Scientific Products and Services

      Sales in the scientific products and services segment represent approximately 70% of our total sales. The scientific products and services segment provides products and services to entities conducting scientific research, including quality control and basic research and development, drug discovery and drug development. This segment manufactures and distributes a broad range of biochemicals and bioreagents, custom peptides and peptide libraries, organic and inorganic chemicals, sera, cell culture media, sterile liquid-handling systems, scientific instruments and equipment, safety products and other consumable products and supplies. Additionally, this segment provides services to pharmaceutical and biotechnology companies engaged in clinical trials, including specialized packaging, over-encapsulation, labeling and distribution for phase III and phase IV clinical trials, as well as combinatorial chemistry, custom-chemical synthesis, supply-chain management and a number of other services.

      The businesses in this segment primarily serve pharmaceutical and biotechnology companies, colleges and universities, medical research institutions, quality control, process control and research and development laboratories.

      We estimate that the global scientific research market is currently $20 billion and growing at a rate of approximately 5% to 8% annually. Scientific research revenues are driven by spending on research and development, demand for products and services that drive greater efficiency and lower costs of drug development, including the demand for outsourced pharmaceutical services and the pace of development of new medicines, as well as the demand for safety-related products. In this segment, approximately 45% of our revenues are generated from the sale of proprietary products. Proprietary products are sold under such brand names as Acros Organics, Endogen®, Pierce, HyClone®, Maybridge and Mimotopes. Fisher’s brand names also include Cole-Parmer®, Fisher Clinical Services®, Masterflex® and Accumet®, among others. Safety products include personal protection equipment, respiratory protection systems, environmental monitoring and sampling equipment, and other safety and clean-room supplies. Raw materials and supplies for our product and service offerings are generally available in adequate quantities.

      In the scientific products and services segment we have approximately 2,500 sales and customer service professionals. Our 1,200 sales representatives and 1,000 customer service representatives provide complete account management, offering our customers a broad portfolio of laboratory procurement and supply chain management services, enhanced with over 300 trained life-science, chemical and technical specialists that allow us to better meet the needs of our end-user customers and position us to compete directly with product companies in the high-growth and more technically oriented segments of the market. We market and sell our products and services through the activities of our sales forces, and various Fisher catalogs, brochures and other marketing materials. The Fisher Catalog has been published for nearly 100 years and is a recognized scientific reference tool. We produce more than two million printed copies of our various catalogs biennially and the catalogs are published in eight different languages to serve our international customers. Our e-commerce tools are showcased by our web site www.fishersci.com, which is a leading e-commerce tool supporting the scientific community.

      We have assembled an integrated global logistics network through which we service our customers. This network, along with our order entry and inventory management systems, allows us to deliver products and provide services on a worldwide basis. Our domestic logistics network consists of 21 distribution facilities, including a national distribution center in Somerville, New Jersey; and regional distribution centers located in Massachusetts, California, Illinois and Georgia. Our international logistics network consists of 19 facilities in 10 countries and is augmented with network sales offices in 22 countries and independent dealers in more than 100 countries worldwide. We distribute our products through third party carriers and our own fleet of delivery vehicles. United Parcel Service (“UPS”) handles approximately 65% of our domestic product deliveries. Our agreement with UPS expires in January 2005. No other single carrier handles shipments constituting more than 10% of our revenues.

      We compete with other distributors and manufacturers, including many of our own suppliers that sell their products directly to end-users. We face a variety of competitors that distribute a comparable portfolio of products to regional organizations that focus on specific products or have well established market niches. Our principal competitors are, among others, VWR, Invitrogen, Sigma-Aldrich, Qiagen and Techne. For product and service offerings in the scientific research market, we compete on a basis of innovative technologies, product differentiation, availability and reliability, service and price. In addition, we believe that our global network of distribution centers and systems capabilities provide competitive advantages.

Healthcare Products and Services

      Sales in the healthcare products and services segment represent approximately 25% of our total sales. The healthcare products and services segment manufactures and distributes a wide array of diagnostic kits and reagents, consumable supplies, equipment, instruments, and medical devices to hospitals and group-purchasing organizations, clinical laboratories, reference laboratories and physicians’ offices located in the U.S., as well as ear, nose and throat products outside the U.S. This segment also provides outsourced manufacturing services for diagnostic reagents, calibrators and controls to the healthcare and pharmaceutical industries. This segment primarily serves customers in the United States. Approximately 45% of our revenues are generated from the sale of proprietary products. We estimate the domestic clinical laboratory market is currently $10 billion and growing at a rate of approximately 4% to 5% annually.

      Sales in the healthcare products and services segment are driven by the administration and evaluation of diagnostic tests. We believe that the aging population as well as the development of new specialty diagnostic tests will result in increased future growth. Products in the healthcare products and services segment are sold under such brand names as Fisher Diagnostics®, Medical Analysis Systems, Biochemical Sciences and ATOS Medical.

      In the healthcare products and services segment, we have approximately 400 sales and customer service professionals. Our 250 sales representatives and 100 customer service representatives provide complete account management, offering our customers a broad portfolio of laboratory procurement and supply chain management services, enhanced with over 50 technical specialists that allow us to better meet the needs of our end-user customers and position us to compete directly with product companies in the high-growth and more technically oriented segments of the market. We market and sell our products and services through the Fisher HealthCare catalog. We have e-commerce capabilities that are specifically designed for the clinical laboratory market. We deliver our products in this segment through the domestic logistics network shared with our scientific products and services segment. We distribute our products outside the U.S. through a network of dealers.

      In this segment, we predominantly compete on product breadth, value and service. Our principal competitors in this segment include Cardinal Health, Bio-Rad, Roche Diagnostics, Abbott Laboratories and Bayer.

Laboratory Workstations

      Sales in the laboratory workstations segment represent approximately 5% of total sales. The laboratory workstations segment primarily manufactures and sells laboratory workstations and fume hoods for laboratories. This segment serves pharmaceutical and biotechnology customers, medical research institutions, colleges, universities and secondary schools, and hospitals and reference labs. This segment also provides laboratory design services.

      Our product offerings in this segment include steel, wood and plastic laminate casework systems, adaptable furniture systems, airflow products and various other laboratory fixtures and accessories. Sales of laboratory furniture and fume hoods and laboratory design services are driven primarily by the construction of new laboratories and the expansion of existing laboratories by our customers. Products in the laboratory workstations segment are sold under product names such as DuraMaxTM, MAX/ Lab®, MAX/ Wall® and MAX/ Mobile®.

      Our laboratory workstations segment is project-based, selling project-specific products and services through a competitive bidding process. As such, this segment maintains a backlog of work. Our backlog as of December 31, 2003 was approximately $105 million, compared with $108 million as of December 31, 2002. A majority of orders in our backlog are typically filled within one year. We sell our laboratory workstations primarily through a network of dealers and our own distribution channel and our customers are primarily based in the United States, although we also sell to international customers.

      The laboratory workstations market is highly competitive and is influenced by capital spending cycles. We compete in this segment primarily on the basis of product breadth, quality and price. Our principal competitors in this segment include, among others, Kewaunee Scientific and CampbellRhea. Our manufacturing facilities for this segment are located in Wisconsin, Arkansas, New York, and Mexico.

Acquisitions

      We continually evaluate strategic acquisitions to increase the breadth of our proprietary product and service offering and enhance our operating margins and earnings growth. Since our initial public offering in 1991, we have completed 36 acquisitions. The following is a brief description of the material acquisitions we have completed since January 2001.

      In February 2004, we signed a definitive agreement to acquire Dharmacon, Inc. (“Dharmacon”) for $80 million in cash, and we expect to close this acquisition in the first quarter. Dharmacon, based in Lafayette,

Colorado, had 2003 revenues totaling $17 million and focuses on RNA technology, including RNA interference (RNAi) and small interfering RNAi (siRNA). RNA is a tool for life-science research that increases the efficiency of the drug discovery process. In March 2004, we acquired Oxoid Group Holdings Limited (“Oxoid”) for $330 million in cash. Oxoid, with revenues of $155 million in 2003, is a United Kingdom-based manufacturer of microbiological culture media and other diagnostic products that test primarily for bacteria contamination. The acquisitions of Oxoid and Dharmacon are expected to enhance our life-sciences footprint, increase our portfolio of proprietary products and enhance our growth and profitability. The results of these acquisitions will be included in the scientific products and services segment from their respective dates of acquisition.

      During 2003, we acquired more than 99 percent of Perbio Science AB (“Perbio”), a Swedish public company, in a public tender offer pursuant to the rules of the Stockholm Stock Exchange. The remaining equity of Perbio was acquired during the first quarter of 2004. Perbio manufactures and sells consumable tools for protein-related research and protein-based biopharma drug production, primarily to customers within the United States. The purchase price was approximately $689 million in cash plus assumed net debt of approximately $44 million. The acquisition of Perbio enhanced our footprint in the life sciences market and increased our proprietary product offerings. From the date of acquisition, the BioResearch and Cell Culture divisions of Perbio, which accounted for approximately 90% of total Perbio revenues, have been included in the scientific products and services segment, and its medical device division, which accounted for the remaining 10% of total Perbio revenues, has been included in the healthcare products and services segment.

      In November 2001, we acquired Cole-Parmer Instrument Company (“Cole-Parmer”) for approximately $208.5 million in cash. Cole-Parmer is a leading manufacturer and distributor of specialty technical instruments, appliances, equipment and supplies. The acquisition of Cole-Parmer expanded the breadth of our product offering and strengthened our proprietary product portfolio. The results of Cole-Parmer have been included in our scientific products and services segment from the date of acquisition.

      In February 2001, we acquired the clinical services business of Covance, which we renamed Fisher Clinical Services Inc. (“FCS”), for approximately $133 million in cash. FCS enables pharmaceutical and biotechnology customers to outsource the packaging, labeling and distribution of new medicines undergoing phase III and phase IV clinical trials. The acquisition of FCS expanded our line of services available to major pharmaceutical and biotechnology companies. The results of FCS have been included in our scientific products and services segment from the date of acquisition.

Intellectual Property

      We own or license numerous patents, trademarks, trade names and service marks in the United States and abroad. Except for the Fisher Scientific trade name and trademark, we do not consider any one patent or other proprietary right to be material.

Environmental Matters

      A number of our operations involve the handling, manufacturing, use or sale of substances that are or could be classified as toxic or hazardous substances within the meaning of applicable environmental laws. Consequently, some risk of environmental damage is inherent in our particular operations and products, as it is with other companies engaged in similar businesses. Our expenses for environmental remediation matters relate to the costs of permit requirements and installing, operating and maintaining groundwater treatment systems and other remedial activities related to historical environmental contamination. These expenses were approximately $1.0 million in 2003, $1.0 million in 2002 and $1.2 million 2001. We estimate that our expenses for these environmental remediation matters will continue to be approximately $1.0 million per year.

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

      We cannot predict the potential costs related to environmental matters and the possible impact on future operations given the uncertainties regarding the extent of any required cleanups, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of our responsibility. However, these costs could be material. We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters were $32.5 million and $31.0 million at December 31, 2003 and 2002, respectively.

      Although these environmental liabilities do not include third-party recoveries, we may be entitled to indemnification from third parties for liabilities relating to certain sites. We believe that our accrual is adequate for the environmental liabilities we currently expect to incur. As a result, we believe that our ultimate liability with respect to environmental matters will not have a material adverse effect on our financial position or results of operations or cash flows. However, we may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of our operations, which could have a material adverse effect on our financial position, results of operations or cash flows.

Regulatory Affairs

      From time to time, various governmental agencies, such as the U.S. Drug Enforcement Administration, the Department of Transportation, the Food and Drug Administration, and the Bureau of Alcohol, Tobacco and Firearms examine certain aspects of our operations. To date, none has had a material impact on our operations. For information regarding legal proceedings, refer to “Item 3 — Legal Proceedings,” which is incorporated herein by reference.

Foreign and Domestic Operations, Segment Data and Export Sales

      For information regarding foreign and domestic operations and export sales, refer to “Item 8 — Financial Statements and Supplementary Data — Note 19 — Segment and Geographic Financial Information,” which is incorporated herein by reference.

Employees

      As of December 31, 2003 and 2002, we had approximately 10,200 and 9,100 full-time employees, respectively. Of these employees, approximately 7,600 and 6,600, respectively, were located in the United States in 2003 and 2002. We consider relations with our employees to be good.

      We are a party to several collective-bargaining agreements that include certain of our laboratory workstation segment manufacturing employees, certain of our chemical manufacturing employees located in the United States and certain manufacturing employees located in Mexico.

Management

      Our executive officers and directors, and their ages and positions as of December 31, 2003 are as follows:

Executive Officers and Directors	Age	Position

Paul M. Montrone	62	Chairman of the Board and Chief Executive Officer
Paul M. Meister	51	Vice Chairman of the Board
David T. Della Penta	56	President and Chief Operating Officer
Kevin P. Clark	41	Vice President and Chief Financial Officer
Todd M. DuChene	40	Vice President, General Counsel and Secretary
Michael D. Dingman(2)(3)	72	Director
Anthony J. DiNovi(1)	41	Director
Scott M. Sperling(2)(3)	46	Director
W. Clayton Stephens(1)(2)	61	Director
Charles A. Sanders, M.D.(1)(3)	72	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

      Paul M. Montrone has served Fisher as an executive officer and director since 1991. Mr. Montrone has been Chairman of the Board of Fisher since March 1998 and the Chief Executive Officer of Fisher since 1991. Mr. Montrone served as President and a director from 1991 to 1998. Mr. Montrone is Chairman of the Board of General Chemical Industrial Products Inc. (formerly the General Chemical Group Inc.) (“General Chemical”).

      Paul M. Meister has served Fisher as an executive officer since 1991 and a director since 1998. Mr. Meister has been Vice Chairman of the Board since March 2001. Mr. Meister served as Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Fisher from March 1998 to February 2001 and was Senior Vice President and Chief Financial Officer of Fisher from 1991 to March 1998. Mr. Meister is Vice Chairman of the Board of General Chemical and is a director of LKQ Corporation, M & F Worldwide Corp., Minerals Technologies Inc., and National Waterworks, Inc.

      David T. Della Penta has served Fisher as an executive officer since 1998. Mr. Della Penta has been President and Chief Operating Officer since April 1998. From prior to 1996 until April 1998, Mr. Della Penta served as President of Nalge Nunc International, a subsidiary of Sybron International Corporation (now known as Apogent Technologies, Inc.), a manufacturer of laboratory products.

      Kevin P. Clark has served Fisher as an executive officer since 1996. Mr. Clark has been Vice President and Chief Financial Officer since March 2001. He served as Vice President and Controller from May 1998 to February 2001. Mr. Clark served as our Vice President and Treasurer from September 1997 to May 1998, and as our Assistant Treasurer from 1995 to 1997.

      Todd M. DuChene has served Fisher since 1996. Mr. DuChene has been Vice President, General Counsel and Secretary since November 1996. Mr. DuChene was Senior Vice President, General Counsel and Secretary of OfficeMax, Inc. from March 1995 to November 1996, and was Vice President, General Counsel and Assistant Secretary from January 1994 to March 1995.

      Michael D. Dingman has been a director at Fisher since 1991. Mr. Dingman has been President of Shipston Group Ltd. (international investments) since prior to 1999. Mr. Dingman was Chairman of the Board of Fisher from 1991 to 1998.

      Anthony J. DiNovi has been a director at Fisher since 1998. Mr. DiNovi has been employed by Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company, since prior to 1999. Mr. DiNovi currently serves as a Managing Director of Thomas H. Lee Partners, L.P. Mr. DiNovi is a director of American Media Operations, Inc.; Endurance Specialty Holdings Ltd.; Eye Care Centers of America, Inc.; Fairpoint Communications, Inc.; Michael Foods Inc., National Waterworks, Inc.; US LEC Corp.; and Vertis, Inc. (“Vertis”).

      Scott M. Sperling has been a director at Fisher since 1998. Mr. Sperling has been employed by Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company, since prior to 1999. Mr. Sperling currently serves as a Managing Director of Thomas H. Lee Partners, L.P. Mr. Sperling is a director of Houghton Mifflin Co., Live Wire Systems, LLC, Vertis and Wyndham International.

      W. Clayton Stephens has been a director at Fisher since November 2002. Mr. Stephens founded Warren Capital Corporation in 1984 and has served as a Director and President of the firm since that time. Mr. Stephens is a member of the Advisory Board of Sonoma National Bank.

      Charles A. Sanders, M.D. has been a director at Fisher since May 2003. Mr. Sanders has served as Chairman of the Foundation for National Institutes of Health since its founding in 1996. Dr. Sanders served as Chief Executive Officer of Glaxo Inc. from 1989 to 1994 and was Chairman of the Board from 1992 to 1995. Dr. Sanders is a director of BioPure Corp., Cephalon Inc., Genentech Inc., Trimeris Inc. and Vertex Pharmaceuticals.

Available Information

      The Company files annual, quarterly and special reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any documents the Company files at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s SEC filings are also available to the public free of charge at the SEC’s website at www.sec.gov. In addition, all of the Company’s filings with the SEC are available free of charge through the Company’s website at www.fisherscientific.com immediately upon filing.

      Our common stock is listed on the New York Stock Exchange, Inc. (the “NYSE”) under the symbol “FSH”. You can also inspect reports and other information concerning us at the office of the NYSE, 20 Broad Street, New York, New York 10005.

Corporate Information

      We were founded in 1902 by Chester G. Fisher in Pittsburgh, Pennsylvania and became a Delaware corporation in 1991. Our principal executive offices are located at One Liberty Lane, Hampton, New Hampshire 03842, and our telephone number is (603) 926-5911. Our website is located at www.fisherscientific.com.

Risk Factors

      Our business is subject to a number of important risks and uncertainties. You should carefully consider all the information we have included in this Form 10-K. In addition, you should carefully consider the risk factors described below.

Our significant leverage could adversely affect our cash flow and prevent us from fulfilling our financial obligations.

      As of December 31, 2003, we had total debt of $1,398.1 million. In addition, as of December 31, 2003, we had the ability to incur an additional aggregate amount of $386.8 million under our existing accounts receivable securitization facility and revolving credit facility; further borrowing under those facilities or incurring any other additional indebtedness would likely increase our leverage and the risks therefrom. Our debt agreements permit us to incur or guarantee additional indebtedness, subject to limitations set forth in those agreements.

      Our substantial indebtedness could negatively affect our operations in a number of ways, including:

(a) we may be unable to obtain additional financing necessary to support our operations or for acquisitions or business expansions desirable for our business or necessary to facilitate future growth;

(b) we must dedicate a significant portion of our cash flow from operations to debt repayment and interest, thereby reducing funds available for other corporate purposes; and

(c) the level of our debt and the resources necessary to service our debt could adversely affect our liquidity during downturns in our business.

      In addition, we will be required to repay the indebtedness under our various debt agreements as that indebtedness matures. We may not have sufficient funds or we may be unable to arrange for additional financing to pay these amounts when they become due. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Indebtedness.”

Restrictions and covenants in our debt agreements may require action that may not be in the best interests of our stockholders or may limit our ability to take corporate actions otherwise desirable under the circumstances.

      Our debt agreements contain a number of covenants that significantly limit or restrict our ability to take certain actions such as issuing additional debt or paying dividends. Under our credit facility we are also required to comply with specific financial ratios and tests, including, among others, maximum leverage ratios and minimum EBITDA to cash interest expense ratios. We may not be able to comply in the future with these covenants or restrictions as a result of events beyond our control, such as prevailing economic, financial and industry conditions. If we default in the performance of the covenants in our debt agreements, our lenders could declare all the principal and interest amounts outstanding due and payable and terminate their commitments to extend credit to us in the future. If we are unable to secure credit in the future, we may be unable to pursue business opportunities or strategic investments (e.g., acquisitions or joint ventures) that we need to undertake.

      In addition, if we or certain of our subsidiaries are not in compliance with certain of the financial covenants in the indenture governing our 8% senior subordinated notes due 2013, the indenture governing our 8 1/8% senior subordinated notes due 2012 or the indenture governing our 7 1/8% senior notes due 2005, our ability to consummate our acquisition and investment strategy will be impaired and will require prior approval or waiver by the holders of those notes.

      See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Indebtedness.”

Our results of operations depend on our customers’ research and development efforts; these efforts and the spending on them are beyond our control, and our results of operations may be harmed if our customers do not expend sufficient resources on these activities.

      A significant number of our customers include entities active in scientific or technological research in the life science and clinical laboratory markets in the United States and internationally. Research and development budgets and activities have a large effect on the demand for our products and services. Our customers determine their research and development budgets based on several factors, including the need to develop new products, competition and the general availability of resources. In addition, as we continue to expand our international operations, the research and development spending levels in other global markets will become increasingly important to us. We expect continued increases in scientific and technology-related research and development spending in the United States and worldwide, although we cannot give any assurances, and such spending may decrease or become subject to cyclical swings.

Our growth strategy to acquire new businesses may not be successful and the integration of future acquisitions may be difficult and disruptive to our ongoing business.

      Acquisitions are an important part of our growth strategy. Since 1991, we have acquired 36 businesses, and we routinely review additional potential acquisition opportunities. Despite our successful record in integrating the companies we have acquired, certain risks exist, including:

(a) our management must focus on integrating the operations of the acquired businesses, which could dilute focus on existing business to the detriment of those businesses;

(b) we may have difficulties in integrating the operations and systems of the acquired businesses and in realizing operating synergies; and

(c) we may have difficulty in assimilating and retaining personnel and customers of the acquired companies.

      None of these difficulties have historically been material, but if they were to be in the future, it is unlikely we could successfully implement our growth strategy. In addition, we compete with other companies to acquire suitable targets, and in the past have not been able to acquire certain targets that we sought. Also, certain of the businesses we acquired have not generated the cash flow and earnings, or yielded other benefits, that we anticipated at the time of their acquisition. Furthermore, we have at times encountered substantial unanticipated costs or other problems associated with the acquired businesses. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, the acquisition may adversely affect our profitability.

      Recently, we acquired Oxoid and signed an agreement to acquire Dharmacon. We believe that we will be able to realize important strategic and commercial benefits by combining each of these businesses with our existing business; however, the risks discussed above could impede our ability to realize these benefits.

Because we rely heavily on third party package delivery services, any unanticipated disruptions in these services or significant increases in prices may disrupt our ability to ship products and increase our costs and lower our profitability.

      We ship a significant portion of our products to our customers through independent package delivery companies, such as UPS. We also maintain a small fleet of transportation vehicles dedicated to the delivery of our products. In 2003, we shipped approximately 65% of our products in the United States via UPS. Our agreement with UPS expires in January 2005. We also ship our products through other carriers, including national and regional trucking firms, overnight carrier services and the U.S. Postal Service. If UPS or another third party package delivery provider experiences a major work stoppage, as UPS did in 1997, such that either our products would not be delivered in a timely fashion or we would incur additional shipping costs which we could not pass on to our customers, our costs may increase and our relationships with certain of our customers may be strained. In addition, if UPS or our other third party package delivery providers increase prices, and we are not able to find comparable alternatives or make adjustments to our delivery network, our profitability would be harmed.

We may incur unexpected costs associated with compliance with environmental regulations.

      A number of our domestic and international operations involve and have involved the handling, transportation, manufacture, use or sale of substances that are or could be classified as toxic or hazardous substances. Some risk of environmental damage is inherent in our operations and the products we manufacture, sell or distribute. We have been named as a potentially responsible party for environmental contamination associated with various sites. We are currently implementing remedial measures at some of our facilities, including two of our facilities in New Jersey. We have established reserves in the amount of $32.5 million as of December 31, 2003 for the potential costs of this remediation based on several factors, including management’s knowledge and experience and reports from environmental specialists. However, our actual costs may exceed those reflected in our reserves. In addition, future environmental damage resulting from our operations may occur, the costs of which may harm our business. We may also be liable for third party infringement claims in addition to primary liability. Future events, including changes in existing laws and regulations or changes in the manner or method of enforcement of such laws, identification of unknown conditions and the development of new remediation techniques and the circumstances of third parties who may be jointly or severally liable for damage may also give rise to additional costs which could harm our business.

If we lose our key personnel, our business may be harmed.

      We depend heavily on the services of our senior management, including Paul M. Montrone, our Chairman of the Board and Chief Executive Officer, and Paul M. Meister, our Vice Chairman of the Board, both of whom are important to the implementation of our acquisition and earnings growth strategy. We believe that our future success will depend upon the continued services of our senior management. Our business may be harmed by the loss of any member of our senior management, including Mr. Montrone or Mr. Meister. We do not maintain key-man life insurance with respect to Mr. Montrone or Mr. Meister.

Our failure to maintain satisfactory compliance with the Food and Drug Administration’s regulations and those of other governmental agencies may force us to recall products and cease their manufacture and distribution.

      Some of our operations are subject to regulation by the U.S. Food and Drug Administration and similar international agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales and distribution. If we fail to comply with the Food and Drug Administration’s regulations or those of similar international agencies, we may have to recall products and cease their manufacture and distribution, which would increase our costs and reduce our revenues.

We may be unable to adjust to the rapid changes the healthcare industry is undergoing.

      In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs. These changes include:

• the development of large and sophisticated purchasing groups of pharmaceuticals and medical and surgical supplies;

• wider implementation of managed care;

• legislative healthcare reform and other government actions;

• consolidation of pharmaceutical and medical and surgical supply distributors; and

• cuts in Medicare spending.

      We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing the delivery or pricing of healthcare services or mandated benefits, may cause healthcare industry participants to purchase fewer of our products and services or to reduce the price that they are willing to pay for our products or services.

Item 2.	Properties

      Our principal executive offices are located in Hampton, New Hampshire. We believe that our property and equipment are generally well maintained, in good operating condition and adequate for our present needs. The inability to renew any short-term real property lease would not have a material adverse effect on our operations.

      The following table identifies our principal facilities, which are owned unless otherwise indicated:

Scientific Products and Services
Allentown, Pennsylvania(b)	Offices, Logistics and Manufacturing
Barrington, Illinois(b)	Manufacturing
Basel, Switzerland(b)	Offices, Logistics and Manufacturing
Cramlington, United Kingdom	Offices, Logistics and Manufacturing
Elancourt, France	Offices and Logistics
Geel, Belgium	Offices, Logistics and Manufacturing
Horsham, United Kingdom(b)	Offices, Logistics and Manufacturing
Indiana, Pennsylvania	Manufacturing
Landsmeer, Netherlands(a)	Offices and Logistics
Logan, Utah	Offices and Manufacturing
Loughborough, United Kingdom	Offices, Logistics and Manufacturing
Melbourne, Australia(b)	Manufacturing
Milwaukee, Wisconsin	Offices and Manufacturing
Rockford, Illinois	Offices and Manufacturing
Shah Alam, Malaysia	Offices and Logistics
Schwerte, Germany(b)	Offices and Logistics
Strasbourg, France	Offices and Logistics
Tintagel, United Kingdom	Offices and Manufacturing
Whitby, Ontario, Canada	Logistics
Healthcare Products and Services
Camarillo, California(a)	Offices and Manufacturing

Horby, Sweden	Offices and Manufacturing
Houston, Texas	Offices
Middletown, Virginia	Manufacturing
Shared Properties(c)
Agawam, Massachusetts	Logistics
Chino, California	Logistics
Delmar (Newark), Delaware	Logistics
Denver, Colorado(a)	Logistics
Fair Lawn, New Jersey	Manufacturing
Florence, Kentucky	Logistics
Hanover Park, Illinois	Logistics
Houston, Texas	Offices and Logistics
Morris Plains, New Jersey(a)	Offices and Logistics
Pittsburgh, Pennsylvania(a)	Offices and Data Center
Santa Clara, California(a)	Logistics
Somerville, New Jersey	Logistics
Suwanee, Georgia(a)	Offices and Logistics
Lab Workstations
Conklin, New York(b)	Offices and Manufacturing
Mountain Home, Arkansas	Offices and Manufacturing
Two Rivers, Wisconsin	Offices and Manufacturing
Other Properties
Hampton, New Hampshire	Corporate Offices

(a)	Leased

(b)	One property owned, one leased

(c)	Represents properties shared by the scientific products and services and the healthcare products and services segments

Item 3.	Legal Proceedings

      We are a party to various lawsuits and other legal proceedings including consolidated multi-party product liability actions for products we may have distributed or manufactured. We believe that some of the costs incurred in defending and ultimately disposing of most of these claims for personal injury and other matters may be covered in part by insurance policies previously maintained by several insurance carriers or subject to indemnification by our suppliers or purchasers and that the ultimate liability with respect to these matters, if any, will not have a material adverse effect on our results of operations, financial position or cash flows. Actual costs incurred will depend on the solvency of our insurance carriers and former carriers, the degree of coverage with respect to any partial claim, our success in litigating these claims and the third parties who may be jointly and severally liable.

      See “Item 1 — Business — Environmental Matters” for legal proceedings involving environmental and health and safety matters.

      We are subject to the jurisdiction of various regulatory agencies including, among others, the United States Food and Drug Administration and the Agency for International Development. Various governmental agencies conduct investigations from time to time to examine matters relating to our operations. Some operations involve and have involved the handling, manufacture, use or sale of substances that are classified as toxic or hazardous substances within the meaning of applicable environmental laws. Consequently, some risk of environmental and other damage is inherent in particular operations and products as it is with other companies engaged in similar businesses, and we cannot assure that material damage will not occur or be discovered or be determined to be material in the future. We are currently involved in various stages of investigation and remediation relative to environmental protection matters. We believe that such investigations and remediation expenditures in connection therewith, individually and in the aggregate, will not have a material adverse effect upon our results of operations, financial position, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders in the fourth quarter of 2003.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Our common stock is listed on the NYSE under the trading symbol “FSH”. For information regarding the high and low closing sale prices of our common stock, see “Item 8 — Financial Statements and Supplementary Data — Note 23 — Unaudited Quarterly Financial Information,” which is incorporated herein by reference.

      The last reported sale price of our common stock on the NYSE on March 5, 2004 was $53.80 per share. As of March 5, 2004 we had approximately 112 holders of record of our common stock.

Dividends

      We have not paid a cash dividend on our common stock during the last three fiscal years. Our credit facility and other debt agreements restrict our ability to pay cash dividends. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Indebtedness.” Accordingly, we do not anticipate paying cash dividends on common stock at any time in the foreseeable future.

Equity Compensation Plans

      The following is a summary of our equity compensation plan information as of December 31, 2003:

Number of Securities
Remaining for Future
Issuance Under Equity
Compensation Plans
	Number of Securities to	Weighted-Average	(Excluding Securities
	be Issued Upon Exercise	Exercise Price of	Reflected in
Plan Category	of Outstanding Options	Outstanding Options	Column (a))

	(a)	(b)	(c)(1)
Equity compensation plans approved by security holders	11,038,559	$25.77	2,434,003
Equity compensation plans not approved by security holders	—	—	—

Total at December 31, 2003	11,038,559	$25.77	2,434,003

(1)	2,029,503 of the shares listed in column (c) may be issued in the form of other stock-based awards, which include restricted or unrestricted stock, restricted or unrestricted stock units or dividend equivalents, pursuant to the 2001 and 2003 Equity and Incentive Plans.

Item 6.	Selected Financial Data

      This summary of selected financial data for the five years in the period ended December 31, 2003 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements presented elsewhere herein. See “Item 8 — Financial Statements and Supplementary Data — Note 1 — Nature of Operations and Note 2 — Summary of Significant Accounting Policies” for a further discussion of the basis of presentation, principles of consolidation and defined terms.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In millions, except per share amounts)
Statement of Operations Data:
Sales	$3,564.4	$3,238.4	$2,880.0	$2,622.3	$2,514.5
Income from operations(a)	258.6	245.1	131.1	156.3	146.8
Income before cumulative effect of accounting change	78.4	96.7	16.4	22.7	23.4
Net income(b)	78.4	50.6	16.4	22.7	23.4
Share Data:
Net income per common share:
Basic income per common share before cumulative effect of accounting change	$1.38	$1.77	$0.33	$0.57	$0.59
Cumulative effect of accounting change, net of tax	—	(0.84)	—	—	—

Basic net income per common share	$1.38	$0.93	$0.33	$0.57	$0.59

Diluted income per common share before cumulative effect of accounting change	$1.29	$1.67	$0.31	$0.51	$0.55
Cumulative effect of accounting change, net of tax	—	(0.80)	—	—	—

Diluted net income per common share	$1.29	$0.87	$0.31	$0.51	$0.55

Weighted average common shares outstanding:
Basic	56.9	54.5	49.4	40.1	40.0
Diluted	60.6	57.9	53.0	44.4	42.8
Balance Sheet Data (at end of year):
Working capital	$362.3	$186.1	$120.1	$142.8	$115.3
Total assets	2,859.4	1,871.4	1,839.2	1,385.7	1,402.6
Long-term debt	1,386.1	921.8	956.1	991.1	1,011.1

(a)	Includes charges of $18.1 million ($11.4 million, net of tax) to step-up the fair value of inventory from the Perbio acquisition in 2003, $2.2 million ($1.4 million, net of tax) of restructuring credits relating to a reduction in estimated severance costs in 2002, $61.2 million ($38.5 million, net of tax) of restructuring and other charges in 2001, $8.4 million ($5.2 million, net of tax) of restructuring credits and other charges in 2000, and $11.2 million ($8.6 million, net of tax) of restructuring and other charges in 1999. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	Net income includes the charges described in (a) above and, in 2003, includes charges of $43.8 million ($27.6 million, net of tax) for call premiums, $22.1 million ($13.9 million, net of tax) for the write-off of deferred financing fees and $15.7 million ($9.9 million, net of tax) for the purchase of options to hedge foreign currency exposure and $2.8 million ($1.8 million, net of tax) for bridge financing fees, each related to the Perbio acquisition. Net income in 2002 includes the amounts described in (a) above and includes a charge of $11.2 million ($7.1 million, net of tax) consisting of $7.1 million of fixed-swap unwind costs and $4.1 million of deferred financing and other costs associated with the refinancing of our term debt. Net income in 2000 includes the amounts in (a) above and a $23.6 million ($14.9 million, net of tax) write down of investments in certain internet-related ventures.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We generate our revenues through the sale of more than 600,000 products and services to the global scientific research and U.S. clinical laboratory markets. We generated approximately 80% of our revenues from the sale of consumable products. We offer both proprietary products and products that we source from more than 6,000 vendors. Our proprietary products consist of Fisher-branded products and products for which we serve as an exclusive distributor.

      We offer and sell our products and services to over 350,000 customers located in approximately 145 countries. Our customers include pharmaceutical and biotechnology companies, colleges and universities, medical research institutions, hospitals and reference labs, and quality control, process control and research and development laboratories. Our largest customer accounted for less than 2.5% of our 2003 sales.

      Our key strategy is to continue to increase our proprietary products and service offerings, both organically and through acquisitions, thereby enhancing our operating margins and increasing our earnings growth. As part of executing our strategy:

•	we have steadily increased the portion of sales generated from our higher-margin proprietary products, from 40% in 2000 to approximately 45% in 2003. We plan to continue to focus on increasing the breadth of our portfolio of proprietary products and services;

•	we have enhanced our international capabilities, such that our sales outside the United States have increased from 19% of our sales in 2001 to 20% in 2003. In addition, our earnings have improved reflecting continued margin improvement on international sales. We expect these trends to continue; and

•	we have enhanced our focus in the higher-growth life sciences sector of the scientific research market. It is our intention to continue to focus on the high-growth life sciences sector in the future.

      We have implemented this strategy through continued investments in internal resources and strategic acquisitions. In September 2003, we acquired Perbio, a manufacturer of consumable tools for protein-related research and protein-based biopharma drug production, primarily to customers within the United States. In November 2001, we acquired Cole-Parmer, a manufacturer and distributor of specialty technical instruments, appliances, equipment and supplies. We acquired Fisher Clinical Services (“FCS”) in February 2001, a company that enables pharmaceutical and biotechnology customers to outsource the packaging, labeling and distribution of new medicines undergoing phase III and phase IV clinical trials.

      More recently, we acquired Oxoid and signed a definitive agreement to acquire Dhamacon. Oxoid manufactures microbiological culture media and other diagnostic products that test for bacterial contamination. Dharmacon is a manufacturer of RNA tools used in life-science research that increase the efficiency of the drug-discovery process. These acquisitions will expand our life-sciences footprint and position us to offer our customers products and services across the life-sciences spectrum.

      Acquired companies accounted for approximately 3% of the increase in our sales in 2003 and 7% in 2002. A portion of the increase in 2004 sales will be generated by a full year of Perbio results and approximately three quarters of results for Oxoid and Dharmacon.

      We undertook a number of financing transactions in 2002 and 2003 to extend the maturity of our long-term debt, take advantage of favorable interest rates to reduce our borrowing costs and finance our acquisitions discussed above. Additionally, a year-ago, Thomas H. Lee Company and certain affiliates (the “Equity Investors”) owned, on a diluted basis, 19.5% of our issued and outstanding common stock. During the year, the Equity Investors made distributions of their holdings eliminating any remaining ownership of our outstanding common stock.

      During 2003, we changed our reportable segments to reflect the way we currently manage our business and now report financial results on the basis of the following three reportable segments:

1.	Scientific products and services segment, which provides products and services used for scientific-research, drug-discovery and drug-development applications on a global basis. This segment manufactures and distributes a broad range of consumable supplies, scientific instruments and apparatus and safety products. In addition, this segment provides pharmaceutical services for clinical trials, customer chemical synthesis, contract manufacturing and a number of other value-added services.

2.	Healthcare products and services segment, which manufactures and distributes a wide array of diagnostic kits and reagents, consumable supplies and medical devices to hospitals, clinical laboratories and physicians’ offices located in the U.S. Additionally, this segment provides outsourced manufacturing services for diagnostic reagents, calibrators and controls to the healthcare and pharmaceutical industries.

3.	Laboratory workstations segment, which manufactures and sells laboratory furniture and fume hoods and provides lab-design services for pharmaceutical and biotechnology customers, colleges, universities and secondary schools, hospitals and reference labs.

Results of Operations

Sales

      The following table presents sales and sales growth by reportable segment for the years ended December 31, 2003, 2002 and 2001 (dollars in millions):

	2003		2002		2001

		Sales		Sales
	Sales	Growth	Sales	Growth	Sales

Scientific products and services	$2,501.0	10.8%	$2,258.0	14.4%	$1,973.8
Healthcare products and services	877.2	8.7%	806.7	8.0%	746.6
Laboratory workstations	206.1	6.3%	193.9	8.6%	178.6
Eliminations	(19.9)		(20.2)		(19.0)

Total	$3,564.4	10.1%	$3,238.4	12.4%	$2,880.0

      The 2003 and 2002 sales growth rates are favorably impacted by foreign exchange translation of $76.6 million and $17.1 million, respectively. Acquisitions accounted for approximately 3% and 7%, respectively, of the 2003 and 2002 sales growth rates. Our organic growth rate for 2003 and 2002 remained constant at approximately 5%. In 2003, our organic growth rate was impacted by an increase in demand for certain clinical laboratory products, as well as safety-related products, offset by mixed results among our pharmaceutical customers and a decline in sales to U.S. biotechnology customers and in certain international markets, primarily France and Germany. In 2002, the organic sales growth rate increased approximately 1% and was primarily driven by normal market conditions.

      Scientific Products and Services. The 2003 and 2002 sales growth rates are favorably impacted by foreign exchange translation of $75.9 million and $17.1 million, respectively. Acquisitions accounted for approximately 4% and 9%, respectively, of 2003 and 2002 sales growth rates. The 2003 effect of acquisitions is primarily attributable to Perbio’s cell culture and bioresearch divisions. The 2002 effect of acquisitions is primarily attributable to our acquisition of Cole-Parmer. Our 2003 organic growth rate decreased approximately 1% from approximately 4.5% in 2002. Our 2003 organic growth rate was impacted by an increase in demand for safety-related products, offset by a decline in sales to our U.S. biotechnology customers, mixed results among pharmaceutical customers and a slowdown in international sale due to weakness in the European economy and reductions in research funding from governments. The change in our organic growth rate in 2002 was primarily attributable to normal market conditions in the U.S., offset by a decline in international sales, primarily due to our strategy to focus on the sale of higher margin products.

      Healthcare Products and Services. Sales growth in 2003 was primarily due to an increase in demand for clinical laboratory products and the acquisition of the Perbio medical devices business. Sales growth was spread evenly between hospitals and reference labs. In 2002, sales growth was attributable to growth in the U.S. clinical laboratory market and the acquisition of Medical Analysis Systems, Inc. (“MAS”). The effect of foreign exchange is not significant to our healthcare products and services segment as sales are primarily to customers within the U.S.

      Laboratory Workstations. Sales in 2003 and 2002 were $206.1 million and $193.9 million, respectively. This represents an increase of 6.3% and 8.6%, respectively, versus the prior year’s sales. The decrease in the sales growth rate for 2003 was primarily attributable to a $12.3 million Transportation Safety Authority (“TSA”) project awarded and substantially completed in 2002, that was not anticipated to repeat in 2003. The increase in the 2002 sales growth rate was attributable to the TSA project. Laboratory workstations is a project-based business which operates from a backlog, a majority of which may be shipped in less than one year. Delivery and installation of projects, which are driven by the timing of construction projects, results in a corresponding reduction in backlog. Backlog at December 31, 2003 was $105 million versus $108 million at December 31, 2002.

Income from Operations

      The following table presents income from operations and income from operations as a percentage of sales by reportable segment for the years ended December 31, 2003, 2002 and 2001 (dollars in millions):

				Income from
				Operations as a
	Income from Operations			Percentage of Sales

	2003	2002	2001	2003	2002	2001

Scientific products and services	$230.0	$206.2	$175.8	9.2%	9.1%	8.9%
Healthcare products and services	35.7	25.2	24.2	4.1%	3.1%	3.2%
Laboratory workstations	11.1	11.7	8.7	5.4%	6.0%	4.9%
Eliminations	(0.1)	(0.2)	0.3

Sub-total	276.7	242.9	209.0	7.8%	7.5%	7.3%

Inventory step-up	18.1	—	—
Restructuring and other charges (credits), net	—	(2.2)	59.7
Nonrecurring operating charges	—	—	1.5
Goodwill amortization	—	—	16.7

Total	$258.6	$245.1	$131.1	7.3%	7.6%	4.6%

      Included in the 2003 income from operations is a charge of $18.1 million related to the step-up of Perbio’s inventory to its acquired fair value. Excluding this charge, income from operations was 7.8% of sales. Included in the 2002 income from operations is a restructuring credit of $2.2 million for the reversal of certain costs accrued for in a restructuring plan entered into in 2001. The restructuring credit is primarily related to a reduction in estimated severance costs due to the election of certain employees to voluntarily separate from the Company. Excluding the restructuring credit, income from operations was 7.5% of sales. The increase in income from operations as a percentage of sales is attributable to our acquisition of Perbio, as well as our clinical laboratory product portfolio that was partially offset by investments in life-science and chemical sales specialists, targeted marketing programs and continued investments in business processes and systems.

      Included in the 2001 income from operations are the following items:

•	a restructuring charge of $27.0 million, reflecting $18.3 million related to estimated employee separation costs and $8.7 million of exit costs;

•	a restructuring credit of $0.8 million for the reversal of certain costs accrued for restructuring plans recorded prior to 2001, due to actual costs being lower than originally estimated;

•	a non-cash compensation charge of $33.5 million for the accelerated vesting of certain stock options in connection with our May 2001 stock offering;

•	a $1.5 million charge for the write-off of inventory for discontinued product lines; and

•	$16.7 million for the amortization of goodwill.

      The resulting income from operations excluding these items was 7.3% of sales. The increase in income from operations as a percentage of sales in 2002 was primarily attributable to our acquisition of Cole-Parmer. The remaining improvement was organic. Our organic growth was primarily driven by an increase in international operating margins due to our strategy to focus on the sale of higher margin products, partially offset by strategic investments in sales and marketing initiatives and business processes and systems.

      Scientific Products and Services. The increase in income from operations as a percentage of sales in 2003 was attributable to the impact of the Perbio acquisition, continued improvements in international operating margins, partially offset by a decrease in volume to U.S. biotechnology companies and increased investments in sales and marketing initiatives. The increase in 2002 operating margins was primarily attributable to our acquisition of Cole-Parmer and an increase in international operating margins. We expect a trend of continued operating margin improvement for 2004, reflecting the contribution of Perbio’s cell culture and bioresearch businesses, as well as organic fixed cost leverage and margin improvement from initiatives both domestic and international.

      Healthcare Products and Services. The increase in income from operations as a percentage of sales in 2003 was reflective of a broad-based increase in volume for clinical laboratory products. The decrease in operating margins for 2002 was primarily the result of strategic investments in business processes and systems. We expect operating margin improvement for 2004, reflecting the impact of the higher-margin medical device business of Perbio.

      Laboratory Workstations. The decrease in income from operations as a percentage of sales in 2003 was the result of the higher-margin TSA project completed in 2002 that did not repeat in 2003. Conversely, the TSA project was primarily attributable for the increase in operating margins in 2002. We anticipate operating margins will decrease in 2004, more significantly in the first half of the year, reflecting the timing of projects.

Interest Expense

      Interest expense in 2003, 2002, and 2001 was $84.8 million, $91.3 million and $99.5 million, respectively. The decrease in interest expense is attributable to our debt refinancing activities in 2003 and 2002. The benefits of these transactions were partially offset by $2.8 million in bridge financing commitment fees incurred related to our acquisition financing for Perbio.

Other Expense, Net

      In 2003 and 2002, other expense, net, includes charges associated with our refinancing activities; and in 2001, includes charges primarily related to the write-down of equity investments.

      Other expense, net, includes the following for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001

Call premiums	$43.8	$—	$—
Write-off of deferred financing fees	22.1	4.1	—
Acquisition-related foreign currency hedges	15.7	—	—
Fixed-swap unwind costs	—	7.1	—
Equity investments	—	—	6.0
Interest income and other	(3.9)	1.1	(4.7)

	$77.7	$12.3	$1.3

Income Tax Provision

      Our 2003 effective tax rate was 28%, down from 32% in 2002 as a result of our ongoing implementation of tax planning initiatives. Our 2003 effective tax rate benefited by the charges we recorded related to our debt refinancings, and the charges related to Perbio resulting in a tax provision of 18.4%. Our 2002 effective tax rate was 32%, down from 34% in 2001 due to the implementation of tax planning initiatives, the elimination of non-deductible goodwill amortization and the impact of the restructuring and stock compensation charges.

Cumulative Effect of Accounting Change

      During 2002, we completed our transitional assessment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) to determine if goodwill was impaired as of January 1, 2002. As a result, we recorded a non-cash charge of $63.8 million ($46.1 million, net of tax) in our statement of operations reflecting the cumulative effect of the accounting change to adjust goodwill to its current fair-value. The scientific products and services segment and laboratory workstations segment accounted for $19.7 million and $44.1 million of the charge, respectively.

      The impairment charge in the scientific products and services segment related to certain of our smaller-market international distribution businesses where operating performance was lower than originally forecasted. Our laboratory workstations segment is sensitive to changes in capital spending, and several of the markets to which the laboratory workstations segment sells, including the technology industry, experienced a significant economic slowdown causing a reduction in capital spending in those markets. As a result, sales growth was significantly less than originally forecasted, resulting in decreased profitability.

      SFAS 142 also requires that goodwill be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform the annual tests for indications of goodwill impairment as of October 31 each year. As of October 31, 2003 and 2002, there were no impairments of goodwill.

Liquidity and Capital Resources

      Cash generated from operating activities was $218.0 million in 2003 compared with $159.3 million in 2002. The increase in cash from operations in 2003 was related primarily to an increase in net income and continued improvements in working capital management, partially offset by approximately $53 million in contributions to our pension plan and supplemental nonqualified executive retirement program. Cash generated from operating activities was $159.3 million in 2002 compared with $158.6 million in 2001. The increase in net income in 2002 was offset by $20 million in cash pension contributions and $7.6 million of spending related to our 2001 restructuring plans. In 2004, we anticipate an increase in net income and continued improvements in working capital management to improve cash generated from operating activities.

      We used $766.4 million of cash for investing activities in 2003 compared with $105.4 million in 2002. The increase in cash used in investing activities is primarily attributable to the acquisition of Perbio and continued capital spending for our chemical manufacturing capabilities, our new west coast warehouse that opened late in 2003 and spending associated with Perbio facility expansions. In addition, we paid $15.7 million to purchase options to hedge foreign currency exposures related to the Perbio acquisition. We used $105.4 million of cash for investing activities in 2002 compared with $419.6 million in 2001. The change in cash used for investing activities from 2001 to 2002 is primarily attributable to a decrease in acquisition spending. We expect 2004 capital spending to be consistent with 2003.

      Financing activities generated $583.7 million of cash in 2003 compared with using $94.6 million of cash in 2002 and are discussed below.

      During 2003 we completed certain financing transactions, which we refer to as the “Completed Transactions.” The Completed Transactions include the following:

•	The issuance and sale on July 7, 2003 of $300 million of our 2.50% convertible senior notes due 2023.

•	The purchase in January and November 2003 of $149.2 million of our 7 1/8% senior notes due 2005, plus premium and accrued interest net of a $0.4 million write-off of original debt discount.

•	The amendment on December 3, 2003 of our senior credit facility to create a $440 million term loan facility that refinanced the outstanding term loan facility at a lower interest rate.

•	The issuance and sale in August and November 2003 of $300 million of our 8% senior subordinated notes due 2013.

•	The issuance and sale on January 14, 2003 of $200 million of our 8 1/8% senior subordinated notes due 2012 less the redemption on November 24, 2003 of $46.0 million principal amount of our outstanding 8 1/8% senior subordinated notes, plus premium and accrued interest.

•	The redemption in February and March 2003 of $600 million principal amount of our 9% senior subordinated notes due 2008, plus premium and accrued interest.

•	The issuance and sale on September 30, 2003 of 6,634,526 shares of our common stock for proceeds of $260.6 million, net of underwriters discounts and offering costs. These shares were issued pursuant to our registration statement on Form S-3 filed with the SEC on September 15, 2003 under which we can issue up to $750 million of debt and equity securities.

      Since December 31, 2003, we have completed certain financing transactions, which we refer to as the “Subsequent Transactions.” The Subsequent Transactions include the following:

•	The amendment of our existing $225 million receivables securitization facility in February 2004 extending the facility’s maturity date to February 2005. All other material terms and conditions remained unchanged.

•	The utilization of available borrowing under our accounts receivable securitization facility and revolving credit facilities in March 2004 to finance the acquisition of Oxoid. These amounts were substantially repaid with the proceeds from our 3.25% convertible senior subordinated notes. Qualifying accounts receivable of $21.8 million remained sold through our accounts receivable securitization facility.

•	The issuance and sale on March 3, 2004 of $300 million of our 3.25% convertible senior subordinated notes due 2024. These notes were issued pursuant to our registration statement on Form S-3 filed with the SEC on September 15, 2003 under which we can issue up to $750 million of debt and equity securities.

      The following table sets forth our capitalization as of December 31, 2002 on an actual basis, the effect of the Completed Transactions and as of December 31, 2003 on an actual basis and as adjusted to reflect the Subsequent Transactions.

      You should read this table along with our financial statements and related notes included elsewhere herein.

      As of December 31, 2003, as adjusted for the Subsequent Transactions, we had the ability to borrow an aggregate of $365.0 million under our accounts receivable securitization facility and revolving credit facility.

			As of December 31, 2003
	As of	Completed
	December 31, 2002	Transactions	Actual	As Adjusted

Debt, including short-term debt:
Revolving Credit Facility(1)	$—	$—	$—	$—
Term Facility	—	440.0	440.0	440.0
7 1/8% Senior Notes	149.6	(149.2)	0.4	0.4
2.50% Convertible Senior Notes	—	300.0	300.0	300.0
Other Debt	50.0	(13.8)	36.2	36.2
3.25% Convertible Senior Subordinated Notes	—	—	—	300.0
9% Senior Subordinated Notes	596.1	(596.1)	—	—
8 1/8% Senior Subordinated Notes	150.0	160.4	310.4	310.4
8% Senior Subordinated Notes	—	311.1	311.1	311.1

Total Debt	945.7	452.4	1,398.1	1,698.1
Stockholders’ Equity	133.5	260.6	575.4	575.4

Total Capitalization	$1,079.2	$713.0	$1,973.5	$2,273.5

(1)	On December 3, 2003, we amended our senior credit facility to create a $440.0 million term loan C facility that refinanced the outstanding term loan facilities at a lower interest rate, and increased the revolving credit commitments from $175.0 million to $190.0 million. The $190.0 million revolving credit facility is available for working capital and general corporate purposes. As of December 31, 2003, approximately $28.2 million of this facility was utilized for letters of credit outstanding.

      In April 2003, the Company entered into various pay-fixed interest rate swaps to hedge a portion of the variability of cash flows related to changes in interest rates on borrowings of variable rate debt obligations. The interest rate swaps have a notional value of $200 million and expire at various dates between March 2008 and March 2010.

      Financing activities used $94.6 million of cash in 2002 versus cash provided by financing activities of $270.0 million in 2001. The use of cash in 2002 was primarily related to the repayment of bank term debt totaling $211.3 million which was retired using proceeds from the issuance of $150 million of 8 1/8% subordinated notes in April 2002. Cash provided by financing activities in 2001 primarily consisted of our May 2001 underwritten offering of common stock from which we received net proceeds of $289.9 million.

      The following table summarizes maturities for our significant financial obligations as of December 31, 2003 (in millions):

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt, including short-term debt(a)	$1,378.6	$11.3	$18.1	$10.6	$1,338.6
Capital Lease Obligations	2.0	0.7	1.2	0.1	—
Operating Leases	134.1	25.5	36.5	27.5	44.6
Unconditional Purchase Obligations(b)	0.9	0.8	0.1	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet(c)	14.3	—	6.8	3.2	4.3

Total Contractual Obligations	$1,529.9	$38.3	$62.7	$41.4	$1,387.5

(a)	Amounts represent the expected cash payments for our debt and do not include any unamortized discounts or premiums and deferred issuance costs.

(b)	Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at anytime without penalty.

(c)	Includes only long-term liabilities where both the timing and amount of payment streams are known.

      In addition to the contractual obligations noted above, the Company has outstanding standby letters of credit totaling $28.2 million expiring over the next year.

      We expect to satisfy our short-term funding requirements from free operating cash flow, together with cash and cash equivalents on hand or available through our Credit Facility. A change in demand for the Company’s goods and services, while unlikely, would reduce free operating cash flow available to fund our operations. If such a decrease in demand were significant and free operating cash flow were reduced significantly, we could utilize the Receivables Securitization facility (see “Item 8 — Financial Statements and Supplementary Data — Note 21 Subsequent Events”) to the extent that we have qualified receivables to sell through the facility. We believe that these funding sources are sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. We may seek to raise additional funds from public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisition of businesses or products. There can be no assurance that additional funds will be available at all or that, if available, will be obtained at terms favorable to us. Additional financing could also be dilutive.

Description of Indebtedness

      The following is a summary of our indebtedness, including our accounts receivable facility, followed by more detailed descriptions:

Instrument	Pricing	Maturity	Ratings	Collateral

Receivable Securitization Facility	LIBOR+45	2005	A/ A	Select Accounts Receivable

Revolving Credit Facility	LIBOR+300	2008	Ba3/ BB+	Material Domestic Assets

Term Facility	LIBOR+200	2010	Ba3/ BB+	Material Domestic Assets

7 1/8% Senior Notes	7.125%	2005	B1/ BB+	Principal Domestic Assets

2.50% Convertible Senior Notes	2.500%	2023	B1/ BB-	Unsecured

Other Debt	Various	2004	Not Applicable	General

3.25% Convertible Senior Subordinated Notes	3.250%	2024	B2/ B+	Unsecured

8 1/8% Senior Subordinated Notes	8.125%	2012	B2/ B+	Unsecured

8% Senior Subordinated Notes	8.000%	2013	B2/ B+	Unsecured

      Our Credit Facility requires us to meet certain financial ratio covenants, including among others, a total leverage ratio, a senior leverage ratio and a cash interest expense coverage ratio. As of December 31, 2003, we were in compliance with all covenants under our Credit Facility.

Credit Facility

      On February 14, 2003, we entered into a new credit facility that replaced our prior credit facility, and in connection with our acquisition of Perbio, we amended and restated this new credit facility in September 2003 (the “Original Credit Facility”) to provide for, among other things, an additional $250 million term loan facility as part of the financing of our acquisition of Perbio. On December 3, 2003, we amended our Original Credit Facility to create a $440 million term loan facility (the “Tranche C Term Loan Facility”) to refinance the outstanding term loan facilities at a lower interest rate, to create an additional $15 million revolving credit commitment (the “New Revolving Credit Commitment”) and to name Deutsche Bank AG, New York Branch as the Administrative Agent. On February 25, 2004 we further amended the credit facility in connection with our acquisition of Oxoid. The following summarizes the terms of our Original Credit Facility, a copy of which is filed as exhibit 10.1 to our current report on Form 8-K, filed with the SEC on September 18, 2003, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of December 3, 2003, a copy of which was filed with the SEC on Form 8-K on December 9, 2003, and as further amended by the Second Amendment to the Amended and Restated Credit Agreement, dated as of February 25, 2004 (as so amended, the “Credit Facility”).

      The Credit Facility consists of (i) a $440 million Tranche C Term Loan Facility, (ii) a $190 million revolving credit facility, including the new Revolving Credit Commitment (the “Revolving Credit Facility”) and (iii) upon request, and subject to the fulfillment of certain conditions, an additional incremental term loan facility (the “Incremental Term Loan Facility”) of up to a maximum amount that varies depending, among other things, on the level of our financial covenants and the amount of senior unsecured debt incurred by us since February 14, 2003. Deutsche Bank AG, New York Branch is the Administrative Agent for the syndicate of lenders providing the Credit Facility, Deutsche Bank Securities Inc. and Banc of America Securities LLC are Joint Lead Arrangers and Credit Suisse First Boston, acting through its Cayman Islands Branch, and Bank of America, N.A. are Syndication Agents.

      We borrowed a portion of the Revolving Credit Facility on February 14, 2003 to refinance amounts outstanding under the $175 million revolving credit portion of our prior credit facility. On March 21, 2003, we drew $400 million under the Original Term Loan Facility to finance the redemption of our then remaining 9% Senior Subordinated Notes due 2008. On September 10, 2003, we drew $250 million under the

Tranche B-1 Term Loan Facility in connection with financing a portion of the purchase price for the Perbio Acquisition. On September 30, 2003 and October 23, 2003, we repaid $51.6 million and $157.4 million, respectively, of the term loans under our Original Credit Facility. On December 3, 2003, we drew $440 million from the Tranche C Term Loan Facility to refinance the then outstanding amounts under the Original Term Loan Facility and the Tranche B-1 Term Loan Facility in their entirety and added the New Revolving Credit Commitment to the then-existing $175 million Revolving Credit Facility, making a $190 million Revolving Credit Facility.

      The loans under the Revolving Credit Facility bear interest at our election at either the Adjusted LIBO Rate plus a margin of between 2.25% and 3.00% per annum, or at the Prime Rate plus a margin of between 1.25% and 2.00% per annum, depending in each case on our Total Leverage Ratio. The loans under the Tranche C Term Loan Facility bear interest at our election at either the Adjusted LIBO Rate plus a margin of between 1.75% and 2.00% per annum or the Prime Rate plus a margin between 0.75% and 1.00% per annum, depending on our Total Leverage Ratio. Commitment fees are payable on the unborrowed amounts of the Revolving Credit Facility (which shall be determined without taking into account any local currency loan described below) at a rate of between 0.375% and 0.50% per annum, depending on our Total Leverage Ratio, while such commitments remain outstanding.

      The “Adjusted LIBO Rate” is equal to (subject to rounding upwards) the LIBO rate for U.S. dollar loans (except where otherwise indicated below) multiplied by a fraction, the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages established by the Federal Reserve Board (or applicable local governmental authority) to which the Administrative Agent is subject with respect to such adjusted LIBO rate. The “Prime Rate” is a fluctuating interest rate equal to the higher of (i) the rate of interest announced publicly by a reference bank as its prime rate and (ii) a rate equal to (subject to rounding upwards)  1/2 of 1% per annum above the weighted average of the rates on overnight Federal Funds transactions with members of the Federal Reserve System arranged by Federal Funds brokers.

      The Revolving Credit Facility includes a sub-limit for the issuance of local letters of credit. The Credit Facility permits borrowers to be designated in the future to borrow loans denominated in their local currencies from individual lenders thereunder, either on a negotiated basis or through a competitive bidding process. Negotiated local currency loans bear interest at the negotiated rate and loans obtained pursuant to a competitive bidding process bear interest at a rate equal either to (subject to rounding upwards) (a) the Adjusted LIBO Rate (determined by reference to the LIBO rate for the specified currency and the related reserve requirements promulgated by the applicable governmental authority) plus a margin specified by the applicable lender or (b) a fixed rate specified by such lender. These local currency loans will reduce the availability of the Revolving Credit Facility.

      Prime Rate interest is payable quarterly in arrears and interest based on the Adjusted LIBO Rate is payable in arrears at the earlier of (i) the end of the applicable interest period and (ii) every three months after the first day of the relevant interest period. Borrowings bearing interest at a rate determined by reference to the Adjusted LIBO Rate are available in one, two, three- or six-month interest periods or, in certain cases, in nine-month or one-week interest periods.

      The commitments under the Revolving Credit Facility expire, and the loans outstanding thereunder mature, on March 31, 2008. The Tranche C Term Loan Facility requires us to make quarterly repayments of principal equal to approximately $1.1 million from December 31, 2004 through March 31, 2009, and quarterly repayments of principal equal to approximately $105 million each beginning June 30, 2009 through the maturity of the Term Loan Facilities on March 31, 2010.

      Our obligations under the Credit Facility, as well as under certain swap and other similar agreements with the lenders, or parties related thereto (collectively, the “Obligations”), are secured by substantially all our assets and the assets of our material domestic subsidiaries as well as of the parent of the subsidiary formed for purposes of a receivable financing and each domestic subsidiary borrower (each, a “Grantor”), including a pledge of stock or other ownership interests of all material domestic subsidiaries that are direct subsidiaries of any Grantor and the limited liability company interests of the receivables subsidiary, but generally limited to a pledge of 65% of the stock or other ownership interests of material foreign subsidiaries and material foreign subsidiary holding companies, in each case that is a direct subsidiary of any Grantor. The Obligations are further guaranteed by us and certain of our subsidiaries. Our 7 1/8% senior notes due 2005 issued and outstanding under the indenture, dated as of December 18, 1995, are equally and ratably secured with respect to certain collateral.

      The Credit Facility requires us to meet the following financial tests:

      Interest Expense Coverage Ratio. We cannot permit the ratio of (a) Consolidated EBITDA to (b) Consolidated Cash Interest Expense, in each case for any period of four consecutive fiscal quarters ending on any date during any period set forth below, to be less than the ratio set forth below opposite such period:

Period	Ratio

January 1, 2004 to and including December 31, 2004	3.00 to 1.00
Thereafter	3.25 to 1.00

      Total Leverage Ratio. We cannot permit the Total Leverage Ratio as of the last day of any fiscal quarter ending during any period set forth below to exceed the ratio set forth below opposite such period:

Period	Ratio

January 1, 2004 to and including December 31, 2004	4.50 to 1.00
January 1, 2005 to and including December 31, 2005	4.00 to 1.00
Thereafter	3.50 to 1.00

      Senior Leverage Ratio. We cannot permit the Senior Leverage Ratio as of the last day of any fiscal quarter ending during any period set forth below to exceed the ratio set forth below opposite such period:

Period	Ratio

January 1, 2004 to and including December 31, 2004	3.50 to 1.00
Thereafter	3.00 to 1.00

      The Credit Facility contains additional covenants, including, without limitation, restrictions on (a) indebtedness, (b) the incurrence of liens, (c) loans and investments, as well as prohibitions on the payment of dividends to, or the repurchase or redemption of stock from, shareholders, (d) the sale of assets, (e) mergers, acquisitions and other business combinations, (f) voluntary prepayment of certain debt of the Company or its subsidiaries, (g) transactions with affiliates, (h) entry into swap or similar agreements, (i) capital expenditures and various financial covenants and (j) other matters customarily restricted in such credit facilities. Pursuant to the terms of the Credit Facility, and subject to applicable grace periods, in certain circumstances, a default will occur upon the non-payment of principal or interest when due under the Credit Facility or upon the non-fulfillment of the covenants described above, or upon the occurrence of certain changes in control of the ownership of the Company or of any of various other events described therein. If such a default occurs, the lenders under the Credit Facility will be entitled to accelerate the amounts due under the Credit Facility and may require all such amounts to be immediately paid in full. The lenders under the Credit Facility may also take all remedies permitted to be taken by a secured creditor under the security documents entered into to secure the Credit Facility and the Uniform Commercial Code. Loans under the Term Loan Facility are required to be prepaid with 100% of net cash proceeds of certain asset sales, certain insurance and condemnation proceeds and certain debt issuances of the Company or any of its subsidiaries.

2.50% Convertible Senior Notes due 2023

      On July 7, 2003, we sold in a private offering $300 million principal amount of our 2.50% convertible senior notes due 2023. We have filed, and on January 6, 2004 caused to become effective, a shelf registration statement with respect to the resale of these notes and the sale of the shares of common stock issuable upon conversion of these notes.

      The following summary is a description of the material provisions of the indenture, dated July 7, 2003, by and between us and J.P. Morgan Trust Company, National Association as trustee, for such notes. It does not restate the indenture in its entirety, nor does it mention many of its key provisions. A copy of the indenture is filed as an exhibit to this Form 10-K, and the following summary is qualified in its entirety by reference to it.

      Interest on the notes is payable on April 1 and October 1 of each year. The notes mature on October 1, 2023. The notes may be converted into shares of our common stock (unless earlier redeemed or repurchased by us) under the following circumstances: (1) note holders may convert their notes in a conversion period on any date on or prior to October 1, 2018, if the closing sale price of our common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the first days of such conversion period was more than 120% of the then current conversion price of the notes; (2) if, on any date after October 1, 2018, the closing sale price of our common stock is more than 120% of the then current conversion price of the notes, then note holders will have such conversion right at all times thereafter; (3) we have called the notes for redemption; (4) we distribute to all or substantially all holders of our common stock rights, options or warrants entitling them to purchase common stock at less than the closing sale price of our common stock on the day preceding the declaration for such distribution; (5) we distribute to all or substantially all holders of our common stock cash, assets, debt securities or capital stock, which distribution has a per share value as determined by our board of directors exceeding 10% of the closing sale price of our common stock on the day preceding the declaration for such distribution; or (6) during any period in which the credit rating of the notes assigned by Moody’s is Caa1 or lower and by Standard & Poor’s is CCC+ or lower, or neither Moody’s (or its successors) nor Standard & Poor’s (or its successors) continue to rate the notes. Note holders may also convert their notes into shares of our common stock for the five business day period after any five consecutive trading day period in which the average trading price for the notes was less than 97% of the average conversion value for the notes during that period.

      Upon conversion, we will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. It is our current intention to satisfy our obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of our common stock, to satisfy the remainder, if any, of our conversion obligation. Our ability to deliver cash at the time of conversion will be subject to many factors, including the amount of cash we have available to us, whether the agreements governing our indebtedness would permit such a cash settlement, our then existing cash needs, and other factors. The initial conversion rate is 21.0686 shares of common stock per each $1,000 principal amount of notes. This is equivalent to an initial conversion price of $47.46 per share.

      On or after October 2, 2010, we have the option to redeem all or a portion of the notes that have not been previously converted or repurchased at a redemption price of 100% of the principal amount plus accrued interest and liquidated damages owed, if any, to the redemption date. Note holders have the option, subject to certain conditions, to require us to repurchase any notes held by them on October 1, 2010, October 1, 2015 and October 1, 2020, or upon a change in control, at prices equal to 100% of the principal amount of the notes plus accrued interest and liquidated damages owed, if any, to the date of repurchase. We may pay the repurchase price for any notes repurchased on October 1, 2010 in cash. We may choose to pay the repurchase price for any notes repurchased on October 1, 2015 or October 1, 2020 in cash, shares of our common stock, or a combination of cash and shares of our common stock; provided, however, that we may, at our sole discretion, terminate at any time our right to pay all or a portion of the repurchase price on either of these dates in shares of our common stock. If we elect to pay note holders in common stock or a combination of cash and common stock, our common stock will be valued at 95% of the average closing sale price for the five trading days ending on the third trading day preceding the applicable purchase date. In addition, upon a change in control, note holders will have the right, subject to certain conditions and restrictions, to require us to repurchase some or all of their notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest and liquidated damages owed, if any, to the date of purchase.

8 1/8% Senior Subordinated Notes due 2012

      On April 24, 2002, we issued and sold $150 million principal amount of our 8 1/8% senior subordinated notes due 2012, and on January 14, 2003 issued and sold another $200 million of such notes, and on November 24, 2003 redeemed $46 million of such notes. These two series of notes were issued under the same indenture, dated as of April 24, 2002 by and between us and J.P. Morgan Trust Company, National Association as trustee, and are treated as a single class of securities for all purposes.

      The following summary is a description of the material provisions of the indenture. It does not restate the indenture in its entirety, nor does it mention many of its key provisions. A copy of the Indenture is filed as an exhibit to this Form 10-K, and the following summary is qualified in its entirety by reference to it.

      Our 8 1/8% senior subordinated notes mature on May 1, 2012. We pay interest on May 1 and November 1 of each year.

      We will be able to redeem the notes at our option, in whole or in part on a pro rata basis at any time and from time to time, on and after May 1, 2007 at specified redemption prices. Also, on or prior to May 1, 2005, at our option, we may redeem in the aggregate up to 40% of the aggregate principal amount of the notes at a redemption price equal to 108.125% of the principal amount of the notes, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of one or more equity offerings.

      The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including debt under the Credit Facility and our 2.50% convertible senior notes. The notes rank equally in right of payment with our other senior subordinated debt, including our 8% senior subordinated notes due 2013 and the new 3.25% convertible senior subordinated notes. The notes are effectively subordinated to any current or future secured indebtedness outstanding.

      If a change of control triggering event occurs, each holder of the notes will have the right to require us to purchase such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, if any, to the date of purchase. On and after May 1, 2007, we may exercise our optional redemption right to redeem all or a portion of the notes, at specified redemption prices, even if a change of control has occurred. After May 1, 2010, this redemption price will be lower than the price we have to pay if holders require us to purchase the notes upon the occurrence of a change of control. If a change of control triggering event occurs, prior to repurchasing the notes, we must first either repay our credit facility or get a waiver or consent from the lenders under our credit facility to repurchase the notes from the note holders.

      The indenture restricts our ability and the ability of our restricted subsidiaries to, among other things: (1) incur additional indebtedness; (2) pay dividends or make other distributions in respect of its capital stock; (3) repurchase equity interests or subordinated indebtedness; (4) create certain liens; (5) enter into certain transactions with affiliates; (6) consummate certain asset sales; and (7) merge or consolidate. If we or any of our restricted subsidiaries are not in compliance with certain of the indenture’s financial covenants, our ability to consummate our acquisition and investment strategy will be impaired and will require prior approval or waiver by the holders of notes. These covenants are subject to important exceptions and qualifications.

      The indenture pursuant to which the notes have been issued sets forth certain events the occurrence of which constitutes an event of default. An event of default occurs if, among other things, Fisher: (1) fails to pay interest when due for 30 days, (2) fails to pay principal when due, (3) defaults in the performance of a covenant regarding the merger or sale of substantially all assets of Fisher, (4) defaults in the observance or performance of other covenants for 30 days after written notice from the trustee of holders representing 25% or more of the outstanding principal amount of the notes, (5) fails to pay or has accelerated certain other indebtedness aggregating $15 million or more, (6) is subject to one or more unpaid judgments aggregating $15 million or more, or (7) one of its significant subsidiaries, files for or is otherwise subject to a declaration of bankruptcy.

      Upon the happening of any event of default, the trustee or the holders of at least 25% in principal amount of outstanding notes may declare the principal of and accrued interest on all the notes to be due and payable by notice in writing to Fisher and the trustee specifying the respective event of default and that it is a “notice of acceleration”, and the notes shall become immediately due and payable. If an event of default with respect to bankruptcy proceedings of Fisher occurs and is continuing, all notes will become immediately due and payable without any declaration or other act on the part of the trustee or any holder of notes.

8% Senior Subordinated Notes due 2013

      On August 20, 2003, we issued and sold $150 million principal amount of our 8% senior subordinated notes due 2013, and on November 4, 2003 issued and sold another $150 million of such notes. These two series of notes were issued under the same indenture, dated as of August 20, 2003 by and between us and J.P. Morgan Trust Company, National Association as trustee, and are treated as a single class of securities for all purposes. The notes issued on November 4, 2003 were privately placed, and we are required to effect a registered exchange offer to exchange those notes for notes that have been registered under the Securities Act (or if we cannot effect such exchange offer, to file a resale registration statement for the transfer of such notes). We filed on March 2, 2004 a registration statement on Form S-4 with respect to such exchange offer.

      The following summary is a description of the material provisions of the indenture. It does not restate the indenture in its entirety, nor does it mention many of its key provisions. A copy of the Indenture is filed as an exhibit to this Form 10-K, and the following summary is qualified in its entirety by reference to it.

      Our 8% senior subordinated notes mature on September 1, 2013. We pay interest on March 1 and September 1 of each year.

      We will be able to redeem the notes at our option, in whole or in part on a pro rata basis at any time and from time to time, on and after September 1, 2008 at specified redemption prices. At any period prior to September 1, 2008, we may redeem the notes at a redemption price of 100% of their principal amount plus a specified make-whole premium. Also, on or prior to September 1, 2006, at our option, we may redeem in the aggregate up to 40% of the aggregate principal amount of the notes at a redemption price equal to 108% of the principal amount of the notes, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of one or more equity offerings.

      The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including debt under the Credit Facility and our 2.50% convertible senior notes. The notes rank equally in right of payment with our other senior subordinated debt, including our 8 1/8% senior subordinated notes due 2012 and the new 3.25% convertible notes. The notes are effectively subordinated to any current or future secured indebtedness outstanding.

      If a change of control triggering event occurs, each holder of the notes will have the right to require us to purchase such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, if any, to the date of purchase. On and after September 1, 2008, we may exercise our optional redemption right to redeem all or a portion of the notes, at specified redemption prices, even if a change of control has occurred. After September 1, 2011, this redemption price will be lower than the price we have to pay if holders require us to purchase the notes upon the occurrence of a change of control. If a change of control triggering event occurs, prior to repurchasing the notes, we must first either repay our credit facility or get a waiver or consent from the lenders under our credit facility to repurchase the notes from the note holders.

      The indenture restricts our ability and the ability of our restricted subsidiaries to, among other things: (1) incur additional indebtedness; (2) pay dividends or make other distributions in respect of its capital stock; (3) repurchase equity interests or subordinated indebtedness; (4) create certain liens; (5) enter into certain transactions with affiliates; (6) consummate certain asset sales; and (7) merge or consolidate. If we or any of our restricted subsidiaries are not in compliance with certain of the indenture’s financial covenants, our ability to consummate our acquisition and investment strategy will be impaired and will require prior approval or waiver by the holders of notes. These covenants are subject to important exceptions and qualifications.

      The indenture pursuant to which the notes will be issued sets forth certain events the occurrence of which constitutes an event of default. An event of default occurs if, among other things, Fisher: (1) fails to pay interest when due for 30 days, (2) fails to pay principal when due, (3) defaults in the performance of a covenant regarding the merger or sale of substantially all assets of Fisher, (4) defaults in the observance of performance of other covenants for 30 days after written notice from the trustee of holders representing 25% or more of the outstanding principal amount of the notes, (5) fails to pay or has accelerated certain other indebtedness aggregating $25 million or more, (6) is subject to one or more unpaid judgments aggregating

$25 million or more, or (7) or one of its significant subsidiaries, files for or is otherwise subject to a declaration of bankruptcy.

      Upon the happening of any event of default, the trustee or the holders of at least 25% in principal amount of outstanding notes may declare the principal of and accrued interest on all the notes to be due and payable by notice in writing to Fisher and the trustee specifying the respective event of default and that it is a “notice of acceleration”, and the notes shall become immediately due and payable. If an event of default with respect to bankruptcy proceedings of Fisher occurs and is continuing, all notes will become immediately due and payable without any declaration or other act on the part of the trustee or any holder of notes.

3.25% Convertible Senior Subordinated Notes due 2024

      On March 3, 2004, we issued and sold $300 million principal amount of our 3.25% convertible senior subordinated notes due March 1, 2024. We sold these notes under a “shelf” registration statement dated September 3, 2003 pursuant to which we may issue and sell up to $750 million of our debt and equity securities.

      The following summary is a description of the material provisions of the supplemental indenture, dated March 3, 2004, by and between us and J.P. Morgan Trust Company, National Association, as trustee, for such notes. It does not restate the supplemental indenture in its entirety, nor does it mention many of its key provisions. A copy of the supplemental indenture is filed as an exhibit to this Form 10-K, and the following summary is qualified in its entirety by reference to it.

      Interest on the notes is payable on March 1 and September 1 of each year. The notes mature on March 1, 2024. The notes may be converted into shares of our common stock (unless earlier redeemed or repurchased by us) under the following circumstances: (1) note holders may convert their notes in a conversion period on any date on or prior to March 1, 2019, if the closing sale price of our common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the first days of such conversion period was more than 120% of the then current conversion price of the notes; (2) if, on any date after March 1, 2019, the closing sale price of our common stock is more than 120% of the then current conversion price of the notes, then note holders will have such conversion right at all times thereafter; (3) we have called the notes for redemption; (4) we distribute to all or substantially all holders of our common stock rights, options of warrants entitling them to purchase common stock at less than the closing sale price of our common stock on the day preceding the declaration for such distribution; (5) we distribute to all or substantially all holders of our common stock cash, assets, debt securities or capital stock, which distribution has a per share value as determined by our board of directors exceeding 10% of the closing sale price of our common stock on the day preceding the declaration for such distribution; or (6) during any period in which the credit rating of the notes assigned by Moody’s is Caa2 or lower and by Standard & Poor’s is CCC or lower, or neither Moody’s (or its successors) nor Standard & Poor’s (or its successors) continue to rate the notes. Note holders may also convert their notes into shares of our common stock for the five business day period after any five consecutive trading day period in which the average trading price for the notes was less than 97% of the average conversion value for the notes during that period.

      Upon conversion, we will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. It is our current intention to satisfy our obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of our common stock, to satisfy the remainder, if any, of our conversion obligation. Our ability to deliver cash at the time of conversion will be subject to many factors, including the amount of cash we have available to us, whether the agreements governing our indebtedness would permit such a cash settlement, our then existing cash needs, and other factors. The initial conversion rate is 12.4378 shares of common stock per each $1,000 principal amount of notes. This is equivalent to an initial conversion price of $80.40 per share.

      On or after March 2, 2011, we have the option to redeem all or a portion of the notes that have not been previously converted or repurchased at a redemption price of 100% of the principal amount plus accrued interest and liquidated damages owed, if any, to the redemption date. Note holders have the option, subject to certain conditions, to require us to repurchase any notes held by them on March 1, 2011, March 1, 2016 and

March 1, 2021, or upon a change in control, at prices equal to 100% of the principal amount of the notes plus accrued interest and liquidated damages owed, if any, to the date of repurchase. We may choose to pay the repurchase price for any notes repurchased on March 1, 2011, March 1, 2016 and March 1, 2021 in cash, shares of our common stock, or a combination of cash and shares of our common stock; provided, however, that we may, at our sole discretion, terminate at any time our right to pay all or a portion of the repurchase price on either of these dates in shares of our common stock. If we elect to pay note holders in common stock or a combination of cash and common stock, our common stock will be valued at 95% of the average closing sale price for the five trading days ending on the third trading day preceding the applicable purchase date. In addition, upon a change in control, note holders will have the right, subject to certain conditions and restrictions, to require us to repurchase some or all of their notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest and liquidated damages owed, if any, to the date of purchase.

Securitization Facility

      On February 14, 2003, we entered into a new 365-day receivables securitization facility, which we amended on February 12, 2004 extending the maturity date to February 10, 2005. All other material terms and conditions remain unchanged. The following summary is a description of the material provisions of the relevant agreements. It does not restate such agreements in their entirety, nor does it mention many of their key provisions. A copy of such agreements are filed as exhibits to this Form 10-K, and the following summary is qualified in its entirety by reference to them.

      The Receivables Securitization Facility provides for the sale, on a revolving basis, of all of the accounts receivable of Fisher Scientific Company L.L.C., Cole-Parmer Instrument Company, Fisher Clinical Services Inc., and Fisher Hamilton L.L.C. to FSI Receivables Company LLC, formerly named FSI Receivables Corp. (“FSI”), a special purpose, bankruptcy remote indirect wholly owned subsidiary of the Company. On the same date, FSI and Fisher, as servicer, entered into a receivables transfer agreement with certain financial institutions, which provides for the transfer on a revolving basis of an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount of $225 million to be funded in cash from time to time to FSI. Under the terms of the Receivables Securitization Facility, the originators retain collection and administrative responsibilities for the receivables in the pool. The effective funded interest rate on the Receivables Securitization Facility is approximately one month LIBOR plus a usage fee of 45 basis points. The unfunded annual commitment fee is 25 basis points.

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

      Our significant accounting policies are described in “Item 8 — Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” and are herein incorporated by reference. We believe the critical accounting policies discussed below are those most important for an understanding of our financial condition and results of operations.

      Revenue Recognition — we record distribution revenue and manufactured product revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Risk of loss is generally transferred to the customer upon delivery. Products are typically delivered without significant post-

sale obligations to customers. When significant post-sale obligations exist, revenue recognition is deferred until the obligations are satisfied. We record reductions to revenue for estimated returns. Should a greater number of products be returned to us, additional reductions to revenue may be required. We also provide for the estimated cost of product warranties at the time revenue is recognized. Although our facilities undergo quality assurance and testing procedures throughout the production process and we monitor our suppliers for Fisher branded products, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Although our actual product returns and warranty costs have not historically fluctuated, should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. Pharmaceutical outsourcing service revenues, which can consist of specialized packaging, warehousing and distribution of products, and arrangements with multiple elements, are recognized as each of the elements are provided. The Company recognizes revenue for each element based on the fair value of the element provided, which has been determined by referencing historical pricing policies when the element is sold separately.

      Environmental Liabilities — we record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount can be reasonably estimated. Our estimates are based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. Inherent uncertainties exist in these estimates due to unknown conditions, changing laws and regulations and changes in the manner or method of enforcement of such laws and regulations. Accrued liabilities for investigation, remediation and operation and maintenance of cleanup sites were $32.5 million and $31.0 million at December 31, 2003 and 2002, respectively. Although management uses its best estimates when establishing accruals for environmental liabilities, if interpretations of applicable laws and regulations, cleanup methods or the extent of our responsibility change from our current estimates, revisions to our estimated environmental liability may be required.

      Goodwill — we perform an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair value is determined using a combination of discounted cash flow and multiple of earnings valuation techniques. Our estimates are based upon historical trends, management’s knowledge and experience, and overall economic factors. While we believe our estimates are reasonable, different assumptions regarding items such as future cash flows and volatility in the markets we serve could affect our evaluations and result in write-downs to the carrying amount of our goodwill.

      Pension Plans — we have defined benefit pension plans covering a significant number of domestic and international employees. Accounting for these plans requires the use of assumptions, including estimates on the expected long-term rate of return on assets, discount rates and the average rate of increase in employee compensation. In order to make informed assumptions, management, consults with actuaries and reviews public market data and general economic information. Our pension cost is based on certain assumptions, including our expected long-term rate of return on plan assets and discount rate. A majority of our plans benefit obligations and assets relate to our U.S.-based plan, which returned a gain of approximately 15% on plan assets for 2003 and generated a ten-year weighted-average return on plan assets of approximately 9.5%. A 50 basis point change in the assumption of our expected long-term rate of return on plan assets for our U.S.-based plan would result in a change in our pension cost of approximately $1.2 million. A 50 basis point change in the assumption of our discount rate for our U.S.-based plan would result in a change in our benefit obligation of approximately $9.0 million. We continually assess these assumptions based on market conditions, and if those conditions change, our pension cost and pension obligation may be adjusted accordingly.

      Convertible Notes — we have $600 million of convertible notes outstanding. The notes may be converted into shares of our common stock (unless earlier redeemed or repurchased by us) under various circumstances. The conversion events are discussed in more detail under “Description of Indebtedness” included herein. The notes are not yet convertible. Upon conversion, we have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Once the notes become convertible, the dilutive effect of the convertible notes shall be reflected in diluted EPS by application of the “if-converted method” or the so-called “treasury stock method.” By application of the if-converted method, 6.3 million and 3.7 million shares would be included in the weighted average common shares used in computing diluted net income per share at an initial conversion price of $47.46 and $80.40 per share for our 2.50% convertible senior notes and our 3.25% convertible senior subordinated notes, respectively. By application of the treasury stock method, 1.1 million and 0.6 million shares would be included in the weighted average common shares outstanding used in computing diluted net income per share at 120% of the initial conversion prices for the 2.50% convertible senior notes and the 3.25% convertible senior subordinated notes, respectively. When convertible, the Company may select the treasury stock method for calculating EPS.

      Stock Options — we measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) defines a fair value method of accounting for an employee stock option or similar equity instrument. Under SFAS 123, fair value of the stock option is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and its expected dividends, and the risk-free interest rate over the expected life of the option, and is amortized as compensation cost over the vesting period of the stock option. We determine the fair value of our stock options using the Black-Scholes option-pricing model. Had we recorded compensation expense as prescribed by SFAS 123, our net income in 2003, 2002 and 2001 would have been $59.2 million, $41.5 million and $29.0 million, respectively, and our diluted net income per share would have been $0.98, $0.72 and $0.55, respectively.

Recent Accounting Pronouncements

      For information on recent accounting pronouncements, refer to “Item 8 — Financial Statements and Supplementary Data — Note 22 — Recent Accounting Pronouncements,” which is incorporated herein by reference.

Cautionary Factors Regarding Forward-Looking Statements

      This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Form 10-K may constitute forward-looking statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements.

      The Company has based forward-looking statements on its current expectations and projections about future events. Although the Company believes that its assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to have been correct. All forward-looking statements reflect the Company’s present expectations of future events and are subject to a number of important assumptions, factors, and risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors listed in “Item 1 — Business — Risk Factors”, as well as any cautionary language in this Form 10-K, provide examples of these risks and uncertainties. Some of the other uncertainties and assumptions to which these forward-looking statements are subject include the following:

•	our outstanding indebtedness and leverage, and the restrictions imposed by our indebtedness;

•	the effects of domestic and international economic and business conditions on our businesses;

•	the high degree of competition of certain of our businesses, and the potential for new competitors to enter into these businesses;

•	the extent to which we undertake new acquisitions or enter into strategic joint ventures or partnerships, and the terms of any such acquisition or strategic joint venture or partnership;

•	future modifications to existing laws and regulations, including those regarding the environment;

•	discovery of unknown contingent liabilities, including environmental contamination at our facilities and liability with respect to products we distribute and manufacture;

•	fluctuations in interest rates and in foreign currency exchange rates;

•	availability, or increases in the cost, of raw materials and other inputs used to make our products;

•	the loss of major customers or suppliers, including any provider of shipping services; and

•	our ability to generate free cash flow or to obtain sufficient resources to finance working capital and capital expenditure needs.

      You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K. The Company is under no obligation, and expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. You should review any additional disclosures the Company makes in its filings with the SEC, including its Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our proxy statements for our shareholders’ meetings.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We measure our market risk related to our holdings of financial instruments based on changes in interest rates, foreign currency rates and commodities utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change in these market rates. We used year-end market rates on our financial instruments to perform the sensitivity analysis. We do not include items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits in the analysis.

      Our primary interest rate exposures relate to cash, fixed and variable rate debt and interest rate swaps and options. The potential loss in fair values is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/ expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would not have had a material impact on our fair values, cash flows or earnings for 2003, 2002 or 2001.

      Our primary currency rate exposures relate to our intercompany debt, foreign cash and foreign currency forward and option contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in the currency exchange rates would not have had a material impact on our fair values, cash flows or earnings for either 2003, 2002 or 2001.

      Our primary commodity exposures relate to our use of diesel fuel for transportation and natural gas for manufacturing and heating purposes. The potential loss in cash flows and earnings is based on the change in the net present value of our commodity exposures resulting from an immediate 10% change in market rates. A hypothetical 10% change in market rates would not have had a material impact on our fair values, cash flows or earnings for either 2003, 2002 or 2001.

      In the normal course of business, we use derivative financial instruments, including interest rate swaps and options and foreign currency forward exchange contracts and options, and commodity swaps and options to manage market risks. Additional information regarding our financial instruments is contained in “Item 8 — Financial Statements and Supplementary Data” — “Note 11 — Fair Value of Financial Instruments” and “Note 10 — Debt.” The objective in managing our exposure to changes in interest rates is to limit the impact of these changes on earnings and cash flow and to lower our overall borrowing costs. The objective in managing our exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flow associated with these changes. The objective in managing our exposure to energy commodities is to reduce our volatility on earnings and cash flow associated with these changes. Our principal currency exposures are in the major European currencies and in the Canadian dollar. We do not hold derivatives for trading purposes.

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

FISHER SCIENTIFIC INTERNATIONAL INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Fisher Scientific International Inc.:

      We have audited the accompanying balance sheets of Fisher Scientific International Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related statements of operations, cash flows, and changes in stockholders’ equity (deficit) and other comprehensive income (loss) for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the financial statements present fairly, in all material respects, the financial position of Fisher Scientific International Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 17 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2004

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In millions, except per share data)
Sales	$3,564.4	$3,238.4	$2,880.0
Cost of sales	2,624.9	2,383.3	2,142.8
Selling, general and administrative expense	680.9	612.2	546.4
Restructuring and other charges (credits)	—	(2.2)	59.7

Income from operations	258.6	245.1	131.1
Interest expense	84.8	91.3	99.5
Other expense, net	77.7	12.3	1.3

Income before income taxes and cumulative effect of accounting change	96.1	141.5	30.3
Income tax provision	17.7	44.8	13.9

Income before cumulative effect of accounting change	78.4	96.7	16.4
Cumulative effect of accounting change, net of tax	—	(46.1)	—

Net income	$78.4	$50.6	$16.4

Basic income per common share before cumulative effect of accounting change	$1.38	$1.77	$0.33
Cumulative effect of accounting change, net of tax	—	(0.84)	—

Basic net income per common share	$1.38	$0.93	$0.33

Diluted income per common share before cumulative effect of accounting change	$1.29	$1.67	$0.31
Cumulative effect of accounting change, net of tax	—	(0.80)	—

Diluted net income per common share	$1.29	$0.87	$0.31

Weighted average common shares outstanding:
Basic	56.9	54.5	49.4

Diluted	60.6	57.9	53.0

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

BALANCE SHEET

	December 31,

	2003	2002

	(In millions, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$83.8	$38.8
Accounts receivable, net	432.7	358.0
Inventories	355.4	267.8
Other current assets	138.9	104.8

Total current assets	1,010.8	769.4
Property, plant and equipment	440.9	332.7
Goodwill	1,006.9	508.1
Intangible assets	241.0	111.7
Other assets	159.8	149.5

Total assets	$2,859.4	$1,871.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$12.0	$23.9
Accounts payable	377.7	347.9
Accrued and other current liabilities	258.8	211.5

Total current liabilities	648.5	583.3
Long-term debt	1,386.1	921.8
Other liabilities	249.4	232.8

Total liabilities	2,284.0	1,737.9

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized, none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 63,218,083 and 54,675,513 shares issued; 62,955,438 and 54,638,907 shares outstanding at December 31, 2003 and 2002, respectively)	0.6	0.5
Capital in excess of par value	964.5	676.4
Accumulated deficit	(426.5)	(504.9)
Accumulated other comprehensive income (loss)	40.0	(37.5)
Treasury stock, at cost, (262,645 and 36,606 shares at December 31, 2003 and 2002, respectively)	(3.2)	(1.0)

Total stockholders’ equity	575.4	133.5

Total liabilities and stockholders’ equity	$2,859.4	$1,871.4

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In millions)
Cash flows from operating activities:
Net income	$78.4	$50.6	$16.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	82.8	74.9	82.0
Call premiums and deferred financing charges	65.9	11.2	—
Deferred income taxes	(0.5)	36.1	(0.3)
Other noncash expenses	18.2	1.2	6.0
Restructuring and other charges (credits)	—	(2.2)	46.1
(Gain) loss on sale of property, plant and equipment and write-offs	0.6	1.0	(0.6)
Cumulative effect of accounting change, net of tax	—	46.1	—
Changes in working capital:
Accounts receivables, net	(17.0)	(11.6)	8.9
Inventories	37.6	5.5	10.0
Accounts payable	7.8	6.0	13.8
Other assets	(59.7)	(34.4)	(31.4)
Other liabilities	3.9	(25.1)	7.7

Cash provided by operating activities	218.0	159.3	158.6

Cash flows from investing activities:
Acquisitions, net of cash acquired	(672.0)	(61.1)	(371.2)
Capital expenditures	(80.2)	(43.9)	(40.1)
Purchase of financial instruments	(15.7)	—	—
Proceeds from sale of property, plant and equipment	0.3	0.2	2.4
Other investments	1.2	(0.6)	(10.7)

Cash used in investing activities	(766.4)	(105.4)	(419.6)

Cash flows from financing activities:
Proceeds from sale of common stock	260.6	—	289.9
Proceeds from stock options exercised	19.8	6.4	3.1
Long-term debt proceeds	1,470.7	163.3	—
Long-term debt payments	(1,077.9)	(228.1)	(29.5)
Change in short-term debt, net	(16.2)	(26.4)	7.2
Acquisition of treasury stock	—	—	(0.7)
Debt financing costs	(29.5)	(9.8)	—
Call premiums	(43.8)	—	—

Cash provided by (used in) financing activities	583.7	(94.6)	270.0

Effect of exchange rate changes on cash and cash equivalents	9.7	4.4	0.1

Net change in cash and cash equivalents	45.0	(36.3)	9.1
Cash and cash equivalents — beginning of year	38.8	75.1	66.0

Cash and cash equivalents — end of year	$83.8	$38.8	$75.1

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, net of refunds	$11.7	$15.6	$8.5

Interest	$93.1	$83.5	$92.2

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

AND OTHER COMPREHENSIVE INCOME (LOSS)

							Accumulated	Treasury Stock,
	Common Stock		Capital in	Shares	Shares To Be		Other	at Cost
			Excess of	Deposited	Distributed	Accumulated	Comprehensive
	Shares	Amount	Par Value	In Trust	From Trust	Deficit	Income (Loss)	Shares	Amount	Total

	(In millions, except share data)
Balance at January 1, 2001	40,132,296	$0.4	$326.0	$(30.1)	$30.1	$(571.9)	$(65.9)	15,907	$(0.3)	$(311.7)
Net income	—	—	—	—	—	16.4	—		—	16.4
Foreign currency translation adjustment	—	—	—	—	—	—	(10.1)	—	—	(10.1)
Unrealized investment gain	—	—	—	—	—	—	0.5	—	—	0.5
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(6.6)	—	—	(6.6)
Minimum pension liability	—	—	—	—	—	—	0.3	—	—	0.3
Subtotal-other comprehensive income
Proceeds from issuance of common stock, net	12,800,000	0.1	289.8	—	—	—	—	—	—	289.9
Proceeds from stock options	1,262,188	—	3.1	—	—	—	—	—	—	3.1
Tax benefit from stock options	—	—	8.7	—	—	—	—	—	—	8.7
Conversion of employee stock options to common stock	—	—	33.5	—	—	—	—	—	—	33.5
Acquisition of treasury stock	—	—	—	—	—	—	—	20,699	(0.7)	(0.7)
Trust activity	—	—	—	(20.5)	20.5	—	—	—	—	—

Balance at December 31, 2001	54,194,484	0.5	661.1	(50.6)	50.6	(555.5)	(81.8)	36,606	(1.0)	23.3
Net income	—	—	—	—	—	50.6	—	—	—	50.6
Foreign currency translation adjustment	—	—	—	—	—	—	48.8	—	—	48.8
Unrealized investment loss	—	—	—	—	—	—	(1.3)	—	—	(1.3)
Unrealized gain on cash flow hedges	—	—	—	—	—	—	1.3	—	—	1.3
Realization of losses on cash flow hedges	—	—	—	—	—	—	5.3	—	—	5.3
Minimum pension liability	—	—	—	—	—	—	(9.8)	—	—	(9.8)
Subtotal-other comprehensive income
Proceeds from stock options	481,029	—	6.4	—	—	—	—	—	—	6.4
Tax benefit from stock options	—	—	8.9	—	—	—	—	—	—	8.9
Trust activity	—	—	—	16.6	(16.6)	—	—	—	—	—

Balance at December 31, 2002	54,675,513	0.5	676.4	(34.0)	34.0	(504.9)	(37.5)	36,606	(1.0)	133.5
Net income	—	—	—	—	—	78.4	—	—	—	78.4
Foreign currency translation adjustment	—	—	—	—	—	—	69.2	—	—	69.2
Unrealized investment gain	—	—	—	—	—	—	0.7	—	—	0.7
Unrealized gain on cash flow hedges	—	—	—	—	—	—	0.5	—	—	0.5
Minimum pension liability	—	—	—	—	—	—	6.0	—	—	6.0
Unrealized gain on SERP	—	—	—	—	—	—	1.1	—	—	1.1
Subtotal-other comprehensive income
Proceeds from issuance of common stock, net	6,634,526	0.1	260.5	—	—	—	—	—	—	260.6
Exercise of stock options and warrants	1,908,044	—	19.8	—	—	—	—	—	—	19.8
Tax benefit from stock options	—	—	5.6	—	—	—	—	—	—	5.6
Acquisition of treasury stock	—	—	2.2	—	—	—	—	226,039	(2.2)	—
Trust activity	—	—	—	8.5	(8.5)	—	—	—	—	—

Balance at December 31, 2003	63,218,083	$0.6	$964.5	$(25.5)	$25.5	$(426.5)	$40.0	262,645	$(3.2)	$575.4

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Nature of Operations

      Fisher Scientific International Inc. (“Fisher” or “the Company”) was founded in 1902 and was incorporated as a Delaware Corporation in 1991. The Company’s operations are conducted throughout North and South America, Europe, the Far East, Australia, the Middle East and Africa directly or through one or more subsidiaries, joint ventures, agents or dealers. During 2003, the Company changed its business segments to reflect the way it currently manages its businesses and now reports financial results on the basis of the following three business segments:

1.	Scientific products and services segment, which provides products and services used for scientific-research, drug-discovery and drug-development applications. This segment manufactures and distributes a broad range of consumable supply products, scientific instruments and apparatus and safety products. In addition, this segment provides pharmaceutical services for clinical trials, contract manufacturing and a number of other value-added services.

2.	Healthcare products and services segment, which manufactures and distributes a wide array of diagnostic kits and reagents, consumable supplies and medical devices to hospitals, clinical laboratories and physicians’ offices. Additionally, this segment provides outsourced manufacturing services for diagnostic reagents, calibrators and controls to the healthcare and pharmaceutical industries.

3.	Laboratory workstations segment, which manufactures and sells laboratory furniture and fume hoods and provides lab-design services for pharmaceutical and biotechnology customers, colleges, universities and secondary schools, hospitals and reference labs.

      All segment information for the periods presented has been reclassified to conform to the new business segments.

Note 2 — Summary of Significant Accounting Policies

      Principles of Consolidation — The financial statements include the accounts of the Company and all majority and wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      Cash and Cash Equivalents — Cash and cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the date of acquisition. These investments are carried at cost, which approximates market value.

      Inventories — Inventories are valued at the lower of cost or market, cost being determined principally by the last-in, first-out (“LIFO”) method for a majority of domestic subsidiaries and by the first-in, first-out (“FIFO”) method for all other subsidiaries. The LIFO cost method is generally used for subsidiaries that have also elected LIFO cost for tax purposes. The company periodically reviews quantities of inventories on hand and compares these amounts to the expected use of each product or product line. The Company records a charge to cost of sales for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges, purchasing and receiving costs, and internal transfer costs, are included in the cost of sales line item within the statement of operations.

      Property, Plant and Equipment — Property, plant and equipment are recorded at cost. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation is eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation is generally based upon the following estimated useful lives: buildings and improvements 5 to 33 years; machinery, equipment and other 3 to 12 years. Depreciation is computed using the straight-line method.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Goodwill — Goodwill was amortized through December 31, 2001 for goodwill acquired in business combinations completed prior to June 30, 2001 using the straight-line method over periods ranging from 5 to 40 years. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires the use of a nonamortization approach to account for goodwill and indefinite-lived intangible assets and required the Company to perform an evaluation of whether goodwill and indefinite-lived intangible assets were impaired as of January 1, 2002, the effective date of SFAS 142 for the Company. Under the nonamortization approach, goodwill and indefinite-lived intangible assets are not amortized but instead are reviewed for impairment and written down with a resulting charge to the results of operations in the period in which the recorded value of goodwill and indefinite-lived intangible assets exceeds its fair value. In accordance with SFAS 142, the Company performed an initial test to evaluate whether goodwill and indefinite-lived intangible assets were impaired as of January 1, 2002 and determined goodwill was impaired — see Note 17 — “Change in Accounting Principle.” The Company performs its annual test for indications of impairment as of October 31 each year. The Company completed annual tests for impairment as of October 31, 2003 and 2002 and determined that goodwill and indefinite-lived intangible assets were not impaired.

      Intangible Assets — Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives, with periods ranging from 5 to 20 years. Intangible assets with an indefinite useful life are not amortized, but instead are reviewed for impairment.

      Deferred Financing Fees — Deferred financing fees of $24.9 million and $18.7 million at December 31, 2003 and 2002, respectively, are included in other assets and are amortized using the effective interest rate method over the term of the related debt. During 2003, 2002 and 2001, the Company recorded amortization expense for deferred financing fees of $3.9 million, $4.5 million, and $5.0 million, respectively. Upon retiring debt, unamortized deferred financing fees are recognized within other expense, net.

      Impairment of Long-Lived Assets — Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the quoted market price, if available, or the estimated undiscounted operating cash flows generated by those assets are less than the assets’ carrying value. Impairment losses are charged to the statement of operations for the difference between the fair value and carrying value of the asset. No impairment losses were recorded on long-lived assets in 2003 or 2002.

      Accounts Payable — The Company maintains a zero balance cash management system for its U.S. accounts payable. Accordingly, included in accounts payable at December 31, 2003 and 2002, are $64.0 million and $99.9 million of checks that did not clear the bank, respectively.

      Advertising — The Company expenses advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefit, generally two years. Direct-response advertising consists of catalog production and mailing costs and amortization begins on the date the catalogs are mailed. Advertising expense, which includes internal employment costs for marketing personnel and amortization of capitalized direct-response advertising, was $39.9 million, $37.5 million and $21.8 million for the three years ended December 31, 2003, 2002, and 2001, respectively. Included in advertising expense was catalog amortization of $14.3 million, $14.5 million, and $9.0 million for 2003, 2002 and 2001, respectively.

      Revenue Recognition — The Company records distribution revenue and manufactured product revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Risk of loss is generally transferred to the customer upon delivery. Products are typically delivered without significant post-sale obligations to customers. When significant post-sale obligations exist, revenue recognition is deferred until the obligations are satisfied. Provisions for discounts, warranties and rebates to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Pharmaceutical outsourcing

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

service revenues, which can consist of specialized packaging, warehousing and distribution of products, and arrangements with multiple elements, are recognized as each of the elements are provided. The Company recognizes revenue for each element based on the fair value of the element provided, which has been determined by referencing historical pricing policies when the element is sold separately. Other service revenue is recognized as the services are performed. Certain contracts associated with the Company’s laboratory workstation segment are recorded under the percentage-of-completion method of accounting. Changes in estimates to complete and revisions in overall profit estimates on percentage-of-completion contracts are recognized in the period in which they are determined.

      Research and Development — The Company expenses costs associated with the development of new products. Research and development expenses are charged to selling, general and administrative expenses and were $11.8 million, $7.7 million and $4.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Income Taxes — The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the asset and liability approach to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using exacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

      Stock-Based Compensation — The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. Had compensation cost for the Company’s stock option plans been determined based on the fair value at grant date, as prescribed by Statement of Financial Accounting Standard No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), the Company’s 2003, 2002 and 2001 net income and net income per share would have been as follows (in millions, except per share amounts):

	2003	2002	2001

Net income as reported	$78.4	$50.6	$16.4
Add: stock-based employee compensation expense included in reported net income, net of tax	—	—	21.1
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	19.2	9.1	8.5

Net income, pro forma	$59.2	$41.5	$29.0

Net income per common share
As reported:
Basic	$1.38	$0.93	$0.33

Diluted	$1.29	$0.87	$0.31

Pro forma
Basic	$1.04	$0.76	$0.59

Diluted	$0.98	$0.72	$0.55

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The fair value of the Company’s stock options included in the preceding pro forma amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Risk free interest rate	2.8%	3.8%	4.5%
Expected life of option	5 years	5 years	5 years
Volatility	41%	47%	51%
Expected divided yield	0%	0%	0%

      Foreign Currency Translation — Assets and liabilities of the Company’s foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are reported on the income statement line item corresponding with the transaction when recognized and were immaterial for all periods presented.

      Derivative Financial Instruments — The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. All derivatives, whether designated in hedging relations or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (“OCI”) and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.

      The nature of the Company’s business activities requires the management of various financial and market risks, including those related to changes in interest rates, foreign currency and commodity rates. The Company uses derivative financial instruments to mitigate or eliminate certain of those risks. The Company assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. The Company does not hold derivatives for trading purposes.

      The Company uses interest-rate swap and option agreements in order to manage its exposure to interest rate risk. These interest rate swaps are designated as cash flow hedges of the Company’s variable rate debt. During the three years ended December 31, 2003, no ineffectiveness was recognized in the results of operations on these hedges. Amounts accumulated in OCI are reclassified into earnings as interest is accrued on the hedge transactions. The amounts accumulated in OCI will fluctuate based on changes in the fair value of the Company’s derivatives at each reporting period.

      The Company enters into forward currency and option contracts to hedge exposure to fluctuations in foreign currency rates. For foreign currency contracts that are designated as hedges, changes in the fair value are recorded in OCI to the extent of hedge effectiveness and are subsequently recognized in the results of operations once the forecasted transactions are recognized. For forward currency contracts not designated as hedges, changes in fair value are recognized in other expense, net and are not material for each of the periods presented.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company enters into commodity swaps and option contracts to hedge exposure to fluctuations in commodity prices. For contracts that are designated as hedges, changes in the fair value are recorded in OCI to the extent of hedge effectiveness and are subsequently recognized in the results of operations once the forecasted transactions are recognized. For contracts not designated as hedges, changes in fair value are recognized in other expense, net and are not material for each of the periods presented.

      Other Comprehensive Income (Loss) — Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in other comprehensive income (loss), but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income (loss) is composed of unrealized gains and losses on available-for-sale securities, unrealized losses on cash flow hedges, minimum pension liability and foreign currency translation adjustments.

      Earnings per Share — Basic net income per share is computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period. Except where the result would be antidilutive, diluted net income per share is computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding, including potential common shares from the exercise of stock option and warrants using the treasury stock method.

      The following table sets forth basic and diluted net income per share computational data for the years ended December 31, 2003, 2002 and 2001 (in millions, except per share amounts):

	2003	2002	2001

Net income available to common shareholders	$78.4	$50.6	$16.4

Weighted average common shares outstanding used in computing basic net income per share	56.9	54.5	49.4
Common stock equivalents(a)	3.7	3.4	3.6

Weighted average common shares outstanding used in computing diluted net income per share	60.6	57.9	53.0

Basic net income per share	$1.38	$0.93	$0.33

Diluted net income per share	$1.29	$0.87	$0.31

(a)	The weighted average amount of outstanding antidilutive common stock options excluded from the computation of diluted net income per share was 0.2 million, 1.3 million and 0.9 million at December 31, 2003, 2002 and 2001, respectively.

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

Note 3 — Acquisitions

      During 2003, the Company acquired more than 99% of the outstanding stock of Perbio Science AB (“Perbio”), a Swedish public company in a public tender offer pursuant to the rules of the Stockholm Stock

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Exchange. The remaining equity of Perbio was acquired during the first quarter of 2004. Perbio manufactures and sells consumable tools for protein-related research and protein-based biopharma drug production, primarily to customers within the United States. The purchase price was approximately $689 million in cash plus assumed net debt of approximately $44 million. The Perbio acquisition was financed principally through the sale of $300 million principal amount of 2.50% convertible senior notes, the issuance and sale of $150 million principal amount of 8% senior subordinated notes and the borrowing of an additional $250 million of term loans under the Company’s senior credit facility. The BioResearch and Cell Culture divisions of Perbio have been included in the scientific products and services segment and the medical device division of Perbio has been included in the healthcare products and services segment from the date of acquisition.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Perbio acquisition at the date of the acquisition net of cash and debt acquired. The allocation of purchase price for Perbio has been made based upon management estimates and third-party valuations that have not been finalized and revisions may be necessary.

(in millions)
Current assets	$147.6
Property, plant and equipment	62.8
Intangible assets	117.8
Goodwill	477.9

Total assets acquired	806.1

Current liabilities	47.1
Other liabilities	26.3

Total liabilities assumed	73.4

Net assets acquired	$732.7

      The allocation of the Perbio purchase price resulted in an allocation to identifiable intangible assets of $117.8 million. The Company valued intangible assets related to trademarks, trade names, customer lists, supplier agreements and core technology. A majority of the intangible assets acquired relate to trademarks and trade names.

      The following unaudited pro forma financial information presents the results of operations as if the Perbio acquisition had occurred at the beginning of 2003 and 2002. The unaudited pro forma financial information is provided for information purposes only and does not purport to be indicative of the Company’s results of operations that would actually have been achieved had the Perbio acquisition been completed for the periods presented, or that may be achieved in the future (in millions, except per share amounts).

	2003	2002

Sales	$3,732.7	$3,446.9
Income before cumulative effect of accounting change, net of tax	76.2	94.0
Net income	76.2	47.9
Net income per common share:
Basic	$1.34	$0.88
Diluted	$1.26	$0.83

      In November 2002, the Company acquired Maybridge Chemical Holdings Limited (“Maybridge”) and Mimotopes Pty. Limited (“Mimotopes”.) Maybridge is a United Kingdom-based provider of organic compounds and combinatorial libraries for use in drug discovery. Mimotopes is an Australia-based manufacturer of custom peptides and peptide libraries used in conducting scientific research. These acquisitions had an

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

aggregate purchase price of $53.2 million and were funded with cash on hand. The results of Maybridge and Mimotopes have been included in our scientific products and services segment from their respective dates of acquisition.

      In July 2002, the Company acquired a Netherlands-based distributor operating under the names Retsch and Emergo. Retsch and Emergo are distributors of instruments, equipment and supplies to the scientific research and industrial markets. The net purchase price of $7.9 million was funded with cash on hand. The results of Retsch and Emergo have been included in the scientific products and services segment from the date of acquisition.

      In April 2002, the Company acquired an additional interest in Medical Analysis Systems, Inc. (“MAS”), increasing the Company’s existing ownership interest in MAS acquired in June 2001, to 91%. In September 2002, the Company caused MAS to merge with and into a wholly owned merger subsidiary of the Company. The results of MAS have been included in the healthcare products and services segment from the dates of acquisition.

Note 4 — Accounts Receivable

      The following is a summary of accounts receivable at December 31, 2003 and 2002 (in millions):

	2003	2002

Gross accounts receivable	$469.3	$393.6
Allowance for doubtful accounts	(36.6)	(35.6)

Accounts receivable, net	$432.7	$358.0

      In February 2003, the Company replaced its existing receivables securitization facility (“Receivables Securitization”) and entered into a $225 million facility which provides for the sale, on a revolving basis, of all of the accounts receivable of Fisher Scientific Company L.L.C., Cole-Parmer Instrument Company, Fisher Clinical Services Inc. and Fisher Hamilton L.L.C. to FSI Receivables Company LLC (“FSI”), a special purpose, bankruptcy remote indirect wholly owned subsidiary of the Company, which is consolidated. On the same date, FSI and the Company, as servicer, entered into a receivables transfer agreement with certain financial institutions that provides for the transfer on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount of $225 million. During 2003 and 2002, the Company collected and reinvested, on a revolving basis, approximately $57 million and $226 million of receivables, respectively. Due to the short-term nature of the receivables, the Company’s retained interest in the pool during the year is valued at historical cost which approximates fair value. The effective funded interest rate on the Receivables Securitization is approximately one month LIBOR plus a usage fee of 45 basis points. The unfunded annual commitment fee is 25 basis points. The Company recorded $0.9 million, $1.8 million and $3.8 million of losses on the sale of receivables as interest expense during the years ended December 31, 2003, 2002 and 2001, respectively. The full amount of the Receivables Securitization facility was available at December 31, 2003 and 2002.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5 — Inventories

      Inventories consisted of the following as of December 31, 2003 and 2002 (in millions):

	2003	2002

Raw materials	$64.2	$46.6
Work in process	22.6	10.6
Finished goods	268.6	210.6

Total	$355.4	$267.8

      The value of inventory maintained using the LIFO method was $141.4 million and $177.9 million, which was below estimated replacement cost by approximately $34.8 million and $33.6 million for the years ended December 31, 2003 and 2002, respectively. The value of inventory maintained using the FIFO method was $214.0 million and $89.9 million as of December 31, 2003 and 2002, respectively.

Note 6 — Other Current Assets

      The following is a summary of other current assets as of December 31, 2003 and 2002 (in millions):

	2003	2002

Deferred income taxes	$92.1	$70.6
Other	46.8	34.2

Total	$138.9	$104.8

Note 7 — Property, Plant and Equipment

      The following is a summary of property, plant and equipment by major class of asset as of December 31, 2003 and 2002 (in millions):

	2003	2002

Land, buildings and improvements	$324.5	$250.6
Machinery, equipment and other	383.8	297.1

Total	708.3	547.7
Accumulated depreciation	(267.4)	(215.0)

Property, plant and equipment, net	$440.9	$332.7

      Depreciation expense was $53.0 million, $47.0 million and $43.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8 — Goodwill and Other Intangible Assets

      The following is a reconciliation of changes in the carrying amounts of goodwill by segment for the year ended December 31, 2003 (in millions):

	Scientific	Healthcare
	Products and	Products and	Laboratory
	Services	Services	Workstations	Total

Balance as of December 31, 2002	$379.0	$76.1	$53.0	$508.1
Acquisitions(a)	447.4	33.5	—	480.9
Purchase price allocation adjustment(b)	(16.2)	—	—	(16.2)
Effect of foreign currency	34.1	—	—	34.1

Balance as of December 31, 2003	$844.3	$109.6	$53.0	$1,006.9

(a)	The allocation of the purchase price for Perbio has been made based upon management estimates and third-party valuations that have not been finalized. Accordingly, the allocation of the purchase price is preliminary and revisions may be necessary.

(b)	In March 2003, the Company finalized its third-party valuation of Maybridge. As a result, the Company recorded an adjustment of $16.2 million to the purchase price allocation for Maybridge reflecting an increase in the fair value of indefinite-lived intangible assets acquired with an offsetting decrease to goodwill.

      The following is a summary of other intangible assets subject to amortization at December 31, 2003 and 2002 (in millions):

	2003	2002

Customer lists (net of accumulated amortization of $7.5 million and $5.9 million at December 31, 2003 and 2002, respectively)	$19.7	$15.1
Non-compete agreements (net of accumulated amortization of $18.3 million and $15.4 million at December 31, 2003 and 2002, respectively)	3.2	5.8
Patents and tradenames (net of accumulated amortization of $9.9 million and $6.7 million at December 31, 2003 and 2002, respectively)	8.5	8.9
Other amortizable intangible assets (net of accumulated amortization of $13.6 million and $9.2 million at December 31, 2003 and 2002, respectively)	66.7	20.4

Amortizable intangible assets, net of accumulated amortization	$98.1	$50.2

      For the years ended December 31, 2003, 2002 and 2001, the Company recorded amortization expense of $12.1 million, $8.1 million and $6.8 million, respectively, related to other amortizable intangible assets.

      The estimated amortization expense for each of the five succeeding years and thereafter is as follows (in millions):

For the Year Ended December 31,
2004	$16.8
2005	14.0
2006	13.7
2007	13.1
2008	12.8
thereafter	27.7

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003 and 2002, the Company had indefinite-lived intangible assets in the scientific products and services segment of $130.8 million and $52.2 million, respectively. As of December 31, 2003 and 2002, the Company had indefinite-lived intangible assets in the healthcare products and services segment of $12.1 million and $9.3 million, respectively. Indefinite-lived intangible assets consist of tradenames acquired through the Company’s acquisitions of Cole-Parmer and MAS in 2001, Maybridge in 2002 and Perbio in 2003.

Note 9 — Accrued and Other Current Liabilities

      The following is a summary of accrued and other current liabilities as of December 31, 2003 and 2002 (in millions):

	2003	2002

Wages and benefits	$77.3	$60.5
Interest	16.4	28.1
Other	165.1	122.9

Total	$258.8	$211.5

Note 10 — Debt

      The following is a summary of debt obligations as of December 31, 2003 and 2002 (in millions):

	2003	2002

Term Facility	$440.0	$—
7 1/8% Notes due 2005 (net of a discount of $0.4 million at December 31, 2002)	0.4	149.6
2.50% Convertible Senior Notes due 2023 convertible at $47.46 per share	300.0	—
Other Debt	36.2	50.0
9% Senior Subordinated Notes due 2008 (net of a discount of $3.9 million at December 31, 2002)	—	596.1
8 1/8% Senior Subordinated Notes, due 2012 (includes $6.4 million of premiums at December 31, 2003)	310.4	150.0
8% Senior Subordinated Notes, due 2013 (includes $11.1 million of premiums at December 31, 2003)	311.1	—

Total debt	1,398.1	945.7
Less: short-term portion	(12.0)	(23.9)

Total long-term debt	$1,386.1	$921.8

      On February 14, 2003, the Company entered into a new credit facility that replaced the prior credit facility and on September 10, 2003 amended and restated this new credit facility (the “Original Credit Facility”) to provide for, among other things, an additional $250 million term loan facility. On December 3, 2003, the Company amended the Original Credit Facility to create a $440 million term loan facility (the “Tranche C Term Loan Facility”) to refinance the outstanding term loan facility at a lower interest rate, and to create an additional $15 million revolving credit commitment (the “New Revolving Credit Commitment”). As of December 31, 2003, the Credit Facility consists of (i) a $440 million Tranche C Term Loan Facility, (ii) a $190 million revolving credit facility, including the new Revolving Credit Commitment (the “Revolving Credit Facility”) and (iii) upon request, and subject to the fulfillment of certain conditions, an additional incremental term loan facility (the “Incremental Term Loan Facility”) of up to a maximum amount that

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

varies depending, among other things, on the level of the Company’s financial covenants and the amount of senior unsecured debt incurred by the Company since February 14, 2003.

      The loans under the Revolving Credit Facility bear interest at the Adjusted LIBO Rate plus a margin of between 2.25% and 3.00% per annum. The loans under the Tranche C Term Loan Facility bear interest at the Adjusted LIBO Rate plus a margin of between 1.75% and 2.0% per annum. The Company’s weighted-average borrowing rate for the Tranche C Term Loan Facility was 6.1% for the year ended December 31, 2003. Commitment fees are payable on the unborrowed amounts of the Revolving Credit Facility at a rate of between 0.375% and 0.50% per annum, depending on the Company’s Total Leverage Ratio, while such commitments remain outstanding. As of December 31, 2003, $161.8 million of borrowings were available under the Revolving Facility. The commitments under the Revolving Credit Facility expire, and the loans outstanding thereunder mature, on March 31, 2008. The Tranche C Term Loan Facility requires the Company to make quarterly repayments of principal equal to approximately $1.1 million from December 31, 2004 through March 31, 2009, and quarterly repayments of principal equal to approximately $105 million each quarter beginning June 30, 2009 through the maturity of the Tranche C Term Loan Facility on March 31, 2010. In April 2003, the Company entered into various pay-fixed interest rate swaps to hedge a portion of the variability of cash flows related to changes in interest rates on borrowings of variable rate debt obligations. The interest rate swaps have a total notional value of $200 million and expire at various dates between March 2008 and March 2010.

      On July 7, 2003, the Company sold $300 million principal amount of 2.50% convertible senior notes. Interest on the notes is payable on April 1 and October 1 of each year. The notes may be converted into shares of the Company’s common stock under the following circumstances: (1) if the closing sale price of the Company’s common stock for a required period of trading days was more than 120% of the current conversion price of the notes; (2) if on any date after October 1, 2028, the closing sale price of the Company’s common stock is more than 120% of the current conversion price of the notes, then note holders will have such conversion right at all times thereafter; (3) the Company has called the notes for redemption; (4) the Company distributes to all or substantially all holders of the Company’s common stock rights, options or warrants entitling them to purchase common stock at less than the closing sale price of the Company’s common stock on the day preceding the declaration for such distribution; (5) the Company distributes to all or substantially all holders of the Company’s common stock cash, assets, debt securities or capital stock, which distribution has a per share value as determined by the Company’s board of directors exceeding 10% of the closing sale price of the Company’s common stock on the day preceding the declaration for such distribution; or (6) during any period in which the credit rating of the notes assigned by Moody’s is Caa1 or lower and by Standard & Poor’s is CCC+ or lower, or neither Moody’s (or its successors) nor Standard & Poor’s (or it’s successors) continue to rate the notes. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. It is the Company’s current intention to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. The initial conversion rate is 21.0686 shares of common stock per each $1,000 principal amount of notes and is equivalent to an initial conversion price of $47.46 per share.

      On April 24, 2002, the Company issued and sold $150 million principal amount of 8 1/8% senior subordinated notes and on January 14, 2003 issued and sold another $200 million of such notes. Interest on the 8 1/8% senior subordinated notes is payable May 1 and November 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt, including debt under the Credit Facility and the 2.50% convertible senior notes. The notes rank equally in right of payment with other senior subordinated debt.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      On August 20, 2003, the Company issued and sold $150 million principal amount of 8% senior subordinated notes and on November 4, 2003 issued and sold another $150 million of such notes. Interest on the 8% senior subordinated notes is payable March 1 and September 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt, including debt under the Credit Facility and 2.50% convertible senior notes. The notes rank equally in right of payment with other senior subordinated debt.

      Proceeds from the 8 1/8% senior subordinated notes issued in January 2003 and the $400 million term loan facility entered into in February 2003 were used to refinance the Company’s 9% senior subordinated notes in February and March 2003. During 2003, the Company also retired $149.6 million principal amount of the 7 1/8% notes and $46 million of the 8 1/8% notes.

      Obligations of Fisher and the subsidiary borrowers under the Credit Facility are secured by substantially all assets of the Company and its material domestic subsidiaries. Obligations of Fisher and the subsidiary borrowers are further guaranteed by Fisher and each material domestic subsidiary of the Company. The Company’s debt obligations restrict, among other things, the ability of the Company and its subsidiaries to (a) incur debt, (b) pay dividends or make certain other restricted payments, (c) enter into mergers, acquisitions and other business combinations, (d) voluntarily prepay certain debt of the Company or its subsidiaries, and other various covenants that are customary for similar obligations. The Company is in compliance with all covenants at December 31, 2003.

      The following table summarizes the maturities of the Company’s indebtedness at December 31, 2003:

		8%	8 1/8%	2.50%
	7 1/8%	Subordinated	Subordinated	Convertible	Term
	Notes	Notes	Notes	Senior Notes	Facility	Other	Total

2004	$—	$—	$—	$—	$1.1	$10.9	$12.0
2005	0.4	—	—	—	4.5	5.1	10.0
2006	—	—	—	—	4.5	4.8	9.3
2007	—	—	—	—	4.5	0.9	5.4
2008	—	—	—	—	4.5	0.8	5.3
2009 and beyond	—	300.0	304.0	300.0	420.9	13.7	1,338.6

Total	$0.4	$300.0	$304.0	$300.0	$440.0	$36.2	$1,380.6

Note 11 — Fair Value of Financial Instruments

      The Company’s financial instruments consist primarily of cash and cash equivalents held at financial institutions, accounts receivable, accounts payable, short and long-term debt, interest rate swaps and forward foreign currency contracts. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The carrying amount and fair value of the Company’s long-term debt, forward foreign currency contracts and interest-rate swap agreements are as follows (in millions):

	2003		2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt:
Convertible debt	$300.0	$333.9	$—	$—
Other	1,086.1	1,131.1	921.8	959.5

Total long-term debt	$1,386.1	$1,465.0	$921.8	$959.5

Forward foreign currency contracts	$0.1	$0.1	$—	$—

Interest rate swap agreements	$0.8	$0.8	$—	$—

      The fair value of debt with variable rates approximates the net carrying value. The fair value of the long-term fixed rate debt was estimated based on current quotes from bond traders making a market in the debt instrument. The fair value of the forward foreign currency contracts was estimated based on what the Company would receive upon liquidation of the contracts, taking into account the change in currency exchange rates. The fair values of interest-rate swap agreements are the estimated amounts that the Company would pay or receive to terminate the agreements at the reporting date, taking into account current interest rates, the market expectation for future interest rates and the current creditworthiness of the Company.

      The Company also had off-balance-sheet standby letters of credit with notional amounts of $28.2 and $27.2 million with no unrealized gain or loss at December 31, 2003 and 2002, respectively.

      None of the Company’s financial instruments represents a concentration of credit risk as the Company deals with a variety of major banks worldwide, and its accounts receivable are spread among a number of customers and geographic areas.

Note 12 — Commitments and Contingencies

      The Company leases certain logistics, office, and manufacturing facilities. The following is a summary of annual future minimum lease and rental commitments under operating leases as of December 31, 2003 (in millions):

2004	$25.5
2005	20.3
2006	16.2
2007	14.4
2008	13.1
Thereafter	44.6

Net minimum lease payments	$134.1

      Rent expense included in the accompanying statement of operations was $23.6 million, $23.1 million, and $20.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      As of December 31, 2003, the Company had outstanding letters of credit outstanding totaling $28.2 million, which primarily represent guarantees issued to local banks in support of borrowings by foreign subsidiaries of the Company, guarantees with respect to various insurance activities and performance letters of credit issued in the normal course of business.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      There are various lawsuits and claims pending against the Company involving contract, product liability and other issues. In addition, the Company has assumed certain specified insurance liabilities, including liabilities related to an inactive insurance subsidiary, primarily related to certain historical businesses of its former parent. In view of the Company’s financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

      The Company is currently involved in various stages of investigation and remediation related to environmental protection matters. The Company cannot predict the potential costs related to environmental matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company’s responsibility. However, these costs could be material. The Company records accruals for environmental liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The Company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. The Company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters were $32.5 million and $31.0 million at December 31, 2003 and 2002, respectively.

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

Note 13 — Stockholders’ Equity

Preferred and Common Stock

      The preferred and common stock of the Company are each issuable in one or more series or classes, any or all of which may have such voting powers, full or limited, or no voting powers, and such designations, preferences and related participating, optional or other special rights and qualifications, limitations or restrictions thereof, as are set forth in the Restated Certificate of Incorporation of Fisher or any amendment thereto, or in the resolution or resolutions providing for the issue of such stock adopted by Fisher’s Board of Directors, which is expressly authorized to set such terms for any such issue. Under the Restated Certificate of Incorporation, the Company is authorized to issue up to 5,000,000,000 shares of common stock. As of December 31, 2002, the Company’s outstanding common stock included 2,436,601 of nonvoting shares, none were outstanding as of December 31, 2003. As of December 31, 2003 and 2002, respectively, there were warrants outstanding to purchase 1,653,585 and 2,583,315 shares of common stock at an exercise price of $9.65 per share. The change in the number of warrants outstanding is the result of the exercise of 929,730 warrants by certain equity investors in 2003. Such exercise was affected on a cashless basis resulting in the issuance of 703,691 shares of common stock.

      In September 2003, the Company issued and sold 6.6 million shares of common stock in a public offering at a price of $40.75 per share. The Company sold these shares under a “shelf” registration statement pursuant to which it may issue and sell up to $750 million of its debt and equity securities. Proceeds to the Company from the offering were approximately $261 million, net of underwriters discounts and offering costs.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In February 2002, certain of the Company’s stockholders sold 7.4 million shares of common stock in an underwritten public offering. The Company did not receive any of the proceeds from this offering.

      On May 9, 2001, the Company sold 12.8 million shares of common stock to the public at a price of $24.00 per share. An additional 1.0 million shares were sold by employees and other individuals from shares distributed from a rabbi trust set up in connection with the Company’s recapitalization in 1998. Proceeds to the Company from the offering was $289.9 million, net of underwriters’ discounts and offering costs. The Company did not receive any proceeds for the sale of shares by the selling stockholders.

Stock Plans

      Under the Company’s 2003 Equity and Incentive Plan (“2003 Plan”), the Company may grant up to 2,700,000 shares of common stock in the form of incentive stock options, non-qualified stock options, other stock based awards, including but not limited to restricted stock units or dividend payments. No more than 15% of the shares reserved for issuance shall be issued as restricted stock, restricted units or similar full share value awards. The aggregate awards granted during any fiscal year to any single individual shall not exceed either 1,100,000 shares subject to options or stock appreciation rights or 400,000 shares subject to other stock-based awards (other than stock appreciation rights). Options granted have a term of five or ten years and generally vest over three years. The exercise price of any options may not be granted at less than fair market value of the common stock on the date of the grant. As of December 31, 2003, 809,500 shares are available for grant.

      Under the Company’s 2001 Equity and Incentive Plan (“2001 Plan”), the Company may grant up to 8,000,000 shares of common stock in the form of incentive stock options, non-qualified stock options, other stock based awards, including but not limited to restricted stock units or dividend payments. No more than 3,000,000 shares of common stock may be awarded in respect to options, restricted stock, restricted stock units or other stock-based awards to any individual under the 2001 Plan. Options granted have a term of five or ten years and generally vest over three years. The exercise price of any option may not be granted at less than the fair market value of the common stock on the date of the grant. As of December 31, 2003, 1,624,503 shares are available for grant.

      Upon adoption of the 2001 Plan, the Company ceased granting awards under the 1998 Equity and Incentive Plan (“1998 Plan”). As of December 31, 2003, there were 3,285,840 shares outstanding under the 1998 Plan. Awards under the 1998 Plan were authorized to be made in the form of options (whether incentive or otherwise), stock appreciation rights, restricted stock, dividend equivalents and other stock based awards. Options granted under the 1998 Plan have a term of ten years and generally vest either over a three to five year period in equal installments, or in one installment nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or other factors. The Company also granted options to purchase 758,333 shares of common stock having a ten year term and vesting five to nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or unless “put” to the Company by the executive or “called” by the Company in accordance with the terms of the respective grant agreements. The total “put” and/or “call” rights are limited to $10.0 million plus interest and is recorded in other liabilities.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years then ended is presented in the following table:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(in 000’s)	Price	(in 000’s)	Price	(in 000’s)	Price

Outstanding at beginning of year	7,740	$19.73	7,587	$18.45	7,393	$15.68
Granted	4,883	34.49	1,065	28.93	3,253	26.38
Exercised	(978)	20.24	(481)	13.18	(309)	10.71
Canceled/ Expired/ Forfeited	(606)	27.93	(431)	27.26	(2,750)	21.08

Outstanding at end of year	11,039	$25.77	7,740	$19.73	7,587	$18.45

Exercisable at end of year	5,402	$18.65	4,461	$14.26	4,034	$11.54
Weighted average fair value of options granted		$13.96		$13.11		$13.16

      The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of Exercise Price	(in 000’s)	Contractual Life	Exercise Price	(in 000’s)	Exercise Price

$ 7.00 – $11.00	2,732	4.1	$9.50	2,732	$9.50
11.01 – 26.00	1,872	7.0	23.27	1,275	22.94
26.01 – 38.00	3,826	8.0	29.29	998	30.03
38.01 – 46.00	2,593	5.8	39.38	397	39.25
46.01 – 54.00	16	9.6	47.30	—	—

	11,039			5,402

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

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 14 — Other Expense, Net

      Other expense, net, consists of interest income on cash and cash equivalents and other non-operating income and expense items. Other expense, net, includes the following for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001

Call premiums	$43.8	$—	$—
Write-off of deferred financing fees	22.1	4.1	—
Acquisition-related foreign currency hedges	15.7	—	—
Fixed-swap unwind costs	—	7.1	—
Equity investments	—	—	6.0
Interest income and other	(3.9)	1.1	(4.7)

	$77.7	$12.3	$1.3

Note 15 — Income Taxes

      The domestic and foreign components of income before income taxes are as follows for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001

Domestic	$37.0	$88.9	$0.6
Foreign	59.1	52.6	29.7

Income before income taxes	$96.1	$141.5	$30.3

      The components of the income tax provision are as follows for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001

Current income tax expense:
Federal	$11.2	$0.5	$—
State	2.3	1.8	1.5
Foreign	4.7	6.4	12.7

Total current	18.2	8.7	14.2

Deferred income tax expense (benefit):
Federal	0.7	29.4	0.6
State	0.2	1.3	(0.3)
Foreign	(1.4)	5.4	(0.6)

Total deferred	(0.5)	36.1	(0.3)

Total income tax provision	$17.7	$44.8	$13.9

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A reconciliation of income tax expense at the U.S. statutory rate to the recorded income tax provision is as follows for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001

Taxes computed at statutory rate	$33.6	$49.5	$10.6
Foreign tax rate differential	(19.4)	(9.2)	(2.2)
Valuation allowance on foreign losses not tax benefitted	2.0	2.2	1.0
State income taxes, net of federal benefit	1.6	2.1	1.7
Nondeductible permanent items, net	0.7	1.4	2.8
Other	(0.8)	(1.2)	—

Income tax provision	$17.7	$44.8	$13.9

      The tax effects of temporary items that gave rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31, 2003 and 2002 (in millions):

	2003	2002

Deferred tax assets:
Postretirement benefit costs other than pension	$21.2	$22.8
Environmental accruals	11.2	10.6
Operating loss	91.4	68.0
Accrued employee benefits	19.9	23.8
Restructuring accruals	1.5	3.6
Charitable Loss	4.7	3.8
Reserves and other accruals	23.2	14.6
Inventory reserves	8.9	10.4
Allowance for doubtful accounts	8.0	9.3
Investments	7.7	7.6
Other items not deductible until paid	18.0	14.6

Gross deferred tax assets	215.7	189.1
Less valuation allowance	(42.7)	(36.2)

Total deferred tax assets	173.0	152.9

Deferred tax liabilities:
Goodwill and other intangibles	41.7	18.7
Property, plant and equipment	21.9	11.5
Pension	18.3	3.2
Other	16.7	10.6

Total deferred tax liabilities	98.6	44.0

Net deferred tax assets	$74.4	$108.9

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, the net deferred tax asset is classified on the balance sheet as $92.1 million of current deferred tax assets and $17.7 million of long-term deferred tax liabilities. At December 31, 2002, the net deferred tax asset is classified on the balance sheet as $70.6 million of current deferred tax assets and $38.3 million of long-term deferred tax assets. The Perbio acquisition resulted in an increase to deferred tax liabilities of $21.3 million primarily relating to intangible assets acquired.

      Deferred tax assets include the benefit of net operating loss carryforwards subject to appropriate valuation allowances. The Company evaluates the tax benefits of operating loss carryforwards on an ongoing basis taking into consideration such factors as the future reversals of existing taxable temporary differences, projected future operating results, the available carryforward period and other circumstances. At December 31, 2003, the Company had accumulated net operating loss carryforwards for tax purposes expiring as follows (in millions):

	Foreign	State	Federal

2004 – 2013	$17.0	$67.1	$—
2014 – 2023	—	158.8	106.7
No Expiration	129.0	—	—

Total	$146.0	$225.9	$106.7

      The valuation allowances at December 31, 2003 and 2002 predominantly represent allowances against foreign and state net operating losses which are not anticipated to result in future tax benefits.

      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $122.9 million at December 31, 2003. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company intends to periodically make distributions from its foreign subsidiaries to its U.S. parent. These distributions will only be made at such time that they are deemed to be tax efficient.

      The Company is currently under federal audit by the Internal Revenue Service for the taxable years 1999 through 2001. The Company believes that adequate provisions have been made with respect to the federal tax audit and the Company believes the resolution of such audits will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. There are no other significant domestic or foreign tax audits in process or pending.

Note 16 — Employee Benefit Plans

      The Company has defined benefit pension plans available to substantially all employees that are either fully paid for by the Company or provide for mandatory employee contributions as a condition of participation. Under the cash balance plan in the United States, a participating employee accumulates a cash balance account which is credited monthly with an allocation equal to 3.5% of compensation and interest. The Company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2003, the Company made voluntary contributions of approximately $30 million and $20 million, respectively, to the U.S. and international plans. The Company is not required to contribute to its pension plans in 2004.

      The Company also maintains a supplemental nonqualified executive retirement program for certain of its executives. The benefit obligation related to this program is included in the table below and is approximately $25 million and $20 million at December 31, 2003 and 2002, respectively. Assets set aside in a rabbi trust established for this program, that approximate the obligation, are included in other assets on our balance sheet.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company, generally at its own discretion, provides a postretirement healthcare program that is administered by the Company to employees who elect to and are eligible to participate. The Company funds a portion of the costs of this program on a self-insured and insured-premium basis and, for the years ended December 31, 2003, 2002 and 2001, made payments totaling $1.2 million, $1.7 million and $1.8 million, respectively.

      The changes in benefit obligations and plan assets under the defined benefit pension plans and accumulated benefit obligations were as follows at December 31, 2003 and 2002 (in millions):

			Other
			Postretirement
	Pension Benefits		Benefits

Change in Benefit Obligation	2003	2002	2003	2002

Benefit obligation at beginning of year	$293.8	$260.6	$25.1	$23.2
Service costs	12.6	10.9	0.4	0.4
Interest costs	19.0	17.7	1.6	1.6
Plan participants’ contribution	1.0	0.7	—	—
Actuarial (gain) loss	20.9	14.9	0.7	1.5
Benefits paid	(17.4)	(16.1)	(0.9)	(1.7)
Currency translation adjustment	13.7	5.1	1.3	0.1

Benefit obligation at end of year	$343.6	$293.8	$28.2	$25.1

	Pension Benefits

Change in Plan Assets	2003	2002

Fair value of plan assets at beginning of year	$249.7	$260.0
Actual return on plan assets	33.7	(21.1)
Employer contribution	50.6	22.3
Plan participants’ contribution	1.0	0.7
Benefits paid	(17.4)	(16.1)
Currency translation adjustment	11.6	3.9

Fair value of plan assets at end of year	$329.2	$249.7

      The funded status of the Company’s defined benefit pension and postretirement programs was as follows at December 31, 2003 and 2002 (in millions):

			Other
			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

Funded status	$(14.4)	$(44.1)	$(28.1)	$(25.1)
Unrecognized net actuarial (gain) loss	81.8	69.8	(22.1)	(24.8)
Unrecognized prior service costs	(3.5)	(4.1)	(4.7)	(6.9)
Unrecognized net transition obligation	0.4	0.3	—	—
Adjustment required to recognize minimum liability	(3.4)	(15.3)	—	—

Accrued benefit asset (liability)	$60.9	$6.6	$(54.9)	$(56.8)

Accumulated benefit obligation at the end of year included in the benefit obligation above	$316.2	$277.6

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Weighted-average assumptions used to determine the projected benefit obligations for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Discount rate	6.00%	6.75%	6.75%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%

      Weighted-average assumptions used to determine the net benefit cost (income) the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Discount rate	6.75%	6.75%	7.25%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.25%	8.75%	9.75%

      The overall expected long-term rate of return is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. The Company considers historical performance for the types of assets in which the plans invest, independent market forecasts and management estimates when developing the expected rate of return for each class of assets. The measurement date for our plans is October 31.

      The net periodic pension benefits cost (income) and postretirement healthcare benefit includes the following components for the years ended December 31, 2003, 2002 and 2001 (in millions):

				Other
	Pension Benefits			Postretirement Benefits

	2003	2002	2001	2003	2002	2001

Components of net periodic benefit (income) cost
Service cost	$12.6	$10.9	$10.7	$0.4	$0.4	$0.4
Interest cost	19.0	17.7	17.0	1.6	1.6	1.6
Expected return on plan assets	(25.1)	(24.0)	(25.6)	—	—	—
Amortization of unrecognized net (gain) loss	0.4	0.3	0.2	(2.3)	(2.1)	(2.2)
Amortization of unrecognized prior service benefit	(0.5)	(0.5)	(0.5)	(1.5)	(2.2)	(2.2)
Amortization of unrecognized net transition asset	(0.1)	(0.1)	(0.1)	—	—	—
Recognized net actuarial (gain) loss	0.7	0.1	(0.3)	—	0.1	0.6
Settlement/curtailment (gain) loss	1.3	(0.1)	(1.8)	—	—	—

Net periodic benefit cost (income)	$8.3	$4.3	$(0.4)	$(1.8)	$(2.2)	$(1.8)

      In 1993, the Company amended certain of its existing postretirement healthcare programs creating an unrecognized prior service benefit. The unrecognized prior service benefit is being amortized over approximately 13 years.

      The Company’s investment policy for its pension and postretirement plans is to balance risk and return through a diversified portfolio of U.S. equities, non-U.S. equities, fixed income securities and private equity investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company’s weighted-average asset allocations at October 31, 2003 and 2002 are as follows:

Asset Category	2003	2002

Equity securities	37%	40%
Debt securities	60%	57%
Real estate	3%	3%

Total	100%	100%

      The weighted-average asset allocations presented above are consistent with the Company’s asset allocation targets.

      A 7.25% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 2002 and beyond. A change in the assumed healthcare cost trend rate by 1 percentage point effective January 2003 would change the accumulated postretirement benefit obligation as of December 31, 2003 by approximately $0.8 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost (income) for the year ended December 31, 2003 by approximately $0.1 million.

      The Company also maintains a defined contribution savings and profit sharing plan (the “Plan”). Eligible employees are allowed to participate in the Plan immediately upon employment. Participants may elect to contribute between 1 percentage and 15 percentage of their annual compensation as defined in the Plan. The Company is obligated to contribute an amount equal to 25 percentage of each employee’s basic contribution, as defined, and may, at the discretion of the Company, contribute additional amounts. For the years ended December 31, 2003, 2002 and 2001, the Company’s contributions to the Plan were $4.8 million, $4.4 million, and $3.8 million, respectively.

Note 17 — Change in Accounting Principle

      During 2002, the Company completed its transitional assessment in accordance with SFAS 142 to determine if goodwill was impaired as of January 1, 2002. As a result the Company recorded a non-cash charge of $63.8 million ($46.1 million, net of tax) in our statement of operations reflecting the cumulative effect of the accounting change to adjust goodwill to its current fair-value. The scientific products and services segment and laboratory workstations segment accounted for $19.7 million and $44.1 million of the charge, respectively.

      The impairment charge in the scientific products and services segment related to certain of our smaller-market international distribution businesses where operating performance was lower than originally forecasted. The laboratory workstations segment is sensitive to changes in capital spending, and several of the markets to which the laboratory workstations segment sells, including the technology industry, experienced a significant economic slowdown causing a reduction in capital spending in those markets. As a result, sales growth was significantly less than originally forecasted, resulting in decreased profitability.

      SFAS 142 also requires that goodwill be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform the annual tests for indications of goodwill impairment as of October 31 each year. As of October 31, 2003 and 2002, there were no impairments of goodwill.

      In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The following is a reconciliation of net income, as reported, to net income and net income per

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

share for the years ended December 31, 2003, 2002, and 2001, excluding goodwill amortization (in millions, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net income as reported	$78.4	$50.6	$16.4
Goodwill amortization, net of tax	—	—	14.4

Net income, excluding goodwill amortization	$78.4	$50.6	$30.8

Basic earnings per share
Basic net income per share as reported	$1.38	$0.93	$0.33
Goodwill amortization	—	—	0.29

Basic net income per share, excluding goodwill amortization	$1.38	$0.93	$0.62

Diluted earnings per share
Diluted net income per share as reported	$1.29	$0.87	$0.31
Goodwill amortization	—	—	0.27

Diluted net income per share, excluding goodwill amortization	$1.29	$0.87	$0.58

Note 18 — Restructuring and Other Charges

      During 2001, the Company implemented restructuring plans (collectively the “2001 Restructuring Plan”) focused on the integration of certain international operations and acquisitions and a streamlining of the domestic operations, including the consolidation of office, warehouse and manufacturing facilities and the discontinuance of certain product lines. As a result of these actions, the Company recorded a restructuring charge of $27.0 million. The 2001 Restructuring Plan includes $18.3 million related to estimated employee separation costs and $8.7 million of other exit costs. The charge for employee separation arrangements relates to termination and other severance costs associated with 780 salaried and hourly employees. The other exit costs primarily represent lease-cancellation costs and costs associated with the discontinuance of certain product lines. The scientific products and services, healthcare products and services and laboratory workstations segments accounted for $15.9 million, $11.0 million and $0.1 million, respectively, of this charge. The Company also recorded a restructuring credit of $0.8 million for the reversal of certain costs accrued for restructuring plans recorded prior to 2001.

      During 2002, the Company recorded net restructuring credits of $2.2 million for the reversal for certain costs accrued for the 2001 Restructuring Plan. $2.0 million of the restructuring credits are primarily related to a reduction in estimated severance costs due to certain employees electing to voluntarily separate from the Company. The scientific products and services and healthcare products and services segments accounted for $2.1 million and $0.1 million of the restructuring credit, respectively.

      As of December 31, 2003, $2.2 million in accruals related to ongoing lease commitments are included on the balance sheet related to the 2001 Restructuring Plan. Total cash payments since the inception of the restructuring plan have amounted to $22.6 million, of which $16.3 million pertains to employee severance and $6.3 million pertains to other exit costs.

      In connection with the May 2001 stock offering, the Company accelerated the vesting of options to purchase approximately 2.3 million shares of common stock having an average exercise price of $20.85 per share. These options were then converted into the right to receive approximately 1.0 million shares of common stock, issued and deposited into a rabbi trust. The number of shares issued was determined by dividing the “spread” value of the option (the difference between the last reported sale price on March 30, 2001 of $35.44,

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the date of the transaction, and the exercise price of the option) by $35.44. As a result, the Company recorded a primarily non-cash compensation charge of $33.5 million in 2001.

Note 19 — Segment and Geographic Financial Information

      During 2003, the Company changed the way it reports segments to reflect the way the business is now managed. The Company reports financial results on the basis of three reportable segments: scientific products and services, healthcare products and services, and laboratory workstations.

      Selected business segment financial information for the years ended December 31, 2003, 2002 and 2001 is presented below (in millions):

	Sales			Income from Operations

	2003	2002	2001	2003	2002	2001

Scientific products and services	$2,501.0	$2,258.0	$1,973.8	$230.0	$206.2	$175.8
Healthcare products and services	877.2	806.7	746.6	35.7	25.2	24.2
Laboratory workstations	206.1	193.9	178.6	11.1	11.7	8.7
Eliminations	(19.9)	(20.2)	(19.0)	(0.1)	(0.2)	0.3

Segment sub-total	3,564.4	3,238.4	2,880.0	276.7	242.9	209.0
Restructuring and other charges (credits)	—	—	—	—	(2.2)	61.2
Inventory step-up	—	—	—	18.1	—	—
Goodwill amortization	—	—	—	—	—	16.7

Total	$3,564.4	$3,238.4	$2,880.0	$258.6	$245.1	$131.1

      Income from operations is revenue less related direct and allocated expenses. Intercompany sales and transfers between segments were not material for 2003, 2002 or 2001.

      In 2003, the Company recorded a charge of $18.1 million related to the step-up of Perbio’s inventory to its acquired fair value. In 2002, the Company recorded a restructuring credit of $2.2 million. The scientific products and services, healthcare products and services and laboratory workstations segments accounted for $16.2 million, $11.4 million and $0.1 million, respectively, of the 2001 restructuring and other charges (credits). In addition, the Company accelerated the vesting of common stock options and recorded a primarily non-cash compensation charge of $33.5 million in 2001 which is not allocated by segment.

      Total assets, capital expenditures and depreciation and amortization by segment for the years ended December 31, 2003, 2002 and 2001 are as follows (in millions):

							Depreciation and
	Assets			Capital Expenditures			Amortization

	2003	2002	2001	2003	2002	2001	2003	2002	2001

Scientific products and services	$2,387.8	$1,336.0	$1,261.5	$63.1	$32.3	$28.9	$67.2	$57.6	$56.3
Healthcare products and services	365.3	411.5	410.9	11.6	6.8	6.5	11.6	12.3	16.4
Laboratory workstations	106.3	123.9	166.8	5.5	4.8	4.7	4.0	5.0	9.3

Total	$2,859.4	$1,871.4	$1,839.2	$80.2	$43.9	$40.1	$82.8	$74.9	$82.0

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Sales outside the United States were approximately 20%, 18% and 19% of total sales in 2003, 2002 and 2001, respectively. No single foreign country accounted for more than 10% of sales during any of the three years ended December 31, 2003.

      Long lived assets and revenue by geographical area for the years ended December 31, 2003, 2002 and 2001 is as follows (in millions):

	Long-Lived Assets

	2003	2002

Long-lived assets by geographic area:
Domestic	$1,273.9	$617.8
International	414.9	334.7

Total	$1,688.8	$952.5

	Revenue

	2003	2002	2001

Revenue by geographic area:
Domestic	$2,917.4	$2,689.5	$2,363.0
International	696.3	584.6	532.0
Eliminations	(49.3)	(35.7)	(15.0)

Total	$3,564.4	$3,238.4	$2,880.0

Note 20 — Related Parties

      In 2003, the Company recorded a charge of $1.5 million to terminate the management agreement between the Company and Thomas H. Lee Company (“THL”) pursuant to which THL and certain of its affiliates provided consulting and management advisory services. This agreement was originally set to expire in 2005 and would have resulted in fees totaling $1.8 million being paid to THL for the period from the termination date through the end of the original term of the agreement.

      The Company is a party to a rental and service agreement with Latona Associates Inc. (which is controlled by a stockholder of the Company) under which the Company provides office space and certain building administrative services. The Company received $250,000 under the agreement for each of the three years ended December 31, 2003, 2002 and 2001. The Company made contributions of $0.8 million, $1.7 million and $0.7 million to the Winthrop Foundation (the “Foundation”) in 2003, 2002 and 2001, respectively. The Foundation is a charitable private foundation that makes charitable contributions on behalf of the Company and its employees and has common board members with the Company. The Company is not obligated to make future contributions to the Foundation.

Note 21 — Subsequent Events

      On February 11, 2004, the Company signed a definitive agreements to acquire Dharmacon, Inc. (“Dharmacon”) for $80 million in cash. Dharmacon focuses on RNA technology, including RNA interference (RNAi) and small interfering RNA (siRNA). RNA is a tool for life-science research that increases the efficiency of the drug discovery process.

      On March 1, 2004, the Company acquired Oxoid Group Holdings Limited (“Oxoid”) for $330 million. Oxoid is a United Kingdom-based manufacturer of microbiological culture media and other diagnostic products that test for bacterial contamination.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      On February 12, 2004, the Company amended its existing $225 million receivables securitization facility extending the facility’s maturity date to February 2005. All other material terms and conditions remained unchanged.

      In March 2004, the Company issued and sold $300 million principal amount of 3.25% convertible senior subordinated notes due March 1, 2024. These notes were issued under a “shelf” registration statement dated September 3, 2003.

Note 22 — Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which provides guidance on when to consolidate variable interest entities. In December 2003, the FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. The Company will adopt the provisions of FIN 46R immediately for entities created after December 31, 2003. For entities created prior to December 31, 2003, the Company will adopt FIN 46R in the first quarter of 2004, as required.

      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“SFAS 132(R)”). SFAS 132(R) increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. The new disclosure requirements required by SFAS 132(R) are effective for fiscal years ending after June 15, 2003.

      In December 2003, the FASB issued Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (the “Act”) (“FSP 106-1”). FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the Act. The election to defer accounting for the Act must be made before net periodic postretirement benefit costs for the period that includes that Act’s enactment are first included in reported financial information. The decision to defer the accounting for the Act is effective for the Company for the quarter ending March 31, 2004. The adoption of FSP No. FAS 106-1 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 23 — Unaudited Quarterly Financial Information

      The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol FSH. The following is a summary of quarterly financial information for 2003 and 2002 including the high and low closing sales prices of the stock as reported by the NYSE for each of the quarterly periods listed (in millions, except per share data):

	2003

	First	Second	Third	Fourth	Year

Sales	$833.4	$864.5	$890.0	$976.5	$3,564.4
Gross Profit(a)	218.5	227.8	239.0	254.2	939.5
Net income (loss)(b)	$(0.9)	$33.0	$27.7	$18.6	$78.4
Net income (loss) per common share:
Basic	$(0.02)	$0.60	$0.50	$0.30	$1.38
Diluted	$(0.02)	$0.57	$0.47	$0.28	$1.29
Market price:
High	$32.30	$35.47	$40.83	$42.24	$42.24
Low	$27.70	$26.19	$35.04	$38.48	$26.19

	2002

	First	Second	Third	Fourth	Year

Sales	$775.5	$809.9	$830.9	$822.1	$3,238.4
Gross profit	205.1	213.5	218.1	218.4	855.1
Income before cumulative effect of accounting change	19.8	20.1	29.9	26.9	96.7
Cumulative effect of accounting change, net of tax	(46.1)	—	—	—	(46.1)
Net income (loss)	$(26.3)	$20.1	$29.9	$26.9	$50.6
Basic income per common share before cumulative effect of accounting change	$0.37	$0.37	$0.55	$0.49	$1.77
Cumulative effect of accounting change	(0.84)	—	—	—	(0.84)

Basic net income per common share	$(0.47)	$0.37	$0.55	$0.49	$0.93

Diluted income per common share before cumulative effect of accounting change	$0.34	$0.35	$0.52	$0.46	$1.67
Cumulative effect of accounting change	(0.80)	—	—	—	(0.80)

Diluted net income per common share	$(0.46)	$0.35	$0.52	$0.46	$0.87

Market price:
High	$31.00	$32.95	$31.00	$31.72	$32.95
Low	$25.76	$26.48	$23.25	$27.20	$23.25

(a)	During 2003, the Company recorded a charge of $18.1 million related to the step-up of Perbio’s inventory to its acquired fair value.

(b)	During 2003, the Company recorded charges totaling $81.6 million, consisting of $15.7 million for options to hedge the foreign currency exposure related to the acquisition of Perbio and $65.9 million in call premiums and the write-off of financing fees costs associated with the retirement of debt.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s period SEC filings. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Directors. The information appearing in Fisher’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 7, 2004 (the “Proxy Statement”) under the caption “Nomination and Election of Directors” is incorporated herein by reference.

      Executive Officers. Information in answer to this Item appears under the caption “Executive Officers and Directors” in Item 1 of this Annual Report.

      Compliance with Section 16(a) of the Exchange Act. The information appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

      Code of Ethics. The information set forth under the caption “Board of Directors, Committee Meetings and Executive Sessions” in the Proxy Statement for its Annual Meeting of Shareholders is hereby incorporated by reference.

Item 11.	Executive Compensation

      The information appearing in the Proxy Statement under the caption “Compensation of Executive Officers” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information appearing in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information appearing in the Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information set forth under the caption “Audit Fees” in the Proxy Statement for its Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1) Financial Statements. See Index to Financial Statements at Item 8 herein.

(2) Schedules. Financial statement schedules are listed under Item 15(d) in this Annual Report.

(3) Exhibits. Exhibits 10.1 through 10.19 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

Exhibit
No.	Description

3.01	Amended and Restated Certificate of Incorporation of the registrant, as amended. Incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.
3.02	Certificate of Designation of Non-Voting Stock of the registrant. Incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K filed on March 31, 1999.
3.03	Certificate of Designation of Series B Non-Voting Common Stock. Incorporated by reference to Exhibit 3.4 to the registrant’s Annual Report on Form 10-K filed on March 31, 1999.
3.04	Bylaws of the registrant. Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-44400) filed on August 24, 2000.
3.05	Certificate of Correction to the Restated Certificate of Incorporation of Fisher Scientific International Inc. Incorporated by reference to Exhibit 3.6 to the registrant’s Annual Report on Form 10-K filed on March 28, 2002.
3.06	Certificate of Amendment of Restated Certificate of Incorporation of Fisher Scientific International Inc. Included in an exhibit to the Company’s Registration Statement on Form S-3 (Registration no. 333-108448), dated September 3, 2003, and incorporated herein by reference.
4.01	Form of Senior Indenture. Included in an exhibit to the Company’s Registration Statement on Form S-3 (Registration no. 333-108448), dated September 3, 2003, and incorporated herein by reference.
4.02	Form of Subordinated Indenture. Included in an exhibit to the Company’s Registration Statement on Form S-3 (Registration no. 333-108448), dated September 3, 2003, and incorporated herein by reference.
4.03	Form of Junior Subordinated Indenture. Included in an exhibit to the Company’s Registration Statement on Form S-3 (Registration no. 333-108448), dated September 3, 2003, and incorporated herein by reference.
4.04	Specimen Certificate of Common Stock, $.01 par value per share, of the Company. Incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K filed on March 28, 2002.
4.05	Certificate of Designation of Non-Voting Stock (see Exhibit 3.02).
4.06	Certificate of Designation of Series B Non-Voting Common Stock (see Exhibit 3.03).
4.07	Senior Debt Securities Indenture dated as of December 18, 1995 between the Company and Mellon Bank, N.A., as Trustee. Included as an exhibit to the Company’s Registration Statement on Form S-3 (Registration no. 333-99884) filed with the Securities and Exchange Commission on November 30, 1995 and incorporated herein by reference.
4.08	Indenture dated as of April 24, 2002 between Fisher and J.P. Morgan Trust Company, National Association, as Trustee, relating to the 8 1/8 percent Senior Subordinated Notes due 2012. Incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-88362) filed on May 15, 2002.

Exhibit
No.	Description

4.09	Supplemental Indenture No. 1 dated as of March 7, 2003 between the registrant and J.P. Morgan Trust Company, National Association. Incorporated by reference to Exhibit 4.7 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on April 7, 2003.
4.10	Form of 8 1/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.08).
4.11	Indenture, dated as of July 7, 2003, by and between Fisher Scientific International Inc. and J.P. Morgan Trust Company, National Association, as Trustee. Incorporated by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on July 10, 2003.
4.12	Form of 2.50% senior convertible note due 2023 (included in Exhibit 4.11).
4.13	Supplemental Indenture No. 1, dated as of March 3, 2004, by and between Fisher Scientific International Inc. and J.P. Morgan Trust Company, National Association, as Trustee. Incorporated by reference to the registrant’s Form 8-K filed on March 5, 2004.
4.14	Form of 3.25% convertible senior subordinated note due 2024 (included in Exhibit 4.13).
4.15	Registration Rights Agreement, dated as of July 7, 2003, among Fisher Scientific International Inc. and Goldman, Sachs & Co. Incorporated by reference to Exhibit 4.12 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on July 10, 2003.
4.16	Indenture, dated as of August 20, 2003, between Fisher Scientific International Inc. and J.P. Morgan Trust Company, National Association, as Trustee relating to the 8% Senior Subordinated Notes due 2013. Included in an exhibit to the Company’s Registration Statement on Form S-3 (Registration no. 333-108448), dated September 3, 2003, and incorporated herein by reference.
4.17	Form of 8% Senior Subordinated Note due 2013 (included in Exhibit 4.16).
4.18	Form of Global Security (Senior Debt) (included in Exhibit 4.01).
4.19	Form of Global Security (Subordinated Debt) (included in Exhibit 4.02).
4.20	Form of Global Security (Junior Subordinated Debt) (included in Exhibit 4.03).
10.01	Amended and Restated Employment Agreement, dated as of December 31, 2003, between the Company and Paul M. Montrone. Incorporated by reference to Exhibit 10.01 to the Company’s Registration Statement on Form S-3 (Registration no. 333-110038) filed on January 6, 2004.
10.02	Amended and Restated Employment Agreement, dated as of December 31, 2003, between the Company and Paul M. Meister. Incorporated by reference to Exhibit 10.02 to the Company’s Registration Statement on Form S-3 (Registration no. 333-110038) filed on January 6, 2004.
10.03	Amendment to Employment Agreement, dated as of December 31, 2003, between the Company and David T. Della Penta. Incorporated by reference to Exhibit 10.03 to the Company’s Registration Statement on Form S-3 (Registration no. 333-110038) filed on January 6, 2004.
10.04	Fisher Scientific International Inc. Retirement Plan. Included in an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 24, 1993 and incorporated herein by reference.
10.05	Fisher Scientific International Inc. Savings and Profit Sharing Plan. Included in an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 24, 1993 and incorporated herein by reference.
10.06	Fisher Scientific International Inc. Incentive Compensation Plan, as amended and restated effective as of January 1, 2002. Included as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit
No.	Description

10.07	Restricted Unit Plan for Non-Employee Directors of Fisher Scientific International Inc. Included in an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 24, 1993 and incorporated herein by reference.
10.08	Fisher Scientific International Inc. Deferred Compensation Plan for Non-Employee Directors. Included in an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 24, 1993 and incorporated herein by reference.
10.09	Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. Included in an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 24, 1993 and incorporated herein by reference.
10.10	Fisher Scientific International Inc. Long-Term Incentive Plan. Included in an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 24, 1993 and incorporated herein by reference.
10.11	Fisher Scientific International Inc. 1998 Equity and Incentive Plan. Included as an exhibit to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-42777) filed with the Securities and Exchange Commission on February 2, 1998 and incorporated herein by reference.
10.12	Amended and Restated Credit Agreement, dated as of September 10, 2003, among Fisher Scientific International Inc., Fisher Scientific Company L.L.C., The Lenders Party thereto and JPMorgan Chase Bank, as Administrative Agent. Included as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on September 18, 2003, incorporated herein by reference.
10.13	First Amendment to Amended and Restated Credit Agreement, dated December 3, 2003, among Fisher Scientific International Inc., Fisher Scientific Company L.L.C., the lenders party thereto, JP Morgan Chase Bank, as resigning administrative agent, and Deutsche Bank AG, as successor administrative agent. Included as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 3, 2003 and incorporated herein by reference.
10.14	Second Amendment to Amended and Restated Credit Agreement, dated as of February 25, 2004, among Fisher Scientific International Inc., Fisher Scientific Company L.L.C., the financial institutions listed on the signature page thereof, Deutsche Bank AG, New York Branch, as administrative agent, Deutsche Bank Securities Inc., as Joint Lead-Arranger and Credit Suisse First Boston, and Bank of America N.A., as Syndication agents. Included as an exhibit to the Registration Statement on Form S-4 (Registration No. 333-113225) filed with the Securities and Exchange Commission on March 2, 2004 and incorporated herein by reference.
10.15	Guarantee and Collateral Agreement dated as of February 14, 2003, among Fisher Scientific International Inc., Fisher Scientific Company L.L.C., certain other subsidiaries of Fisher Scientific International Inc. and JPMorgan Chase Bank, as Collateral Agent. Incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on April 7, 2003.
10.16	Collateral Sharing Agreement, dated as of February 14, 2003, among Fisher Scientific International Inc., Fisher Scientific Company L.L.C., certain other Subsidiaries of the Company party hereto and JPMorgan Chase Bank, as Collateral Agent. Incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on April 7, 2003.

Exhibit
No.	Description

10.17	Receivables Transfer Agreement dated as of February 14, 2003 among FSI Receivables Company LLC, as Transferor, Fisher Scientific International Inc., as Servicer, Blue Ridge Asset Funding Corporation, Wachovia Bank, National Association, Liberty Street Funding Corp., The Bank of Nova Scotia, and Wachovia Bank, National Association, as Administrative Agent. Included as an exhibit to the Company’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on April 7, 2003.
10.18	First Amendment to Receivables Transfer Agreement, dated as of February 12, 2004, among FSI Receivables Company LLC, as Transferor, Fisher Scientific International Inc., as Servicer, Blue Ridge Asset Funding Corporation, Liberty Street Funding Corp., Wachovia Bank, National Association, The Bank of Nova Scotia, and Wachovia Bank, National Association, as Administrative Agent. Included as an exhibit to the Registration Statement on Form S-4 (Registration No. 333-113225) filed with the Securities and Exchange Commission on March 2, 2004 and incorporated herein by reference.
10.19	Amended and Restated Receivables Purchase Agreement dated as of February 14, 2003 among Cole-Parmer Instrument Company, Fisher Clinical Services Inc., Fisher Hamilton L.L.C, and Fisher Scientific Company L.L.C., as Originators, Fisher Scientific International Inc., as Originator Agent and FSI Receivables Company LLC, as Buyer. Incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on April 7, 2003.
12.01	Statement re computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges. Incorporated by reference to Exhibit 12.1 to the Company’s Registration Statement on Form S-3 (Registration no. 333-110038) filed on January 6, 2004.
21.01	List of Subsidiaries of the registrant.
23.01	Consent of Deloitte & Touche LLP.
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K: The Company filed the following Current Reports on Form 8-K during the last quarter of the period covered by this report.

•	Our current report on Form 8-K, filed with the SEC on October 1, 2003;

•	Our current report on Form 8-K, filed with the SEC on October 3, 2003;

•	Two current reports on Form 8-K, disclosing information under items 5 and 7, filed with the SEC on October 21, 2003;

•	Our current report on Form 8-K, disclosing information under items 9 and 12, filed with the SEC on October 30, 2003;

•	Our current report on Form 8-K/ A, filed with the SEC on November 14, 2003; and

•	Our current report on Form 8-K, filed with the SEC on December 9, 2003.

      (c) Exhibits. The following exhibits are filed with this annual report:

21.01	—	List of Subsidiaries of the Registrant.
23.01	—	Consent of Deloitte & Touche LLP.
31.01	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (d) Financial Statement Schedule.

SCHEDULE II

Valuation and Qualifying Accounts and Reserves

for the Three Years Ended December 31, 2003 (in millions):

	Balance at	Charged to	Charged to	Deduction	Balance
	Beginning	Costs and	Other	and	at End
	of Period	Expenses	Accounts	Write-offs	of Period

Allowance for doubtful accounts
December 31, 2001	$35.0	$2.9	$1.4	$(4.5)	$34.8
December 31, 2002	34.8	5.6	—	(4.8)	35.6
December 31, 2003	35.6	4.9	0.6	(4.5)	36.6

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISHER SCIENTIFIC INTERNATIONAL INC.

By:	/s/ TODD M. DUCHENE

Todd M. DuChene
Vice President, General Counsel and Secretary

Date: March 11, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ PAUL M. MONTRONE Paul M. Montrone	Chief Executive Officer and Director (Principal Executive Officer)

/s/ PAUL M. MEISTER Paul M. Meister	Director

/s/ KEVIN P. CLARK Kevin P. Clark	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ANTHONY J. DINOVI Anthony J. DiNovi	Director

/s/ MICHAEL D. DINGMAN Michael D. Dingman	Director

/s/ CHARLES A. SANDERS Charles A. Sanders, M.D.	Director

/s/ SCOTT M. SPERLING Scott M. Sperling	Director

/s/ W. CLAYTON STEPHENS W. Clayton Stephens	Director