Form 10-Q
period 2004-03-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2004-05-07
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

or
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

      The number of shares of Common Stock outstanding at April 26, 2004 was 64,016,513.

FISHER SCIENTIFIC INTERNATIONAL INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

FISHER SCIENTIFIC INTERNATIONAL INC.

Part 1 — FINANCIAL INFORMATION

Item 1 —	Financial Statements

INTRODUCTION TO THE FINANCIAL STATEMENTS

      The financial statements included herein have been prepared by Fisher Scientific International Inc. (“Fisher”, the “Company” or “we”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 balance sheet is the balance sheet included in the audited financial statements as shown in the Company’s 2003 Annual Report on Form 10-K. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

      The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

Sales	$1,011.0	$833.4
Cost of sales	735.2	614.9
Selling, general and administrative expense	207.5	157.7

Income from operations	68.3	60.8
Interest expense	22.0	22.3
Other (income) expense, net	(0.7)	44.4

Income (loss) before income taxes	47.0	(5.9)
Income tax provision (benefit)	12.4	(5.0)

Net income (loss)	$34.6	$(0.9)

Net income (loss) per common share:
Basic	$0.54	$(0.02)

Diluted	$0.51	$(0.02)

Weighted average common shares outstanding:
Basic	63.6	54.7

Diluted	68.2	54.7

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

BALANCE SHEET
(In millions, except share data)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56.4	$83.8
Accounts receivable, net	490.3	432.7
Inventories	377.3	355.4
Other current assets	148.7	138.9

Total current assets	1,072.7	1,010.8
Property, plant and equipment	470.2	440.9
Goodwill	1,262.8	1,006.9
Intangible assets	287.6	241.0
Other assets	168.3	159.8

Total assets	$3,261.6	$2,859.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$9.2	$12.0
Accounts payable	414.9	377.7
Accrued and other current liabilities	280.3	258.8

Total current liabilities	704.4	648.5
Long-term debt	1,634.2	1,386.1
Other liabilities	295.6	249.4

Total liabilities	2,634.2	2,284.0

Commitments and contingencies:

Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 64,189,980 and 63,218,083 shares issued; and 63,927,335 and 62,955,438 shares outstanding at March 31, 2004 and December 31, 2003, respectively)	0.6	0.6
Capital in excess of par value	993.7	964.5
Accumulated deficit	(391.9)	(426.5)
Accumulated other comprehensive income	28.2	40.0
Treasury stock, at cost (262,645 shares at March 31, 2004 and December 31, 2003)	(3.2)	(3.2)

Total stockholders’ equity	627.4	575.4

Total liabilities and stockholders’ equity	$3,261.6	$2,859.4

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net income (loss)	$34.6	$(0.9)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	24.1	19.5
Deferred income taxes	3.6	(8.1)
Call premiums and deferred finance charges	—	45.7
Other noncash expenses	—	0.5
Changes in working capital
Accounts receivable, net	(15.4)	(15.4)
Inventories	12.4	(11.2)
Accounts payable	12.5	51.6
Other assets	(2.0)	(11.0)
Other liabilities	(3.8)	(14.9)

Cash provided by operating activities	66.0	55.8

Cash flows from investing activities:
Acquisitions, net of cash acquired	(331.2)	—
Capital expenditures	(13.1)	(13.7)
Other investments	(4.1)	0.9
Proceeds from sale of property, plant and equipment	—	0.2

Cash used in investing activities	(348.4)	(12.6)

Cash flows from financing activities:
Long-term debt payments	(80.2)	(609.1)
Long-term debt proceeds	330.3	608.0
Change in short-term debt, net	(4.0)	(12.6)
Proceeds from stock options exercised	18.2	0.3
Deferred financing costs	(8.8)	(9.8)
Proceeds from accounts receivable securitization, net	—	10.0
Call premiums	—	(27.3)

Cash provided by (used in) financing activities	255.5	(40.5)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	2.3

Net change in cash and cash equivalents	(27.4)	5.0
Cash and cash equivalents — beginning of period	83.8	38.8

Cash and cash equivalents — end of period	$56.4	$43.8

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(In millions, except share data)
(Unaudited)

			Capital in		Shares		Accumulated
	Common Stock		Excess of	Shares	To Be		Other	Treasury Stock			Other
			Par	Deposited	Distributed	Accumulated	Comprehensive				Comprehensive
	Shares	Amount	Value	In Trust	From Trust	Deficit	Income	Shares	Amount	Total	Income

Balance at January 1, 2004	63,218,083	$0.6	$964.5	$(25.5)	$25.5	$(426.5)	$40.0	262,645	$(3.2)	$575.4
Net income	—	—	—	—	—	34.6	—	—	—	34.6	$34.6
Foreign currency translation adjustment	—	—	—	—	—	—	(8.7)	—	—	(8.7)	(8.7)
Unrealized investment gains	—	—	—	—	—	—	0.2	—	—	0.2	0.2
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(3.3)	—	—	(3.3)	(3.3)

Subtotal — other comprehensive income											$22.8

Proceeds from stock options	971,897	—	18.2	—	—	—	—	—	—	18.2
Tax benefit from stock options	—	—	11.0	—	—	—	—	—	—	11.0
Trust activity	—	—		1.2	(1.2)	—	—	—	—	—

Balance at March 31, 2004	64,189,980	$0.6	$993.7	$(24.3)	$24.3	$(391.9)	$28.2	262,645	$(3.2)	$627.4

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Formation and Background

      Fisher Scientific International Inc. (“Fisher” or the “Company”) was founded in 1902 and was incorporated as a Delaware Corporation in 1991. The Company’s operations are conducted throughout North and South America, Europe, the Far East, Australia, the Middle East and Africa directly or through one or more subsidiaries, joint ventures, agents or dealers. The Company reports results on the basis of three reportable segments: scientific products and services, healthcare products and services, and laboratory workstations.

1. Scientific products and services segment provides products and services used for scientific-research, drug-discovery and drug-development applications. This segment manufactures and distributes a broad range of consumable supply products, scientific instruments and apparatus and safety products. In addition, this segment provides pharmaceutical services for clinical trials, contract manufacturing, custom chemical synthesis and a number of other value-added services.

2. Healthcare products and services segment manufactures and distributes a wide array of diagnostic kits and reagents, consumable supplies, and medical devices to hospitals, clinical laboratories, and physicians’ offices. Additionally, this segment provides outsourced manufacturing services for diagnostic reagents, calibrators and controls to the healthcare and pharmaceutical industries.

3. Laboratory workstations segment manufactures and sells laboratory furniture and fume hoods and provides lab-design services for pharmaceutical and biotechnology customers, colleges, universities and secondary schools, hospitals and reference labs.

      On March 17, 2004, the Company announced that the boards of directors of Fisher and Apogent Technologies, Inc. (“Apogent”) unanimously approved a definitive merger agreement to combine the two companies. Under the terms of the merger agreement, as amended on April 16, 2004, Apogent shareholders will receive 0.56 shares of Fisher common stock for each share of Apogent common stock owned resulting in a $3.7 billion transaction. Apogent designs, manufactures and sells life-science and laboratory products essential for scientific research and healthcare diagnostics. The merger is subject to approval by the shareholders of both Fisher and Apogent, as well as customary regulatory approvals, and there can be no assurance that the transaction will be consummated.

Note 2 —	Acquisitions

      In the first quarter of 2004, the Company acquired the remaining outstanding stock of Perbio Science AB (“Perbio”), a Swedish public company, in a public tender offer pursuant to the rules of the Stockholm Stock Exchange, resulting in the Company owning 100% of Perbio. Perbio manufactures and sells consumable tools for protein-related research and protein-based biopharma drug production, primarily to customers within the United States. The total purchase price was approximately $695 million in cash plus assumed net debt of approximately $44 million and was financed principally through the sale of $300 million principal amount of 2.50% convertible senior notes, the issuance and sale of $150 million principal amount of 8% senior subordinated notes and the borrowing of an additional $250 million of term loans under the Company’s senior credit facility. The cell culture and bioresearch divisions of Perbio have been included in the scientific products and services segment and the medical device division of Perbio has been included in the healthcare products and services segment from the date of acquisition.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Perbio acquisition on September 8, 2003, the date of the acquisition, net of cash and debt acquired. The allocation of the purchase price for Perbio has been made based upon management estimates and third-party valuations that have not been finalized and revisions may be necessary.

(In millions)
Current Assets	$147.6
Property, plant and equipment	62.8
Intangible assets	117.8
Goodwill	484.0

Total assets acquired	812.2

Current liabilities	47.1
Other liabilities	26.3

Total liabilities assumed	73.4

Net assets acquired	$738.8

      The allocation of the Perbio purchase price resulted in an allocation to identifiable intangible assets of $117.8 million. The Company valued intangible assets related to trademarks, trade names, customer lists, supplier agreements and core technology. A majority of the intangible assets acquired relate to trademarks and trade names.

      The following unaudited pro forma financial information presents the results of operations as if the Perbio acquisition had occurred at the beginning of 2003. The unaudited pro forma financial information is provided for information purposes only and does not purport to be indicative of the Company’s results of operations that would actually have been achieved had the acquisition been completed for the period presented, or that may be achieved in the future (in millions, except per share amounts).

Three Months Ended
March 31, 2003

Sales	$891.6
Net income	$(3.5)
Net income per common share:
Basic	$(0.06)
Diluted	$(0.06)

      On March 1, 2004, the Company acquired Oxoid Group Holdings Limited (“Oxoid”). Oxoid is a United Kingdom-based manufacturer of microbiological culture media and other diagnostic products that test for bacterial contamination. The purchase price was approximately $330 million and was funded through the sale of an initial $300 million principal amount of 3.25% convertible senior notes and borrowings under the Company’s accounts receivable securitization facility and revolving credit facilities. The results of Oxoid have been included in the scientific products and services segment from the date of acquisition.

      The following unaudited pro forma financial information presents the results of operations as if the Oxoid acquisition had occurred at the beginning of 2003. The unaudited pro forma financial information is provided for information purposes only and does not purport to be indicative of the Company’s results of operations that

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

would actually have been achieved had the acquisition been completed for the period presented, or that may be achieved in the future (in millions, except per share amounts).

	Three Months Ended
	March 31,

	2004	2003

Sales	$1,040.6	$870.6
Net income	$35.8	$0.6
Net income per common share:
Basic	$0.56	$0.01
Diluted	$0.52	$0.01

Note 3 —	Inventories

      The following is a summary of inventories by major category (in millions):

	March 31,	December 31,
	2004	2003

Raw materials	$71.3	$64.2
Work in process	28.4	22.6
Finished products	277.6	268.6

Total	$377.3	$355.4

Note 4 —	Goodwill and Other Intangible Assets

      The following is a reconciliation of changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2004 (in millions):

	Scientific	Healthcare
	Products and	Products and	Laboratory
	Services	Services	Workstations	Total

Balance as of December 31, 2003	$844.3	$109.6	$53.0	$1,006.9
Acquisitions(a)	257.8	0.4	—	258.2
Effect of foreign currency change	(2.3)	—	—	(2.3)

Balance as of March 31, 2004	$1,099.8	$110.0	$53.0	$1,262.8

(a)	The allocation of the purchase price for the Oxoid and Perbio acquisitions have been made based upon management estimates and third-party valuations that have not been finalized. Accordingly, the purchase price allocations are preliminary and revisions may be necessary.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following is a summary of other intangible assets that are subject to amortization (in millions):

	March 31,	December 31,
	2004	2003

Customer lists (net of accumulated amortization of $7.9 million and $7.5 million at March 31, 2004 and December 31, 2003, respectively)	$19.3	$19.7
Non-compete agreements (net of accumulated amortization of $19.0 million and $18.3 million at March 31, 2004 and December 31, 2003, respectively)	2.5	3.2
Patents and tradenames (net of accumulated amortization of $10.8 million and $9.9 million at March 31, 2004 and December 31, 2003, respectively)	18.1	8.5
Other amortizable intangible assets (net of accumulated amortization of $16.7 million and $13.6 million at March 31, 2004 and December 31, 2003, respectively)	104.3	66.7

Amortizable other intangible assets, net of accumulated amortization	$144.2	$98.1

      For the three months ended March 31, 2004 and 2003, the Company recorded amortization expense of $4.1 million and $2.0 million, respectively, related to amortizable other intangible assets.

      The estimated amortization expense for each of the five succeeding years and thereafter is as follows (in millions):

For the Year Ended December 31,

2004(a)	$16.8
2005	$19.6
2006	$19.3
2007	$18.6
2008	$18.5
Thereafter	$51.4

(a)	Amount represents estimated amortization expense for the remaining nine months ending December 31, 2004.

      As of March 31, 2004 and December 31, 2003, the Company had indefinite-lived intangible assets in the scientific products and services segment of $131.3 million and $130.8 million, respectively. As of March 31, 2004 and December 31, 2003, the Company had indefinite-lived intangible assets in the healthcare products and services segment of $12.1 million. Indefinite-lived intangible assets consist of tradenames acquired through the Company’s acquisitions of Cole-Parmer and MAS in 2001, Maybridge in 2002 and Perbio in 2003.

Note 5 —	Accounts Payable

      The Company maintains a zero-balance cash management system for its U.S. accounts payable. Accordingly, included in accounts payable at March 31, 2004 and December 31, 2003, are approximately $87.6 million and $64.0 million, respectively, of checks that did not clear the bank.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 6 —	Debt

      The following is a summary of debt obligations as of March 31, 2004 and December 31, 2003 (in millions):

	March 31,	December 31,
	2004	2003

Term Facility	$360.0	$440.0
7 1/8% Notes due 2005	0.4	0.4
2.50% Convertible Senior Notes due 2023 convertible at $47.46 per share	300.0	300.0
Other Debt	31.8	36.2
3.25% Convertible Senior Subordinated Notes due 2024 convertible at $80.40 per share	330.0	—
8 1/8% Senior Subordinated Notes due 2012 (includes $6.3 million and $6.4 million of premiums at March 31, 2004 and December 31, 2003, respectively)	310.3	310.4
8% Senior Subordinated Notes due 2013 (includes $10.9 million and $11.1 million of premiums at March 31, 2004 and December 31, 2003, respectively)	310.9	311.1

Total debt	1,643.4	1,398.1
Less: short-term portion	(9.2)	(12.0)

Total long-term debt	$1,634.2	$1,386.1

      On February 12, 2004, the Company amended its existing $225 million receivables securitization facility extending the facility’s maturity date to February 2005. All other material terms and conditions remain unchanged from the receivables securitization facility entered into in February 2003.

      On March 3, 2004, the Company sold $300 million principal amount of its 3.25% convertible senior subordinated notes due 2023 and, on March 23, 2004, sold an additional $30 million principal amount of these notes due to the exercise of the over-allotment option by the initial purchaser of the notes. These notes are due March 1, 2024 and were sold under a “shelf” registration statement dated September 3, 2003. Interest on the notes is payable on March 1 and September 1 of each year. The notes may be converted into shares of the Company’s common stock under the following circumstances: (1) note holders may convert their notes in a conversion period on any date on or prior to March 1, 2019, if the closing sale price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the first days of such conversion period was more than 120% of the then-current conversion price of the notes; (2) if, on any date after March 1, 2019, the closing sale price of the Company’s common stock is more than 120% of the then current conversion price of the notes, then note holders will have such conversion right at all times thereafter; (3) the Company has called the notes for redemption; (4) the Company distributes to all or substantially all holders of the Company’s common stock rights, options or warrants entitling them to purchase common stock at less than the closing sale price of the Company’s common stock on the day preceding the declaration for such distribution; (5) the Company distributes to all or substantially all holders of the Company’s common stock cash, assets, debt securities or capital stock, which distribution has a per share value as determined by the Company’s board of directors exceeding 10% of the closing sale price of the Company’s common stock on the day preceding the declaration for such distribution; or (6) during any period in which the credit rating of the notes assigned by Moody’s is Caa2 or lower and by Standard & Poor’s is CCC or lower, or neither Moody’s (or its successors) nor Standard & Poor’s (or its successors) continue to rate the

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

notes. Note holders may also convert their notes into shares of the Company’s common stock for the five business day period after any five consecutive trading day period in which the average trading price for the notes was less than 97% of the average conversion value for the notes during that period. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. It is the Company’s current intention to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. The initial conversion rate is 12.4378 shares of common stock per each $1,000 principal amount of notes. This is equivalent to an initial conversion price of $80.40 per share.

      Once the notes become convertible, the dilutive effect of the convertible notes may be reflected in diluted EPS by application of the treasury stock method. By application of the treasury stock method, 1.1 million and 0.7 million shares would be included in the weighted average common shares outstanding used in computing diluted net income per share at a contingent conversion price of $56.95 and $80.40 for the 2.50% convertible senior notes and the 3.25% convertible senior subordinated notes, respectively.

Note 7 —	Employee Benefit Plans

      The Company has defined benefit pension plans available to substantially all employees that are either fully paid for by the Company or provide for mandatory employee contributions as a condition of participation. The Company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During the quarter ended March 31, 2003, the Company made a voluntary contribution of $10 million to the U.S. plans. No contributions to the pension plans were required during the quarter ended March 31, 2004, and the Company does not currently expect to be required to contribute to its pension plans for the remainder of 2004.

      The net periodic pension benefit cost (income) and postretirement healthcare benefit cost (income) includes the following components for the three months ended March 31, 2004 and 2003 (in millions):

			Other
			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Components of net periodic benefit (income) cost
Service cost	$3.7	$3.2	$0.1	$0.1
Interest cost	5.4	4.8	0.4	0.4
Expected return on plan assets	(7.2)	(6.2)	—	—
Amortization of unrecognized net (gain) loss	0.1	0.1	(0.4)	(0.6)
Amortization of unrecognized prior service benefit	0.3	(0.1)	(0.6)	(0.4)
Amortization of unrecognized net transition asset	—	—	—	—
Recognized net actuarial (gain) loss	0.2	—	—	—
Settlement/curtailment (gain) loss	0.4	0.3	—	—

Net periodic benefit (income) cost	$2.9	$2.1	$(0.5)	$(0.5)

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 8 —	Earnings Per Share

      The following table sets forth basic and diluted earnings per share computational data for the three months ended March 31, 2004 and 2003 (in millions):

	Three Months
	Ended March 31,

	2004	2003

Net income (loss) as reported to common shareholders	$34.6	$(0.9)
Weighted average common shares outstanding used in computing basic net income (loss) per common share	63.6	54.7
Common stock equivalents(a)	4.6	—

Weighted average common shares outstanding used in computing diluted net income (loss) per common share	68.2	54.7

Basic net income (loss) per common share	$0.54	$(0.02)
Diluted net income (loss) per common share	$0.51	$(0.02)

(a)	The weighted average amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income (loss) per common share was 0.4 million and 1.4 million as of March 31, 2004 and 2003, respectively.

The Company has $300 million of 2.50% convertible senior notes and $330 million of 3.25% convertible senior subordinated notes outstanding as of March 31, 2004. Upon conversion, the Company has the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock. The notes are not yet convertible. Once the notes become convertible, the dilutive effect of the convertible notes may be reflected in diluted EPS by application of the treasury stock method. By application of the treasury stock method, 1.1 million and 0.7 million shares would be included in the weighted average common shares outstanding used in computing diluted net income per share at a contingent conversion price of $56.95 and $80.40 for our $300 million 2.50% convertible senior notes due 2023 and our $330 million 3.25% senior subordinated notes due 2024, respectively.

Note 9 —	Stock-Based Compensation

      The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of FASB Statement No. 123 (“SFAS No. 148”); therefore, no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under the Company’s stock plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income (loss) and net

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

income (loss) per common share would have approximated the pro forma amounts indicated below (in millions, except per share amounts):

	Three Months
	Ended March 31,

	2004	2003

Net income (loss), as reported	$34.6	$(0.9)
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(7.3)	(5.2)

Net income (loss), pro forma	$27.3	$(6.1)

Net income (loss) per common share
As reported:
Basic	$0.54	$(0.02)
Diluted	$0.51	$(0.02)
Pro forma:
Basic	$0.43	$(0.11)
Diluted	$0.40	$(0.11)

      The fair value of the Company’s stock options included in the preceding pro forma amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	March 31,

	2004	2003

Risk-free interest rate	3.0%	2.8%
Expected life of option	5 years	5 years
Volatility	41%	46%
Expected dividend yield	0%	0%

Note 10 —	Segment Information

      The Company reports financial results on the basis of three reportable segments: scientific products and services, healthcare products and services and laboratory workstations. Selected segment financial information for the three months ended March 31, 2004 and 2003 is presented below (in millions):

			Income from
	Sales		Operations
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,

	2004	2003	2004	2003

Scientific products and services	$742.0	$572.2	$66.6	$48.5
Healthcare products and services	235.4	216.0	12.1	9.8
Laboratory workstations	38.4	49.9	(0.2)	2.6
Eliminations	(4.8)	(4.7)	—	(0.1)

Segment subtotal	1,011.0	833.4	78.5	60.8
Inventory step-up	—	—	(10.2)	—

Total	$1,011.0	$833.4	$68.3	$60.8

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Income from operations is revenue less related costs and direct and allocated expenses. Intercompany sales and transfers between segments were not material for the three months ended March 31, 2004 and 2003.

      In 2004, the Company recorded a charge of $10.2 million related to the step-up of Oxoid’s and Perbio’s inventory to its acquired fair value.

Note 11 —	Other (Income) Expense, Net

      Included in other (income) expense, net, during the three months ended March 31, 2004 is $1.7 million of dividend income from an investment in preferred stock partially offset by $1.2 million for the write-off of deferred financing fees associated with the repayment of bank debt. During the three months ended March 31, 2003, in connection with our debt refinancing, we recorded a charge of $45.6 million consisting of $27.3 million of call premiums and $18.3 million for the write-off of deferred financing fees, which were partially offset by $1.4 million of dividend income from an investment in preferred stock.

Note 12 —	Recent Accounting Pronouncements

      In April 2004, the FASB issued Staff Position No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP 129-1”). FSP 129-1 requires additional quantitative and qualitative disclosure regarding the nature of the contingency and the potential impact of contingently convertible securities.

      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“SFAS 132(R)”). SFAS 132(R) increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. Disclosures regarding foreign plans and estimated future benefit payments will be provided by the Company in its annual financial statements for the year ended December 31, 2004.

      In December 2003, the FASB issued Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (the “Act”) (“FSP 106-1”). FSP 106-1 permits a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the Act. The election to defer accounting for the Act must be made before net periodic postretirement benefit costs for the period that includes that Act’s enactment are first included in reported financial information. In accordance with FSP 106-1, the Company elected to defer the accounting for the Act until final guidance is issued by the Financial Accounting Standards Board. The adoption of this staff position upon final guidance is not anticipated to have a material effect on the Company’s financial position or results of operations.

Note 13 —	Subsequent Events

      On April 1, 2004, the Company acquired Dharmacon, Inc. (“Dharmacon”) for approximately $80 million in cash. Dharmacon focuses on RNA technology, including RNA interference (“RNAi”) and small interfering RNA (“siRNA”). RNA is a tool for life-science research that increases the efficiency of the drug discovery process.

      On April 16, 2004, the Company exchanged $150 million of its privately-placed 8% senior subordinated notes due 2013 with SEC-registered $150 million 8% senior subordinated notes due 2013.

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-Q may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to be correct. Certain factors that might cause such a difference include those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Factors Regarding Forward-Looking Statements” contained in our Form 10-K for the year ended December 31, 2003. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in the report might not occur.

Overview

      Sales in the first quarter of 2004 increased by approximately 21%. Approximately 3 percentage points of this growth is attributable to the effect of foreign currency translation, approximately 10 percentage points is related to our acquisitions of Perbio and Oxoid, with the remainder organic. Included in income from operations for the first quarter of 2004 is a charge of $10.2 million related to the step-up of inventory to its acquired fair value for the Oxoid and Perbio acquisitions. Excluding this charge, income from operations increased approximately 29% to $78.5 million, or 7.8% of sales, compared with $60.8 million, or 7.3% of sales, in the comparable period of 2003. We generated approximately $66 million in cash from operations during the quarter ended March 31, 2004 compared to approximately $56 million in the corresponding period of 2003.

      On March 17, 2004, we announced that the boards of directors of Fisher and Apogent unanimously approved a definitive merger agreement to combine the two companies (the “Merger”). Apogent designs, manufactures and sells laboratory and life-science products essential for healthcare diagnostics and scientific research. This Merger will result in several benefits to Fisher, including the expansion of our life-sciences footprint, strengthening of our biopharma-production and diagnostic-reagents offerings, enhancement of our worldwide distribution and supply network, and improve our operating margins, earnings growth and operating cash flow.

      Fisher is currently negotiating with various institutional lenders as to the terms of a new multi-year credit facility that will provide both a term and revolving facility. We expect to enter into this new credit facility contemporaneously with the consummation of the merger. This new credit facility will replace our existing credit facility and we will use a portion of the proceeds of the new credit facility to replace the existing Apogent credit facility. The remainder of the new credit facility will be available for general corporate purposes and working capital.

      In March 2004, we acquired Oxoid, a manufacturer of microbiological culture media and other diagnostic products that test for bacterial contamination. More recently, in April 2004, we completed our acquisition of Dharmacon, a manufacturer of RNA tools used in life-science research that increase the efficiency of the drug-discovery process. These acquisitions expand our life-sciences footprint and we expect that as a result of these acquisitions, revenues from our higher-margin portfolio of proprietary products will increase to approximately 50% of 2004 revenues, thereby enhancing our operating margins and increasing our earnings growth.

Results of Operations

Sales

      The following table presents sales and sales growth by reportable segment for the three months ended March 31, 2004 and 2003 (dollars in millions):

	2004		2003

		Sales		Sales
	Sales	Growth	Sales	Growth

Scientific products and services	$742.0	29.7%	$572.2	5.8%
Healthcare products and services	235.4	9.0%	216.0	9.5%
Laboratory workstations	38.4	(23.0)%	49.9	17.1%
Eliminations	(4.8)		(4.7)

Total	$1,011.0	21.3%	$833.4	7.5%

      Sales growth rates for the three months ended March 31, 2004 and 2003 were favorably impacted by foreign exchange translation of $27.5 million and $18.7 million, respectively. Acquisitions accounted for approximately 10 percentage points and 1 percentage point, respectively, of the sales growth rates for the three months ended March 31, 2004 and 2003. Our organic growth rate excluding the impact of foreign exchange translation during the three months ended March 31, 2004 improved to approximately 8% from approximately 4% in the comparable period of 2003. For the three months ended March 31, 2004, our organic growth rate was favorably impacted by increased sales to our pharmaceutical customers and international customers, improvements in sales to our U.S. biotechnology customers and continued demand for clinical laboratory and safety-related products, partially offset by an expected decline in sales in our laboratory workstations segment.

      Scientific Products and Services. Sales growth rates for the three months ended March 31, 2004 and 2003 were favorably impacted by foreign exchange translation of $26.5 million and $18.7 million, respectively. Acquisitions accounted for approximately 13 percentage points and 2 percentage points, respectively, of the sales growth rates for the three months ended March 31, 2004 and 2003, excluding the effect of foreign currency translation. The effect of acquisitions in 2004 is primarily attributable to the acquisitions of Oxoid in March 2004 and Perbio’s cell culture and bioresearch divisions in September 2003. Our organic growth rate, excluding the impact of foreign currency translation, for the three months ended March 31, 2004 improved to approximately 12% from approximately 1% in the comparable period of 2003. The increase in our organic growth rate in 2004 was attributable to increased sales to our pharmaceutical and academic customers and increased demand for safety-related products. Additionally, sales to our international research customers grew 2.5% versus a decline in sales a year ago.

      Healthcare Products and Services. Sales growth for the three months ended March 31, 2004 was primarily due to an increase in demand for clinical laboratory products and the acquisition of the Perbio medical devices business. The acquisition of the Perbio medical devices business accounted for approximately 4 percentage points of the sales growth during the three months ended March 31, 2004. Sales growth was strong in both hospitals and reference labs. The effect of foreign exchange is not significant to our healthcare products and services segment as sales are primarily to customers within the U.S.

      Laboratory Workstations. As expected, the sales growth rate decreased for the three months ended March 31, 2004, due to the timing of projects. Our backlog increased to $114 million at March 31, 2004 versus $109 million at March 31, 2003. Our backlog has increased compared to year-end, but the timing of projects is more weighted to the back half of this year and into next year.

Income from Operations

      The following table presents income from operations and income from operations as a percentage of sales by reportable segment for the three months ended March 31, 2004 and 2003 (dollars in millions):

			Income from
			Operations as
	Income from		a Percentage
	Operations		of Sales

	2004	2003	2004	2003

Scientific products and services	$66.6	$48.5	9.0%	8.5%
Healthcare products and services	12.1	9.8	5.1%	4.5%
Laboratory workstations	(0.2)	2.6	(0.5)%	5.2%
Eliminations	—	(0.1)
Segment subtotal	78.5	60.8	7.8%	7.3%

Inventory step-up	(10.2)	—

Total	$68.3	$60.8	6.8%	7.3%

      Included in income from operations for the three months ended March 31, 2004 are charges of $10.2 million related to the step-up of inventory to its acquired fair value for the Oxoid and Perbio acquisitions. Excluding these charges, income from operations as a percentage of sales was 7.8%. The increase in income from operations as a percentage of sales is attributable to our acquisitions of Oxoid and Perbio.

      Scientific Products and Services. The increase in income from operations as a percentage of sales for the three months ended March 31, 2004 was attributable to our acquisitions of Oxoid and the Perbio cell culture and bioresearch divisions as well as from improvements in our organic operating margins.

      Healthcare Products and Services. The increase in income from operations as a percentage of sales for the three months ended March 31, 2004 was primarily attributable to the acquisition of Perbio’s medical device division.

      Laboratory Workstations. The decrease in income from operations as a percentage of sales for the three months ended March 31, 2004 was in line with our expectations and was attributable to lower sales in 2004 versus 2003 as a result of the timing of projects.

Interest Expense

      Interest expense for the three months ended March 31, 2004 was $22.0 million, a decrease of $0.3 million from the comparable period in 2003. The decrease in interest expense is attributable to an overall decrease in borrowing costs on our outstanding debt, partially offset by an increase in our total debt balance as compared to the prior period.

Other (Income) Expense, Net

      Included in other (income) expense, net, during the three months ended March 31, 2004 is $1.7 million of dividend income from an investment in preferred stock partially offset by $1.2 million for the write-off of deferred financing fees associated with the repayment of bank debt. During the three months ended March 31, 2003, in connection with our debt refinancing, we recorded a charge of $45.6 million consisting of $27.3 million of call premiums and $18.3 million for the write-off of deferred financing fees, which were partially offset by $1.4 million of dividend income from an investment in preferred stock.

Income Tax Provision

      Our effective tax rate for the three months ended March 31, 2004 was 28%, down from 30% for the corresponding period in 2003, and reflects the ongoing implementation of tax planning initiatives. The overall tax provision of $12.4 million, or 26.4%, includes a tax benefit on nonrecurring charges associated with the Perbio and Oxoid acquisitions.

Liquidity and Capital Resources

      During the three months ended March 31, 2004, cash generated from operating activities was $66.0 million compared with $55.8 million for the comparable period in 2003. The increase in cash from operations in 2004 was related to an increase in net income, continued improvements in working capital management and $10 million in contributions to our pension plans in the first quarter of 2003 that did not repeat in 2004. For the remainder of 2004, we anticipate an increase in net income and improvements in working capital management to continue to improve cash generated from operating activities.

      During the three months ended March 31, 2004, we used $348.4 million of cash for investing activities compared with $12.6 million for the comparable period in 2003. The increase in cash used in investing activities is primarily attributable to the acquisition of Oxoid in March 2004 and capital spending associated with Perbio facility expansions.

      During the three months ended March 31, 2004, financing activities generated $255.5 million of cash compared with using $40.5 million of cash for the comparable period in 2003. During the first quarter of 2004 we completed the following financing transactions:

•	On February 12, 2004, we amended our existing $225 million receivables securitization facility extending the facility’s maturity date to February 2005. All other material terms and conditions under the receivables securitization facility remained unchanged.

•	On March 3, 2004, we sold $300 million of our 3.25% convertible senior subordinated notes due 2024 and on March 23, 2004 sold an additional $30 million principal amount upon exercise of the over allotment option by the initial purchasers of the notes. These notes were issued pursuant to our registration statement on Form S-3 filed with the SEC on September 15, 2003, under which we can issue up to $750 million of debt and equity securities. In connection with the sale of the 3.25% convertible senior notes, we paid approximately $7.8 million in financing fees.

•	On March 31, 2004, we retired $80 million of bank debt outstanding under our term loan facility reducing the outstanding balance to $360 million.

      As of March 31, 2004, we had the ability to borrow an aggregate of $388.7 million under our accounts receivable securitization facility and revolving credit facility.

      In April 2003, the Company entered into various pay-fixed interest rate swaps to hedge a portion of the variability of cash flows related to changes in interest rates on borrowings of variable rate debt obligations. The interest rate swaps have a notional value of $200 million and expire at various dates between March 2008 and March 2010.

      The following table summarizes maturities for our significant financial obligations as of March 31, 2004 (in millions):

	Payments Due by Period

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Debt, including short-term debt(a)	$1,624.7	$8.5	$13.6	$9.4	$1,593.2
Capital lease obligations	1.6	0.8	0.8	—	—
Operating leases	146.0	28.6	42.5	31.2	43.7
Unconditional purchase obligations(b)	1.3	0.9	0.4	—	—
Other long-term liabilities reflected on the balance sheet(c)	14.1	—	6.8	3.3	4.0

Total Contractual Obligations	$1,787.7	$38.8	$64.1	$43.9	$1,640.9

(a)	Amounts represent the expected cash payments for our debt and do not include any unamortized discounts or premiums and deferred issuance costs.

(b)	Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty.

(c)	Includes only long-term liabilities where both the timing and amount of payment streams are known.

      In addition to the contractual obligations noted above, the Company has outstanding standby letters of credit totaling $26.3 million expiring over the next year.

      We expect to satisfy our short-term funding requirements from free operating cash flow, together with cash and cash equivalents on hand or available through our Credit Facility. A change in demand for the Company’s goods and services, while unlikely, would reduce free operating cash flow available to fund our operations. If such a decrease in demand were significant and free operating cash flow were reduced significantly, we could utilize the Receivables Securitization facility (see “Item 8 — Financial Statements and Supplementary Data — Note 21 Subsequent Events” in the Company’s Form 10-K for the year ended December 31, 2003) to the extent that we have qualified receivables to sell through the facility. We believe that these funding sources are sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. We may seek to raise additional funds from public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisition of businesses or products. There can be no assurance that additional funds will be available at all or that, if available, will be obtained at terms favorable to us. Additional financing could also be dilutive.

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to revenue recognition, environmental liabilities, goodwill impairment, pension plans, convertible debt impact on earnings per share, and stock-based compensation. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for the Company’s critical accounting policies.

      Convertible Notes — we have $630 million of convertible notes outstanding. The notes may be converted into shares of our common stock (unless earlier redeemed or repurchased by us) under various circumstances. The conversion events are discussed in more detail under “Description of Indebtedness” included in “Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Once the notes become convertible, the dilutive effect of the convertible notes may be reflected in diluted EPS by application of the treasury stock method. By application of the treasury stock method, 1.1 million and 0.7 million shares would be included in the weighted average common shares outstanding used in computing diluted net income per share at a contingent conversion price of $56.95 and $80.40 for our $300 million 2.50% convertible senior notes due 2023 and our $330 million 3.25% convertible senior subordinated notes due 2024, respectively.

      Stock Options — we measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) defines a fair value method of accounting for an employee stock option or similar equity instrument. We determine the fair value of our stock options using the Black-Scholes option-pricing model. Compensation expense as prescribed by SFAS 123 would have been 22%, dilutive to our diluted net income per share for the three months ended March 31, 2004. Compensation expense for stock options is anticipated to be approximately 16% dilutive to our diluted net income per share for the year ending December 31, 2004. Excluding the charges related to the step-up in inventory to its acquired fair value for the acquisitions, the dilutive effect of expensing stock options is 18% and 15% for the three months ended March 31, 2004 and the year ending December 31, 2004, respectively.

Recent Accounting Pronouncements

      For information on recent accounting pronouncements, refer to “Item 1 — Financial Statements — Note 12 — Recent Accounting Pronouncements,” which is incorporated herein by reference.

Item 3 —	Quantitative and Qualitative Disclosures About Market Risk

      We measure our market risk related to our holdings of financial instruments based on changes in interest rates, foreign currency rates and commodities utilizing sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change in these market rates. We used market rates as of March 31, 2004 on our financial instruments to perform this sensitivity analysis. We do not include items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits in the analysis.

      Our primary interest rate exposures relate to cash, fixed and variable rate debt and interest rate swaps and options. The potential loss in fair values is based on an immediate change in the net present values of our interest rate sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/ expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would not have had a material impact on our fair values, cash flows or earnings for the three months ended March 31, 2004 and 2003.

      Our primary currency rate exposures relate to our intercompany debt, foreign cash and foreign currency forward and option contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in the currency exchange rates would not have had a material impact on the fair values, cash flows or earnings for the three months ended March 31, 2004 and 2003.

      Our primary commodity exposures relate to our use of diesel fuel for transportation and natural gas for manufacturing and heating purposes, as well as swaps and options. The potential loss in fair values is based on an immediate change in the net present value of our commodity exposures resulting from a 10% change in market rates. The potential loss in cash flows and earnings would not have had a material impact on our fair values, cash flows or earnings for the three months ended March 31, 2004 and 2003.

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

      As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit 31.1 —	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K:

      Fisher filed a current report on Form 8-K, dated January 20, 2004, reporting items 5 and 7, relating to the filing of three Forms T-1 designating J.P. Morgan Trust Company, National Association to act as an eligible trustee under the Company’s Senior Indenture, Subordinated Indenture and Junior Subordinated Indenture.

      Fisher filed a current report on Form 8-K, dated February 11, 2004, reporting item 5, announcing Fisher’s plans to acquire Oxoid Group Holdings Limited for approximately $330 million and Dharmacon, Inc. for approximately $80 million in cash.

      Fisher filed a current report on Form 8-K, dated March 5, 2004, reporting item 7, relating to Fisher’s Underwriting Agreement with Goldman, Sachs & Co. and the Supplemental Indenture No. 1, dated as of March 3, 2004, between Fisher and J.P. Morgan Trust Company, National Association.

      Fisher filed a current report on Form 8-K, dated March 17, 2004, reporting items 5 and 7, announcing that the Boards of Directors of Fisher and Apogent Technologies Inc. have unanimously approved a definitive Agreement and Plan of Merger to combine the two companies.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER SCIENTIFIC INTERNATIONAL INC.

/s/ KEVIN P. CLARK

Kevin P. Clark
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 7, 2004