Form 10-K/A
period 2003-12-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2004-05-13
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

     Documents Incorporated by Reference: The exhibits listed in the exhibit index set forth herein are incorporated by reference into this Form 10-K/A.

EXPLANATORY NOTE: The purpose of this amendment is to amend and restate in its entirety Part III and to supplement Part IV of the Annual Report on Form 10-K for Fisher Scientific International Inc. (the “Company” or “Fisher”) as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2004 for the fiscal year ended December 31, 2003.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Directors. Information about the directors of the Company, including biographical and employment information, as of April 16, 2004, is set forth below.

      Michael D. Dingman, 72, who is a nominee for election at Fisher’s 2004 annual meeting of stockholders for a term expiring in 2007. Mr. Dingman has been President of Shipston Group Ltd. (international investments) since prior to 1999. Mr. Dingman was Chairman of the Board of Fisher from 1991 to 1998.

      Charles A. Sanders, M.D., 72, who is a nominee for election at Fisher’s 2004 annual meeting of stockholders for a term expiring in 2007. Dr. Sanders has served as Chairman of the Foundation for National Institutes of Health since its founding in 1996. Dr. Sanders served as Chief Executive Officer of Glaxo Inc. from 1989 to 1994 and was Chairman of the Board from 1992 to 1995. Dr. Sanders is a director of BioPure Corp., Cephalon Inc., Genentech Inc., Trimeris Inc. and Vertex Pharmaceuticals.

      Paul M. Montrone, 62, term expires in 2006. Mr. Montrone has served Fisher as an executive officer and director since 1991. Mr. Montrone has been Chairman of the Board of Fisher since March 1998 and the Chief Executive Officer of Fisher since 1991. Mr. Montrone served as President and a director from 1991 to 1998.

      Anthony J. DiNovi, 41, term expires in 2006. Mr. DiNovi has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since prior to 1999. Mr. DiNovi currently serves as a Managing Director of Thomas H. Lee Partners, L.P. Mr. DiNovi is a director of American Media Operations, Inc.; Endurance Specialty Holdings Ltd.; Eye Care Centers of America, Inc.; Fairpoint Communications, Inc.; Michael Foods Inc.; National Waterworks, Inc.; US LEC Corp.; and Vertis, Inc. Mr. DiNovi will resign from the Fisher board of directors following the merger contemplated by the merger agreement, dated as of March 17, 2004, as amended April 16, 2004, by and among, Fisher, Fox Merger Corporation and Apogent Technologies Inc.

      Scott M. Sperling, 45, term expires in 2006. Mr. Sperling has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since prior to 1999. Mr. Sperling currently serves as a Managing Director of Thomas H. Lee Partners, L.P. Mr. Sperling is a director of Houghton Mifflin Co., Live Wire Systems, LLC, Vertis, Inc. and Wyndham International.

      Paul M. Meister, 51, term expires in 2005. Mr. Meister has served Fisher as an executive officer since 1991 and a director since 1998. Mr. Meister has been Vice Chairman of the Board since March 2001. Mr. Meister served as Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Fisher from March 1998 to February 2001 and was Senior Vice President and Chief Financial Officer of Fisher from 1991 to March 1998. Mr. Meister is a director of LKQ Corporation, M & F Worldwide Corp. and National Waterworks, Inc.

      W. Clayton Stephens, 60, term expires in 2005. Mr. Stephens founded Warren Capital Corporation in 1984 and has served as a director and President of the firm since that time. Mr. Stephens is a member of the Advisory Board of Sonoma National Bank.

      Audit Committee. In accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s board of directors has established an Audit Committee, which currently consists of Messrs. Stephens and DiNovi and Dr. Sanders, with Mr. Stephens serving as Chairman. The board of directors has determined that Dr. Sanders and Mr. Stephens are “audit committee financial experts,” as such term is defined in the rules and regulations promulgated by the SEC, and that they are “independent,” as such term is used under the Exchange Act.

      Executive Officers. Information in answer to this Item appears under the caption “Management” in Item 1 of the Annual Report on Form 10-K filed on March 12, 2004.

      Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires Fisher’s directors and executive officers, and persons who own more than 10% of a registered class of Fisher’s equity securities, collectively referred to as Section 16 reporting persons, to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Fisher as well as stock option grants, exercises and repricings and derivative securities transactions. Section 16 reporting persons are required by SEC regulations to furnish Fisher with copies of all Section 16(a) forms they file. All such Section 16(a) forms may be accessed via a link from Fisher’s website: www.fisherscientific.com. To Fisher’s knowledge, based solely on a review of the copies of such reports furnished to Fisher and on written representations that no other reports were required, during the fiscal year ended December 31, 2003, the Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them, except that the following Section 16 reporting persons had late filings: Thomas H. Lee Equity Fund III, L.P. (one late filing, reporting one transaction), David V. Harkins (one late filing, reporting two transactions), Anthony J. DiNovi (one late filing, reporting two transactions) and Scott M. Sperling (two late filings, reporting three transactions).

      Code of Ethics. The Company has adopted corporate governance guidelines and a code of business conduct and ethics, which apply to the Company’s principal executive officer, principal financial officer and principal accounting officer, as well as to all directors, officers and employees. Fisher’s corporate governance guidelines and its code of business conduct and ethics are both posted on Fisher’s website: www.fisherscientific.com. Additionally, copies of each document are available in print to any stockholder of Fisher who requests a copy by submitting such request to Secretary, Fisher Scientific International Inc., Liberty Lane, Hampton, New Hampshire 03842. The Company intends to satisfy any disclosure requirements regarding amendments to, or waivers from, any provision of its code of ethics by posting such information on the Company’s website at www.fisherscientific.com.

Item 11.	Executive Compensation

Summary Compensation Table

     The following table summarizes the compensation paid to the Chief Executive Officer and each of Fisher’s four other most highly compensated executive officers, referred to as the named executives, for services in all capacities to Fisher and its subsidiaries during or with respect to 2001, 2002 and 2003:

		Annual			Long Term
		Compensation(1)			Compensation
				Other Annual	Securities	All Other
		Salary	Bonus	Compensation	Underlying Options	Compensation
Name and Principal Position	Year	($)	($)	($)	(#)	($)(2)
Paul M. Montrone	2003	840,000	1,260,000	139,869 (3)	900,000	67,036
Chairman and	2002	815,000	1,100,000	166,006	0	57,600
Chief Executive Officer	2001	758,750	1,092,825	—	530,000	163,073
Paul M. Meister	2003	620,000	930,000	—	600,000	49,311
Vice Chairman	2002	600,000	810,000	—	0	78,018
	2001	555,000	799,380	—	350,000	72,172
David T. Della Penta	2003	605,000	907,500	—	500,000	48,156
President and	2002	585,000	790,000	—	0	74,351
Chief Operating Officer	2001	543,750	783,165	—	300,000	64,148
Kevin P. Clark	2003	325,000	487,500	—	290,000	20,431
Vice President and	2002	280,000	283,500	—	0	17,990
Chief Financial Officer	2001	257,500	278,170	—	200,000	12,849
Todd M. DuChene	2003	315,000	390,000	—	180,000	21,316
Vice President, General Counsel	2002	300,000	304,000	—	0	18,533
and Secretary	2001	281,250	303,800	—	110,000	13,325

(1)	Includes amounts deferred by each named executive under Fisher’s Savings and Profit Sharing Plan and Executive Retirement and Savings Program.

(2)	Amounts listed in this column for 2003 reflect Fisher’s matching contributions to Fisher’s Savings and Profit Sharing Plan and the Executive Retirement and Savings Program. In prior years, prior to adoption of the Sarbanes-Oxley Act, amounts included amounts attributable to the value of provisions for supplemental split-dollar life insurance paid by Fisher. Fisher ceased any payments for split-dollar life insurance following the adoption of Sarbanes-Oxley. For 2003 amounts attributable to Fisher’s matching contributions under the Fisher Savings and Profit Sharing Plan and the Executive Retirement and Savings Program are as follows: Mr. Montrone $67,036; Mr. Meister $49,311; Mr. Della Penta $48,156; Mr. Clark $20,431; and Mr. DuChene $21,316.

(3)	Amount includes $77,674 for professional fees related to legal, tax and estate planning related services and $62,195 for fees related to personal accounting services, personal travel and club membership dues.

Option Grants in Last Fiscal Year

     The following table sets forth the stock options granted during 2003 to the named executives:

		Percent of Total
	Number of	Options
	Securities	Granted
	Underlying	to Employees
	Options	in Fiscal	Exercise Price		Grant Date Present
Name	Granted(1)	Year (%)	($/sh)	Expiration Date	Value ($)(2)
Paul M. Montrone	450,000	9.25	28.40	01/27/13	5,359,050
Paul M. Montrone	450,000	9.25	39.25	09/26/08	6,946,650
Paul M. Meister	300,000	6.16	28.40	01/27/13	3,572,700
Paul M. Meister	300,000	6.16	39.25	09/26/08	4,631,100
David T. Della Penta	250,000	5.14	28.40	01/27/13	2,977,250
David T. Della Penta	250,000	5.14	39.25	09/26/08	3,859,250
Kevin P. Clark	150,000	3.08	28.40	01/27/13	1,786,350
Kevin P. Clark	140,000	2.88	39.25	09/26/08	2,161,180
Todd M. DuChene	80,000	1.64	28.40	01/27/13	952,720
Todd M. DuChene	100,000	2.05	39.25	09/26/08	1,543,700

(1)	Options granted pursuant to the 2001 Equity and Incentive Plan, having an exercise price of $28.40, become exercisable in equal installments on each of the first three anniversaries of the date of the grant. Options granted pursuant to the 2003 Equity and Incentive Plan, having an exercise price of $39.25, become exercisable in five quarterly installments of 20% of the total grant on the following dates: December 30, 2003; March 30, 2004; June 30, 2004; September 30, 2004; and December 30, 2004. Shares acquired upon exercise pursuant to the 2003 Equity and Incentive Plan are subject to substantial restrictions on transfer for one year following the date of exercise.

(2)	The estimated grant date present value reflected in this column is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected above include (i) a stock price as indicated in the table above, equal to the fair market value of the underlying stock on the date of grant; (ii) options are exercised at the end of a three year period; (iii) interest rates representing the interest rate of the U.S. Treasury securities with maturity dates of five years as of the date of grant; and (iv) volatility of approximately 41%. The ultimate value of the options will depend on the future market price of the common stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the common stock on the date the option is exercised over the exercise price.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

     The following table sets forth information for each named executive with regard to shares acquired on the exercise of options, the aggregate stock options held on December 31, 2003, and the value of in-the-money stock options held as of December 31, 2003:

			Number of	Value of
			Securities	Unexercised
			Underlying	In-the-Money
			Unexercised Options at	Options at
			December 31, 2003	December 31, 2003
	Shares Acquired On	Value Realized	Exercisable/	Exercisable/
Name	Exercise (#)	($)(1)	Unexercisable (#)	Unexercisable(2)($)
Paul M. Montrone	0	0	2,050,257/986,702	51,955,603/9,368,954
Paul M. Meister	0	0	1,105,612/656,690	29,667,899/6,226,665
David T. Della Penta	0	0	574,980/550,020	13,537,443/5,203,807
Kevin P. Clark	0	0	216,914/328,680	3,846,939/3,191,142
Todd M. DuChene	58,415	1,722,127	93,326/196,674	1,116,093/1,744,207

(1)	Excess of the value of the underlying securities at the time of exercise over the exercise price.

(2)	Excess of the value of the underlying securities at December 31, 2003 of $41.37 over the exercise price.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists of Chairman Michael D. Dingman, Scott M. Sperling and W. Clayton Stephens. None of the members of the Compensation Committee of the board of directors was at any time during fiscal year 2003 an officer or employee of Fisher or any of its subsidiaries. None of Fisher’s executive officers served as a member of a compensation committee or as a director of any entity of which any of Fisher’s directors served as an executive officer.

Employment Agreements with Named Executives

     In 2003, to deal with the elimination of contractual entitlement to split-dollar life necessitated by the Sarbanes-Oxley Act of 2002, Fisher amended and restated the employment agreements of each of Mr. Montrone and Mr. Meister, effective as of January 1, 2004. In each case, the amended and restated agreements (a) eliminate Fisher’s contractual obligation to provide a split-dollar life insurance benefit and provides for the repayment of amounts previously paid as life insurance premiums under those arrangements and that Fisher has no further obligation or liability with respect to split-dollar life arrangements previously entered into, (b) eliminate the provision providing for a minimum bonus and establish the bonus as a percentage of salary subject to fulfillment of performance criteria established by the board of directors and Compensation Committee of the board of directors, and (c) in the case of Mr. Montrone, reduce the benefit payable to Mr. Montrone upon termination of his employment by Fisher without cause from five years of salary, bonus and benefits to three years and provide that such benefits will be payable ratably over time rather than in a lump sum, in exchange for the increase in annual base salary (in the case of Mr. Montrone), increase in the bonus target opportunity and increase in pension benefit payable to each of the executives described below.

     Each of the amended and restated agreements has an initial term of three years. The agreement will thereafter be extended for successive one-year periods, unless either party timely elects not to have the term extended. Mr. Montrone’s annual base salary will be at least $1,100,000. The amount of salary in excess of $1 million will be deferred to preserve our ability to claim a federal income tax deduction for such amount. Mr. Meister’s annual base salary will be $620,000. Each of Messrs. Montrone and Meister will have an annual bonus opportunity of 125% of his annual base salary, contingent upon the achievement of performance objectives established by the Compensation Committee. The amended and restated agreements also provide Messrs. Montrone and Meister with enhanced retirement benefits that are described under the section below entitled “Retirement Program.”

     Under the terms of the amended and restated agreement with Mr. Montrone, if Mr. Montrone’s employment is terminated with Fisher for any reason, Mr. Montrone, or his estate upon his death, is entitled to receive all of the following benefits: (a) accrued but unpaid salary up to the date of termination of employment, (b) pro-rata target bonus opportunity for the year in which termination occurs, (c) any previously deferred compensation subject to his remaining reasonably available to assist Fisher in the transition of his duties and responsibilities, (d) an amount equal to three times his annual base salary and target bonus payable in 36 equal monthly installments, and (e) three years of continued fringe, personal perquisites and other benefits provided to Mr. Montrone during his employment.

     Under the terms of the amended and restated agreement with Mr. Meister, if Mr. Meister’s employment is terminated by Fisher for any reason, or if Mr. Meister terminates his employment for “Good Reason,” Mr. Meister is entitled to all of the benefits mentioned in clauses (a) through (e) above.

     Under the terms of the amended and restated agreements, each of Messrs. Montrone and Meister may “put” all but not less than all of the 258,333 Executive Performance

Options granted to him pursuant to the 1998 Equity and Incentive Plan back to Fisher in exchange for $5 million. These options are fully vested and have an exercise price of $28.50. If the put is exercised, Fisher will be obligated to pay the purchase price on the later of the date which is one year and two business days following exercise or the date the executive is no longer a “covered employee” for purposes of Section 162(m) of the Internal Revenue Code. Interest on the amount owed to the executive shall accrue at the prime rate from the date of exercise until paid concurrently with the $5 million payment. Mr. Meister exercised his “put” option during 1999.

     In 2003, Fisher also amended the employment agreement of Mr. Della Penta to eliminate any entitlement to company paid split-dollar life insurance in exchange for enhanced retirement benefits set forth below. Mr. Della Penta’s employment agreement as amended provides for a three-year evergreen term, annual base salary of not less than $605,000 and a bonus target of 100% of base salary. Under the terms of Mr. Della Penta’s Employment Agreement, if Fisher terminates Mr. Della Penta’s employment (other than for cause, death or disability) or if Mr. Della Penta terminates his employment with Fisher for “Good Reason,” Mr. Della Penta will be entitled to (a) base salary (less any interim earnings) for the two year period following such termination of employment; (b) medical coverage for the two year period following such termination of employment; and (c) expense reimbursement of up to $50,000 for outplacement services. Fisher has also entered into a severance arrangement with each of Messrs. Clark and DuChene, which provides that in the event that his employment is terminated in certain circumstances, he is entitled to receive payment equal to the sum of two times his salary.

Retirement Program

     Fisher maintains two retirement benefit programs: a tax qualified defined benefit plan available generally to all employees, referred to as the pension plan, and the Executive Retirement and Savings Program, a non-qualified supplemental benefit plan, referred to as the supplemental plan, pursuant to which retirement benefits are provided to certain executive officers and other eligible key management employees who are designated by the Compensation Committee. The named executives participate in the supplemental plan only.

     The following table shows the total estimated annual benefits payable under the supplemental plan in the form of a straight life annuity to hypothetical participants upon retirement at normal retirement age, with respect to the compensation and years-of-service categories indicated in the table:

	Pension Plan Table
Annual
Recognized	10 Years	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years	45 Years
Compensation	of Service	of Service	of Service	of Service	of Service	of Service	of Service	of Service
$ 100,000	$15,000	$22,500	$30,000	$37,500	$45,000	$52,500	$60,000	$67,500
200,000	30,000	45,000	60,000	75,000	90,000	105,000	120,000	135,000
400,000	60,000	90,000	120,000	150,000	180,000	210,000	240,000	270,000
600,000	90,000	135,000	180,000	225,000	270,000	315,000	360,000	405,000
800,000	120,000	180,000	240,000	300,000	360,000	420,000	480,000	540,000
1,000,000	150,000	225,000	300,000	375,000	450,000	525,000	600,000	675,000
1,200,000	180,000	270,000	360,000	450,000	540,000	630,000	720,000	810,000
1,400,000	210,000	315,000	420,000	525,000	630,000	735,000	840,000	945,000
1,600,000	240,000	360,000	480,000	600,000	720,000	840,000	960,000	1,080,000
1,800,000	270,000	405,000	540,000	675,000	810,000	945,000	1,080,000	1,215,000
2,000,000	300,000	450,000	600,000	750,000	900,000	1,050,000	1,200,000	1,350,000

	Pension Plan Table
Annual
Recognized	10 Years	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years	45 Years
Compensation	of Service	of Service	of Service	of Service	of Service	of Service	of Service	of Service
2,200,000	330,000	495,000	660,000	825,000	990,000	1,155,000	1,320,000	1,485,000
2,400,000	360,000	540,000	720,000	900,000	1,080,000	1,260,000	1,440,000	1,620,000
2,600,000	390,000	585,000	780,000	975,000	1,170,000	1,365,000	1,560,000	1,755,000

     The years of service recognized under the supplemental plan generally include all service with Fisher and its predecessors. The credited years of service as of December 31, 2003 under the supplemental plan for each of the named executives are as follows: Mr. Montrone, 36 years; Mr. Meister, 23 years; Mr. Della Penta, six years; Mr. Clark, eight years and Mr. DuChene, seven years. Compensation recognized under the supplemental plan generally includes a participant’s base salary and annual bonus compensation (including any amounts deferred). Retirement benefits are calculated based upon the average of a participant’s recognized compensation for any five years (three in the case of Messrs. Montrone and Meister) out of the final 10 consecutive years of credited service that produce the highest average and are not subject to offset or reduction for social security benefits at a rate of one and one-half percent of a participant’s final annual recognized compensation per year of credited service. Pursuant to their employment agreements, the retirement benefit payable to Messrs. Montrone and Meister under the supplemental plan at normal retirement is equal to 65% of his final average compensation and the retirement benefit payable to Mr. Della Penta is 28%. Under this formula, the average recognized compensation under the supplemental plan for each of the named executives as of December 31, 2003 was: Mr. Montrone, $2,475,000; Mr. Meister, $1,438,127; Mr. Della Penta, $1,207,883; Mr. Clark, $553,417; and Mr. DuChene, $567,153.

Report of the Compensation Committee on Executive Compensation

     Fisher’s compensation program is administered by the Compensation Committee of the board of directors, which has responsibility for reviewing all aspects of compensation paid by Fisher to its executive officers. The Committee’s primary objectives with respect to executive compensation are to attract and retain the best possible executive talent, incentivize these executives to achieve Fisher’s business objectives and strengthen the link between management and stockholder interests. To achieve these objectives, the Committee expects to implement and retain compensation plans that tie a substantial portion of an executive’s overall compensation to Fisher’s performance.

     The principal elements of Fisher’s executive compensation program consist of base salaries and incentive variable compensation in the form of annual bonus, stock options and other long-term compensation awards. The policies of the Compensation Committee with respect to the base salary and incentive compensation awarded to Fisher’s senior executives, including Mr. Montrone, Fisher’s Chairman of the Board and Chief Executive Officer, are discussed below.

     During 2003, the Committee decided that, as a result of the requirements of the Sarbanes-Oxley Act of 2002 and consideration of the best interests of our stockholders, Fisher should amend and restate Mr. Montrone’s employment agreement effective January 1, 2004. Mr. Montrone’s former agreement was entered into in connection with Fisher’s 1998 recapitalization and was negotiated with representatives of our majority stockholder at that time. Given the control that the stockholder had over our operations and the fact that Mr. Montrone agreed to defer payment of substantial compensation to facilitate the recapitalization, that agreement provided Mr. Montrone substantial economic benefits and protections related to his termination of employment. For example, in the event that his employment were terminated involuntarily by Fisher without cause, he would have received a cash payment equal to five times the sum of his annual base salary and guaranteed annual bonus, plus additional amounts to compensate him for the loss of five years of fringe and other benefits. The former agreement also provided for a Fisher-paid split-dollar life insurance benefit that could not be continued pursuant to the Sarbanes-Oxley Act of 2002. The Committee concluded that the best interests of Fisher, legal requirements, the desire to have appropriate executive compensatory arrangements between Fisher and its executives and the retention of a key executive necessitated a new employment arrangement with Mr. Montrone. Mr. Montrone’s new agreement reduces the benefits payable to Mr. Montrone if his employment is terminated by Fisher without cause, removes the entitlement to guaranteed bonus and makes the bonus payable to Mr. Montrone contingent upon Fisher’s performance and replaces Mr. Montrone’s entitlement to Fisher-provided split-dollar life insurance with an enhanced retirement benefit.

     The Committee believes that Mr. Montrone’s new compensation arrangement is in keeping with the Committee’s philosophy described below, is consistent with the Committee’s responsibilities to stockholders and is appropriate for Mr. Montrone (a) because of his superior performance, substantial experience in the industry and his long service to Fisher and its predecessors, (b) to induce him to remain in Fisher’s employ until his normal retirement, (c) because of his agreement to substantially reduce the severance and other termination payments that had previously been provided under his prior agreement, (d) to compensate him, in a manner that was tax effective to Fisher, for the termination of his split-dollar arrangement which Fisher was obligated to provide but which could no longer be continued due to the provisions of the Sarbanes-Oxley Act of 2002, and (e) to place more of his annual incentive compensation at risk to better align total compensation to company performance.

     Base Salaries. Base salaries for Fisher executive officers are determined by the Committee and are subject to periodic review. We set the salaries for Fisher’s executive officers based upon our subjective determination of the level of base salary that is appropriate for each such officer, taking into account, for each such officer, our subjective assessment of individual and company performance, level of responsibility, and competitive compensation levels, and such other generic factors, such as the rate of inflation and internal equity considerations, that we deem appropriate.

     The Committee concluded that, consistent with the determination criteria set forth above, Mr. Montrone’s annual base salary should be increased from $855,000 to $1,100,000 of which $100,000 will be deferred consistent with Section 162(m) of the Internal Revenue Code.

     Long-Term Incentive Compensation. The Committee has fostered an ownership culture that encourages superior performance by Fisher’s executive officers and employees through the use of stock-based compensation plans designed to increase stock ownership throughout Fisher. In this regard, during 2003, pursuant to the Fisher Scientific International Inc. 2001 Equity and Incentive Plan (the “2001 Plan”) and the Fisher Scientific International Inc. 2003 Equity and Incentive Plan (the “2003 Plan”) the board of directors awarded options to purchase (a) 2,397,000 shares of common stock of Fisher having exercise price ranges of $26.19 to $50.83 to employees other than the named executives, (b) 780,000 shares of common stock of Fisher having an exercise price of $28.40 per share and 790,000 shares of common stock of Fisher having an exercise price of $39.25 per share to the named executives other than Mr. Montrone, and (c) 450,000 shares of common stock of Fisher having an exercise price of $28.40 per share and 450,000 shares of common stock of Fisher having an exercise price of $39.25 per share to Mr. Montrone. The Committee established the number of shares subject to grants made to Fisher’s named executives based on our subjective determination of the relative importance of each officer’s position in Fisher, our subjective evaluation of the officer’s individual performance in that position and our subjective evaluation of the officer’s expected future contribution to Fisher’s ability to enhance stockholder value. In future years the Committee will continue to evaluate stock based awards that clearly align management compensation with Fisher’s performance at the most efficient cost to Fisher.

     Annual Incentive Compensation. Pursuant to a component of the Fisher Scientific International Inc. Incentive Compensation Plan, which is referred to as the ICP, first approved by Fisher stockholders in 1994 and re-approved by stockholders in 2002, annual cash incentive awards are payable to the extent that annual Fisher and individual business performance objectives specified by the Committee are attained. Fisher and individual performance objectives may be based on a variety of factors, including stock price appreciation, sales, net income and cash flow, and in certain instances, the level of individual contribution to the success of Fisher as well as compensation opportunities under other Fisher incentive plans. With respect to 2003, the performance criteria established under the ICP related to cash flow and earnings. Fisher achieved the performance level necessary to pay bonuses in excess of targeted amounts but less than the maximum amount authorized by the plan as a result of Fisher’s performance. The amounts actually payable to each of the named executives were reduced from that maximum level, at the sole discretion of the Committee, based on our subjective determination of the aggregate annual bonus that should have been payable to each such officer, taking into account a subjective evaluation of his individual performance and his contribution to Fisher’s performance against stated performance objectives. As a result of the foregoing factors, Mr. Montrone was awarded a bonus of $1,260,000 for 2003. Any bonus payable to Mr. Montrone in future years under the ICP will be contingent upon the achievement of performance objectives established by the Committee consistently with the criteria set forth above.

     Compliance with Section 162(m). Section 162(m) of the Internal Revenue Code limits Fisher’s income tax deduction for compensation paid in any taxable year to the named executives to $1 million per individual, subject to exceptions. The Committee believes that unless circumstances warrant an exception or existing employment agreements otherwise require, Fisher should pay compensation to its executive officers in excess of $1 million only if such excess amount is performance-based compensation exempt from the limit on deductibility under Section 162(m) of the Internal Revenue Code. As a result, the previous employment agreement of Mr. Montrone was amended to eliminate the provision for a minimum bonus amount and replaced with an annual target bonus opportunity of 125% of base salary subject to achievement of performance objectives established by the Committee. Fisher stockholders approved at the 2001 annual meeting the 2001 Plan, and approved at the 2003 annual meeting the 2003 Plan, in order that any stock option grants made to executive officers thereunder would be exempt from the limitation contained in Section 162(m). In addition, Fisher stockholders re-approved at the 2002 Annual Meeting the ICP in order that incentive bonus compensation paid pursuant to the ICP would be exempt from the limitation contained in Section 162(m).

     Sarbanes-Oxley Act of 2002. In light of the provisions imposed by the Sarbanes-Oxley Act of 2002, the Committee determined that the split-dollar arrangements entered into for the benefit of Mr. Montrone and certain of Fisher’s other named executives should be terminated prior to January 1, 2004. In connection with the termination of those arrangements, Fisher was repaid the amounts it previously paid as life insurance premiums under those arrangements. As consideration for their agreement to release Fisher from its obligation to continue making premium payments under those split-dollar arrangements, the Committee authorized Fisher to provide these individuals with enhanced retirement and certain other benefits as set forth under “Retirement Program” and “Employment Agreements with Named Executives.”

The Compensation Committee
of the Board of Directors,

Michael D. Dingman, Chairman
Scott M. Sperling
W. Clayton Stephens

Compensation of Directors

     The non-employee directors of Fisher are entitled to receive cash compensation and compensation pursuant to the plans described below.

     Cash Compensation. Eligible directors receive compensation of $40,000 annually. Committee Chairmen receive an additional $10,000 annually. Directors receive no additional fees for attendance at board of directors or committee meetings. All directors are reimbursed for expenses incurred in attending board of directors and committee meetings. Pursuant to the Deferred Compensation Plan for Non-Employee Directors of Fisher Scientific International Inc., eligible directors may elect, generally prior to the commencement of any calendar year, to have all or any portion of the director’s compensation for such calendar year credited to a deferred compensation account. Amounts credited to the director’s account will accrue interest based upon the average quoted rate for 10-year U.S. Treasury Notes. Deferred amounts will be paid in a lump sum or in installments commencing on the first business day of the calendar year following the year in which the director ceases to serve on the board of directors or of a later calendar year specified by the director.

     Retirement Plan for Non-Employee Directors. Pursuant to the Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc., a director who retires from the board of directors with at least five years of service is eligible to receive an annual retirement benefit for the remainder of the director’s lifetime. The annual retirement benefit for a director who retires with five years of service is equal to 50% of the director’s fee in effect at the date of the director’s retirement. For directors with more than five years of service, the annual benefit is increased by 10% of the director’s fee in effect at the date of the director’s retirement for each additional year of service, up to 100% of such fee for 10 or more years of service as a director.

     Stock Option Awards. Pursuant to the Fisher Scientific International Inc. 2001 Equity and Incentive Plan, each non-employee director is awarded an option to purchase 10,000 shares of Fisher common stock on an annual basis. The stock option awards have an exercise price equal to the fair market value of Fisher’s common stock on the day of the award.

Performance Comparison

      The following graph illustrates the return that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on December 31, 1998 in each of (a) Fisher common stock, (b) the Media General Scientific/ Technical Instruments Industry Index, which is referred to as the Scientific/ Tech Instruments Index; and (c) the Media General Composite Market Index, which is referred to as the Composite Market Index:

Comparison of Cumulative Total Return
Among Fisher Common Stock, Scientific/ Tech Instruments
Index and Composite Market Index

	Fiscal Year Ending

Company/Index/Market	12/31/1998(1)	12/31/1999(1)	12/31/2000(1)	12/31/2001(1)	12/31/2002	12/31/2003

Fisher Common Stock	100.00	181.19	184.95	146.46	150.87	207.50
Scientific/ Tech Instruments Index	100.00	161.57	180.83	117.43	74.27	119.54
Composite Market Index	100.00	121.99	110.12	97.50	77.45	103.11

(1)	Based on closing market price of Fisher common stock on the NYSE on the dates indicated. For the years noted, a substantial majority of the issued and outstanding Fisher common stock was held by an investor group and subject to substantial restrictions on transfer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of April 12, 2004 certain information concerning each person believed to be a beneficial owner of more than 5% of Fisher common stock and the beneficial ownership of Fisher common stock of each nominee, director, named executive officer and all directors and executive officers as a group.

	Shares of		Percent of
Name of Beneficial Owner	Common Stock		Common Stock
FMR Corp.	9,641,286	(1)	15.07%
Delaware Management Holdings	4,324,654	(1)	6.76%
Massachusetts Financial Services Company	4,117,638	(1)	6.44%
Paul M. Montrone	3,536,583	(2)	5.32%
Paul M. Meister	2,049,398	(3)	3.14%
David T. Della Penta	632,712	(4)	*
Kevin P. Clark	393,871	(5)	*
Todd M. DuChene	176,664	(6)	*
Scott M. Sperling	23,843	(7)	*
Anthony J. DiNovi	10,000	(8)	*
W. Clayton Stephens	3,333	(9)	*
Michael D. Dingman	3,333	(9)	*
Charles A. Sanders	3,333	(9)	*
All directors and executive officers as a group (10 individuals)	6,833,070	(10)	9.92%

*	Less than 1%

(1)	The information presented is based on ownership reports filed with the SEC. The mailing address of FMR Corp. is: 82 Devonshire Street, Boston, MA 02109. The mailing address of Delaware Management Holdings is: 2005 Market Street, Philadelphia, PA 19103. The mailing address of Massachusetts Financial Services Company is: 500 Boylston Street, Boston, MA 02116.

(2)	The amount shown includes 2,466,944 shares issuable upon exercise of options within 60 days of April 12, 2004, 275,000 shares owned directly by Mr. Montrone, 362,500 shares which are held in the Fisher Scientific International Inc. Executive Retirement and Savings Program Trust (the “Savings Trust”), 294,243 shares which are held in a rabbi trust established under an agreement dated January 21, 1998 (the “Rabbi Trust”) and 137,896 shares held in a rabbi trust established under an agreement dated as of March 30, 2001 (“Rabbi Trust II”). The address for Mr. Montrone is c/o Fisher, One Liberty Lane, Hampton, NH 03842.

(3)	The amount shown includes 1,382,292 shares issuable upon exercise of options within 60 days of April 12, 2004, 175,000 shares owned directly by Mr. Meister, 271,500 shares which are held in the Savings Trust, 163,149 shares which are held in the Rabbi Trust and 57,457 shares held in Rabbi Trust II. The address for Mr. Meister is c/o Fisher, One Liberty Lane, Hampton, NH 03842.

(4)	The amount shown includes 483,325 shares issuable upon exercise of options within 60 days of April 12, 2004 and 149,387 shares held in Rabbi Trust II. The address for Mr. Della Penta is c/o Fisher, One Liberty Lane, Hampton, NH 03842.

(5)	The amount shown includes 361,589 shares issuable upon exercise of options within 60 days of April 12, 2004, 7,785 shares held directly by Mr. Clark, 3,812 shares held in the Rabbi Trust and 20,685 shares held in Rabbi Trust II. The address for Mr. Clark is c/o Fisher, One Liberty Lane, Hampton, NH 03842.

(6)	The amount shown reflects 176,664 shares issuable upon exercise of options within 60 days of April 12, 2004. The address for Mr. DuChene is c/o Fisher, One Liberty Lane, Hampton, NH 03842.

(7)	The amount shown reflects 23,843 shares owned by Mr. Sperling directly. The address for Mr. Sperling is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, MA 02109.

(8)	The amount shown reflects 10,000 shares owned by Mr. DiNovi directly. The address for Mr. DiNovi is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, MA 02109.

(9)	The amount shown reflects 3,333 shares issuable upon exercise of options within 60 days of April 12, 2004. The address for Messrs. Stephens, Dingman and Sanders is c/o Fisher, One Liberty Lane, Hampton, NH 03842.

(10)	The amount shown includes 4,880,813 shares issuable upon exercise of options within 60 days of April 12, 2004, 491,628 shares held directly, 634,000 shares held indirectly, 461,204 shares held in the Rabbi Trust and 365,425 shares held in Rabbi Trust II.

Item 13.	Certain Relationships and Related Transactions

     In 2003, Fisher recorded a charge of $1.5 million to terminate the management agreement between Fisher and Thomas H. Lee Company, which is referred to as THL, pursuant to which THL and certain of its affiliates provided consulting and management advisory services. This agreement was originally set to expire in 2005 and would have resulted in fees totaling $1.8 million being paid to THL for the period from the termination date through the end of the original term of the agreement.

     Fisher currently leases space at its corporate headquarters to Latona Associates Inc., which is referred to as Latona, a management advisory firm owned by affiliates of Mr. Montrone. Under the terms of the lease, Fisher leases to Latona an aggregate 15,000 square feet of space for $200,000 per year. In addition, Fisher provides to Latona and its employees building maintenance services, utilities and other services incidental and relative to the leased space for an additional $50,000 per year. During 2003, Fisher provided use of company owned and leased aircraft to Latona and each of General Chemical Industrial Products and GenTek Inc., companies controlled by affiliates of Mr. Montrone during 2003, and reimbursed Fisher at Fisher’s actual cost. Fisher also sold certain of its products in the ordinary course of business to each of General Chemical Industrial Products and GenTek Inc. at market rates. Fisher contributed $800,000 to Winthrop, Inc., a charitable foundation that makes charitable contributions to various 501(c)(3) organizations on behalf of Fisher and its employees.

Item 14.	Principal Accountant Fees and Services

     The aggregate fees billed to Fisher for the fiscal years ended December 31, 2003 and 2002 by Fisher’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates, which includes Deloitte Consulting, are as follows:

	2003	2002
Audit Fees(a)	$4,154,144	$2,431,033
Audit-Related Fees(b)	159,647	457,063

Total Audit Fees and Audit-Related Fees	4,313,790	2,888,096
Tax Fees(c)	1,699,251	750,706
All Other Fees(d)	5,470	0

Total Fees	$6,018,511	$3,638,802

(a)	Includes fees for U.S. GAAP audit procedures, statutory audits, comfort letters, consents and assistance with and review of documents filed with the SEC.

(b)	Includes fees for employee benefit plan audits, accounting consultations, due diligence services and other attest services.

(c)	Includes fees for tax consulting and compliance services.

(d)	Fees associated with a request for files.

     In accordance with the Audit Committee Charter, the Audit Committee has the responsibility and authority to approve in advance all audit and non-audit services to be provided to Fisher. The Audit Committee has established procedures for this pre-approval process and for the approval of any compensation payable by Fisher for any approved audit or non-audit services. The Audit Committee provided its prior approval to all non-audit related services reflected in the above table. The Audit Committee has considered whether the provision of financial information systems design and implementation services and other services is compatible with maintaining the independent auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(3) Exhibits. List of Exhibits filed with this Form 10-K/A

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.20	Fisher Scientific International Inc. 2001 Equity and Incentive Plan. Included as an Exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-68052) filed with the Securities and Exchange Commission on August 21, 2001 and incorporated herein by reference.
10.21	Fisher Scientific International Inc. 2003 Equity and Incentive Plan. Included as Annex II to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on May 2, 2003 (Commission No. 001-10920) and incorporated herein by reference.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

FISHER SCIENTIFIC INTERNATIONAL INC.

By:	/s/ TODD M. DUCHENE

Todd M. DuChene
Vice President, General Counsel and Secretary

Date: May 13, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PAUL M. MONTRONE Paul M. Montrone	Chief Executive Officer and Director (Principal Executive Officer)	May 13, 2004

/s/ PAUL M. MEISTER Paul M. Meister	Director	May 13, 2004

/s/ KEVIN P. CLARK Kevin P. Clark	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 13, 2004

/s/ ANTHONY J. DINOVI Anthony J. DiNovi	Director	May 13, 2004

/s/ MICHAEL D. DINGMAN Michael D. Dingman	Director	May 13, 2004

/s/ CHARLES A. SANDERS Charles A. Sanders, M.D.	Director	May 13, 2004

/s/ SCOTT M. SPERLING Scott M. Sperling	Director	May 13, 2004

/s/ W. CLAYTON STEPHENS W. Clayton Stephens	Director	May 13, 2004