Form 10-Q
period 2004-06-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2004-08-09
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑     No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☑     No ☐

      The number of shares of Common Stock outstanding at August 2, 2004 was 114,930,175.

FISHER SCIENTIFIC INTERNATIONAL INC.

FORM 10-Q

For the Quarter Ended June 30, 2004

FISHER SCIENTIFIC INTERNATIONAL INC.

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

INTRODUCTION TO THE FINANCIAL STATEMENTS

      The financial statements included herein have been prepared by Fisher Scientific International Inc. (“Fisher”, the “Company” or “we”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. The December 31, 2003 balance sheet is the balance sheet included in the audited financial statements as shown in the Company’s 2003 Annual Report on Form 10-K. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

      The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Sales	$1,057.6	$864.5	$2,068.6	$1,697.9
Cost of sales	749.7	636.7	1,484.9	1,251.6
Selling, general and administrative expense	222.3	160.8	429.8	318.5

Income from operations	85.6	67.0	153.9	127.8
Interest expense	23.0	16.6	45.0	38.9
Other expense, net	1.1	3.2	0.4	47.6

Income before income taxes	61.5	47.2	108.5	41.3
Income tax provision	16.8	14.2	29.2	9.2

Net income	$44.7	$33.0	$79.3	$32.1

Net income per common share:
Basic	$0.70	$0.60	$1.24	$0.59

Diluted	$0.65	$0.57	$1.16	$0.55

Weighted average common shares outstanding:
Basic	64.2	54.8	63.9	54.8

Diluted	68.9	58.3	68.5	58.2

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

BALANCE SHEET
(In millions, except per share data)

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52.5	$83.8
Accounts receivable, net	477.8	432.7
Inventories	384.4	355.4
Other current assets	158.2	138.9

Total current assets	1,072.9	1,010.8
Property, plant and equipment	474.9	440.9
Goodwill	1,268.1	1,006.9
Intangible assets	349.2	241.0
Other assets	171.1	159.8

Total assets	$3,336.2	$2,859.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$10.6	$12.0
Accounts payable	432.1	377.7
Accrued and other current liabilities	276.0	258.8

Total current liabilities	718.7	648.5
Long-term debt	1,632.6	1,386.1
Other liabilities	304.7	249.4

Total liabilities	2,656.0	2,284.0

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 64,527,014 and 63,218,083 shares issued; and 64,321,882 and 62,955,438 shares outstanding at June 30, 2004 and December 31, 2003, respectively)	0.6	0.6
Capital in excess of par value	1,008.0	964.5
Accumulated deficit	(347.2)	(426.5)
Accumulated other comprehensive loss	19.8	40.0
Treasury stock, at cost (205,132 and 262,645 shares at June 30, 2004 and December 31, 2003, respectively)	(1.0)	(3.2)

Total stockholders’ equity	680.2	575.4

Total liabilities and stockholders’ equity	$3,336.2	$2,859.4

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities:
Net income	$79.3	$32.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	51.3	38.2
Call premiums and deferred financing charges	—	45.6
Deferred income taxes	9.5	3.2
Other noncash expenses	0.6	4.3
Changes in working capital
Accounts receivables, net	(22.2)	(4.1)
Inventories	6.4	8.6
Accounts payable	29.3	18.8
Other assets	(11.6)	(26.2)
Other liabilities	(5.7)	(20.5)

Cash provided by operating activities	136.9	100.0

Cash flows from investing activities:
Acquisitions, net of cash acquired	(418.3)	—
Capital expenditures	(30.9)	(31.0)
Purchase of financial instruments	—	(10.6)
Other investments	(2.4)	1.4

Cash used in investing activities	(451.6)	(40.2)

Cash flows from financing activities:
Proceeds from stock options exercised	27.2	4.2
Long-term debt proceeds	330.3	608.0
Payments of long-term debt	(80.4)	(610.0)
Changes in short-term debt, net	(4.2)	(13.8)
Deferred financing costs	(8.8)	(12.7)
Proceeds from accounts receivable securitization, net	20.6	—
Call premiums	—	(27.3)

Cash provided by (used in) financing activities	284.7	(51.6)

Effect of exchange rate changes on cash and cash equivalents	(1.3)	2.3
Net change in cash and cash equivalents	(31.3)	10.5
Cash and cash equivalents — beginning of period	83.8	38.8

Cash and cash equivalents — end of period	$52.5	$49.3

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(In millions, except share data)
(Unaudited)

							Accumulated
			Capital in		Shares to		Other	Treasury Stock,
	Common Stock		Excess of	Shares	be		Comprehensive	at Cost			Other
			Par	Deposited	Distributed	Accumulated	Income				Comprehensive
	Shares	Amount	Value	in Trust	from Trust	Deficit	(Loss)	Shares	Amount	Total	Income

Balance at January 1, 2004	63,218,083	$0.6	$964.5	$(25.5)	$25.5	$(426.5)	$40.0	262,645	$(3.2)	$575.4
Net income	—	—	—	—	—	79.3	—	—	—	79.3	$79.3
Foreign currency translation adjustment	—	—	—	—	—	—	(20.9)	—	—	(20.9)	(20.9)
Unrealized investment losses	—	—	—	—	—	—	0.3	—	—	0.3	0.3
Unrealized loss on cash flow hedges	—	—	—	—	—	—	0.4	—	—	0.4	0.4

Subtotal — other comprehensive income											$59.1

Proceeds from stock options	—	—	27.2	—	—	—	—	—	—	27.2
Tax benefit from stock options	1,308,931	—	15.4	—	—	—	—	—	—	15.4
Trust activity	—	—	0.9	(1.5)	1.5	—	—	(57,513)	2.2	3.1

Balance at June 30, 2004	64,527,014	$0.6	$1,008.0	$(27.0)	$27.0	$(347.2)	$19.8	205,132	$(1.0)	$680.2

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

1. Scientific products and services segment is comprised of businesses that provide products and services used for scientific-research, drug-discovery and drug-development applications. The businesses comprising this segment manufacture and distribute a broad range of consumable supply products, scientific instruments and apparatus and safety products. In addition, the businesses comprising this segment provide pharmaceutical services for clinical trials, contract manufacturing, custom chemical synthesis and a number of other value-added services.

2. Healthcare products and services segment is comprised of businesses that manufacture and distribute a wide array of diagnostic kits and reagents, consumable supplies, and medical devices to hospitals, clinical laboratories, and physicians’ offices. Additionally, the businesses comprising this segment provide outsourced manufacturing services for diagnostic reagents, calibrators and controls to the healthcare and pharmaceutical industries.

3. Laboratory workstations segment is comprised of businesses that manufacture and sell laboratory furniture and fume hoods and provide lab-design services for pharmaceutical and biotechnology customers, colleges, universities and secondary schools, hospitals and reference labs.

Note 2 — Stock-Based Compensation

      The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of FASB Statement No. 123 (“SFAS No. 148”); therefore, no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under the Company’s stock plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income and net income

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

per common share would have approximated the pro forma amounts indicated below (in millions, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net Income, as reported	$44.7	$33.0	$79.3	$32.1
Deduct: Stock-based compensation expense determined using fair value based method for all awards, net of tax	(7.2)	(3.8)	(14.5)	(7.8)

Net Income, pro forma	$37.5	$29.2	$64.8	$24.3

Net Income per share
As reported:
Basic	$0.70	$0.60	$1.24	$0.59
Diluted	$0.65	$0.57	$1.16	$0.55
Pro forma:
Basic	$0.58	$0.53	$1.01	$0.44
Diluted	$0.54	$0.50	$0.95	$0.42

      The fair value of the Company’s stock options included in the preceding pro forma amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	June 30,

	2004	2003

Risk free interest rate	3.3%	2.6%
Expected life of option	5 years	5 years
Volatility	40%	42%
Expected dividend yield	0%	0%

Note 3 — Merger with Apogent Technologies Inc.

      The board of directors of Fisher and the board of directors of Apogent Technologies Inc. (“Apogent”) agreed to a strategic combination of the two companies under the terms of an Agreement and Plan of Merger, dated as of March 17, 2004 and amended as of April 16, 2004 by and among Fisher, Fox Merger Corporation, and Apogent. On August 2, 2004 we completed the merger in an approximately $4.0 billion tax-free, stock-for-stock exchange. In the merger Apogent shareholders received 0.56 shares of Fisher Scientific common stock for each share of Apogent common stock they owned. Upon completion of the merger, Apogent became a direct, wholly-owned subsidiary of Fisher.

      The following unaudited pro forma financial information presents the results of operations as if the Apogent merger had occurred at the beginning of 2003. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company’s results of

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

operations that would actually have been achieved had the acquisition been completed for the periods presented, or that may be achieved in the future (in millions, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Sales	$1,319.4	$1,104.5	$2,586.0	$2,174.2
Net income	$77.6	$66.8	$144.3	$94.7
Net income per common share:
Basic	$0.68	$0.63	$1.26	$0.90
Diluted	$0.63	$0.60	$1.18	$0.85

Note 4 — Acquisitions

      The Company has acquired all outstanding stock of Perbio Science AB (“Perbio”), a Swedish company, as part of a public tender offer pursuant to the rules of the Stockholm Stock Exchange. Perbio manufactures and sells consumable tools for protein-related research and protein-based biopharma drug production, primarily to customers within the United States. The total purchase price was approximately $697 million in cash plus assumed net debt of approximately $44 million and was financed principally through the sale of $300 million principal amount of 2.50% convertible senior notes, the issuance and sale of $150 million principal amount of 8% senior subordinated notes and the borrowing of an additional $250 million of term loans under the Company’s senior credit facility. The cell culture and bioresearch divisions of Perbio have been included in the scientific products and services segment and the medical device division of Perbio has been included in the healthcare products and services segment from the date of acquisition.

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

(In millions)
Current Assets	$147.6
Property, plant and equipment	62.8
Intangible assets	117.8
Goodwill	485.8

Total assets acquired	814.0

Current liabilities	47.1
Other liabilities	26.3

Total liabilities assumed	73.4

Net assets acquired	$740.6

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

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

for information purposes only and does not purport to be indicative of the Company’s results of operations that would actually have been achieved had the acquisition been completed for the period presented, or that may be achieved in the future (in millions, except per share amounts).

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Sales	$926.5	$1,818.1
Net income	$33.6	$30.1
Net income per common share:
Basic	$0.61	$0.55
Diluted	$0.58	$0.52

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Sales	$1,057.1	$903.5	$2,098.3	$1,774.1
Net income	$45.4	$35.4	$81.2	$36.1
Net income per common share:
Basic	$0.71	$0.65	$1.27	$0.66
Diluted	$0.66	$0.61	$1.19	$0.62

      On April 1, 2004, the Company acquired Dharmacon, Inc. (“Dharmacon”). Dharmacon focuses on RNA technology, including RNA interference (“RNAi) and small interfering RNA (“siRNA”). RNA is a tool for life-science research that increases the efficiency of the drug discovery process. The purchase price was approximately $80 million of cash. In connection with this transaction, exercisable options to purchase Dharmacon common stock were converted at fair market value into the right to receive 57,713 shares of Fisher common stock, issued from treasury stock. The results of Dharmacon have been included in the scientific products and services segment from the date of acquisition.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5 — Inventories

      The following is a summary of inventories by major category (in millions):

	June 30,	December 31,
	2004	2003

Raw materials	$65.4	$64.2
Work in process	24.9	22.6
Finished products	294.1	268.6

Total	$384.4	$355.4

Note 6 — Goodwill and Other Intangible Assets

      The following is a reconciliation of changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2004 (in millions):

	Scientific	Healthcare
	Products and	Products and	Laboratory
	Services	Services	Workstations	Total

Balance as of December 31, 2003	$844.3	$109.6	$53.0	$1,006.9
Acquisitions(a)	269.5	0.4	—	269.9
Effect of foreign currency change	(8.7)	—	—	(8.7)

Balance as of June 30, 2004	$1,105.1	$110.0	$53.0	$1,268.1

(a)	The allocation of the purchase price for the Dharmacon, Oxoid and Perbio acquisitions have been made based upon management estimates and third-party valuations that have not been finalized. Accordingly, the purchase price allocations are preliminary and revisions may be necessary.

      The following is a summary of other intangible assets that are subject to amortization (in millions):

	June 30,	December 31,
	2004	2003

Customer lists (net of accumulated amortization of $10.2 million and $7.5 million at June 30, 2004 and December 31, 2003, respectively)	$55.7	$19.7
Non-compete agreements (net of accumulated amortization of $19.8 million and $18.3 million at June 30, 2004 and December 31, 2003, respectively)	1.7	3.2
Patents and tradenames (net of accumulated amortization of $11.4 million and $9.9 million at June 30, 2004 and December 31, 2003, respectively)	17.6	8.5
Other amortizable intangible assets (net of accumulated amortization of $17.7 million and $13.6 million at June 30, 2004 and December 31, 2003, respectively)	74.1	66.7

Amortizable other intangible assets, net of accumulated amortization	$149.1	$98.1

      For the three and six months ended June 30, 2004, the Company recorded amortization expense of $5.7 million and $9.8 million, respectively, related to amortizable other intangible assets. For the three and six months ended June 30, 2003 the Company recorded amortization expense of $2.0 million and $4.0 million, respectively, related to amortizable other intangible assets.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The estimated amortization expense for each of the five succeeding years and thereafter is as follows (in millions):

For the Year Ended December 31,

2004(a)	$12.4
2005	20.5
2006	20.1
2007	19.5
2008	19.4
Thereafter	57.2

(a)	Amount represents estimated amortization expense for the remaining six months ending December 31, 2004.

      As of June 30, 2004 and December 31, 2003, the Company had indefinite-lived intangible assets in the scientific products and services segment of $188.0 million and $130.8 million, respectively. As of June 30, 2004 and December 31, 2003, the Company had indefinite-lived intangible assets in the healthcare products and services segment of $12.1 million. Indefinite-lived intangible assets consist of tradenames acquired through the Company’s acquisitions of Cole-Parmer and MAS in 2001, Maybridge in 2002 and Perbio in 2003.

Note 7 — Accounts Payable

      The Company maintains a zero-balance cash management system for its U.S. accounts payable. Accordingly, included in accounts payable at June 30, 2004 and December 31, 2003, are approximately $115.3 million and $64.0 million, respectively, of checks that did not clear the bank.

Note 8 — Debt

      The following is a summary of debt obligations as of June 30, 2004 and December 31, 2003 (in millions):

	June 30,	December 31,
	2004	2003

Term Facility	$360.0	$440.0
7 1/8% notes due 2005	0.4	0.4
2.50% Convertible Senior Notes due 2023 convertible at $47.46 per share	300.0	300.0
Other Debt	32.0	36.2
3.25% Convertible Senior Subordinated Notes due 2024 convertible at $80.40 per share	330.0	—
8 1/8% Senior Subordinated Notes due 2012 (includes $6.1 million and $6.4 million of premiums at June 30, 2004 and December 31, 2003, respectively)	310.1	310.4
8% Senior Subordinated Notes due 2013 (includes $10.7 million and $11.1 million of premiums at June 30, 2004 and December 31, 2003, respectively)	310.7	311.1

Total debt	1,643.2	1,398.1
Less: short-term portion	(10.6)	(12.0)

Total long-term debt	$1,632.6	$1,386.1

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      On February 12, 2004, the Company amended its existing $225 million receivables securitization facility extending the facility’s maturity date to February 2005. All other material terms and conditions remain unchanged from the receivables securitization facility entered into in February 2003. As of June 30, 2004 $20.6 million was sold under the securitization facility.

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

Note 9 — Other Expense, Net

      Other expense for the three and six months ended June 30, 2004, includes a $2.2 million charge associated with the termination of a foreign currency contract. During the six months ended June 30, 2003, in connection with our debt refinancing, we recorded a charge of $45.6 million consisting of $27.3 million of call premiums and $18.3 million for the write-off of deferred financing fees, a $3.7 million charge to mark-to-market certain financial instruments, all of which were partially offset by $1.4 million of dividend income from an investment in preferred stock.

Note 10 — Employee Benefit Plans

      The Company has defined benefit pension plans available to substantially all employees that are either fully paid for by the Company or provide for mandatory employee contributions as a condition of participation. The Company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During the six months ended June 30, 2003, the Company made a voluntary contribution of $10 million to the U.S. plans. No contributions to the pension plans were required during the quarter ended

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

June 30, 2004, and the Company does not currently expect to be required to contribute to its pension plans for the remainder of 2004.

      The net periodic pension benefit cost (income) and postretirement healthcare benefit cost (income) includes the following components for the three and six months ended June 30, 2004 and 2003, respectively, (in millions):

	Three Months Ended June 30,

			Other
			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Components of net periodic benefit (income) cost
Service cost	$3.6	$3.2	$0.1	$0.1
Interest cost	5.4	4.8	0.4	0.4
Expected return on plan assets	(7.1)	(6.2)	—	—
Amortization of unrecognized net (gain) loss	0.1	0.1	(0.4)	(0.6)
Amortization of unrecognized prior service benefit	0.3	(0.1)	(0.6)	(0.4)
Recognized net actuarial (gain) loss	0.2	—	—	—
Settlement/curtailment (gain) loss	0.4	0.3	—	—

Net periodic benefit (income)	$2.9	$2.1	$(0.5)	$(0.5)

	Six Months Ended June 30,

			Other
			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Components of net periodic benefit (income) cost
Service cost	$7.3	$6.4	$0.2	$0.1
Interest cost	10.8	9.6	0.8	0.7
Expected return on plan assets	(14.3)	(12.4)	—	—
Amortization of unrecognized net (gain) loss	0.2	0.2	(0.9)	(1.1)
Amortization of unrecognized prior service benefit	0.6	(0.2)	(1.1)	(0.8)
Recognized net actuarial (gain) loss	0.4	—	—	—
Settlement/curtailment (gain) loss	0.8	0.6	—	—

Net periodic benefit (income) cost	$5.8	$4.2	$(1.0)	$(1.1)

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11 — Earnings Per Share

      The following table sets forth basic and diluted earnings per share computational data for the three months ended June 30, 2004 and 2003 (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Weighted average common shares outstanding used in computing basic net income per common share	64.2	54.8	63.9	54.8
Common stock equivalents(a)	4.7	3.5	4.6	3.4

Weighted average common shares outstanding used in computing diluted net income per common share	68.9	58.3	68.5	58.2

(a)	The weighted average amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three and six months ended June 30, 2004 was 0.1 million and 0.5 million respectively, and for the three and six months ended June 30, 2003 was 1.6 million and 1.6 million, respectively.

      As of July 16, 2004, our 2.50% convertible senior notes with an initial conversion price of $47.46 may be converted into shares of our common stock. The Company’s common stock closed above 120% of the initial conversion price of the notes (representing a contingent conversion price of $56.95) for 20 of 30 consecutive trading days, resulting in a conversion event. The dilutive effect of these notes has been included in the diluted weighted average common shares outstanding used in computing diluted net income per share for the three and six months ended June 30, 2004. By application of the treasury stock method, 0.1 million shares have been included in the diluted weighted-average common shares outstanding. By application of the treasury stock method, 1.1 million shares on a full-year basis would be included in the weighted average common shares outstanding at 120% of the initial conversion price.

      The Company’s 3.25% convertible senior subordinated notes, with an initial conversion price of $80.40, are not yet convertible. Once the notes become convertible, the dilutive effect of the convertible notes shall be reflected in diluted EPS. By application of the treasury stock method 0.7 million shares on a full-year basis would be included in the weighted average common shares outstanding used in computing diluted net income per share at 120% of the initial conversion price for these notes (representing a contingent conversion price of $96.48).

      Upon conversion, the Company will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. It is the Company’s current intention to satisfy its obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. The Company’s ability to deliver cash at the time of conversion will be subject to many factors, including the amount of cash the Company has available to it, whether the agreements governing the Company’s indebtedness would permit such a cash settlement, the Company’s then existing cash needs, and other factors.

Note 12 — Segment Information

      The Company reports financial results on the basis of three reportable segments: scientific products and services, healthcare products and services and laboratory workstations. The Company reviews segment information for sales and operating income excluding items that the Company considers nonrecurring to the

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company’s operations. Selected segment financial information for the three and six months ended June 30, 2004 and 2003 is presented below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Sales:
Scientific products and services	$790.6	$599.4	$1,532.6	$1,171.6
Healthcare products and services	228.4	213.6	463.8	429.6
Laboratory workstations	43.4	55.8	81.8	105.7
Eliminations	(4.8)	(4.3)	(9.6)	(9.0)

Total	$1,057.6	$864.5	$2,068.6	$1,697.9

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Income from operations:
Scientific products and services	$76.2	$54.3	$142.8	$102.8
Healthcare products and services	15.3	9.0	27.4	18.8
Laboratory workstations	1.3	3.8	1.1	6.4
Eliminations	—	(0.1)	—	(0.2)

Segment sub-total	92.8	67.0	171.3	127.8
Inventory step-up	(5.7)	—	(15.9)	—
Non-recurring integration related costs	(1.5)	—	(1.5)	—

Total	$85.6	$67.0	$153.9	$127.8

      The Company recorded charges of $5.7 million and $15.9 million for the three and six months ended June 30, 2004, respectively, for the step-up of inventory to the acquired fair value related to the Company’s acquisitions of Perbio, Oxoid and Dharmacon. The Company also recorded a charge of $1.5 million for the three months ended June 30, 2004 for non-recurring Apogent integration related costs.

Note 13 — Recent Accounting Pronouncements

      In April 2004, the FASB issued Staff Position No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP 129-1”). FSP 129-1 requires additional quantitative and qualitative disclosure regarding the nature of the contingency and the potential impact of contingently convertible securities. The adoption of this pronouncement did not have a material effect on the Company’s financial position or results of operations.

      The Emerging Issues Task Force (“EITF”) reached a tentative consensus at its July meeting on the draft abstract for EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). EITF 04-8 would require contingently convertible debt to be included in diluted earnings per share computations, if dilutive, regardless of whether a conversion event has occurred. The effective date would be reporting periods ending on or after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be restated to conform to this consensus.

Note 14 — Subsequent Events

      On August 3, 2004, the Company offered and sold, in a private placement pursuant to Rule 144A, $300 million principal amount of 6 3/4% Senior Subordinated Notes due 2014. The Company used the

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

proceeds from this offering, together with a portion of its available cash and borrowings under the Company’s new credit facility to repay Apogent’s 6 1/2% Senior Subordinated Notes due 2013 (including payments to holders of these notes for tendering notes and delivering consents pursuant to an amended offer to purchase and consent solicitation statement dated July 13, 2004), and to repay related fees and expenses and for general corporate purposes.

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

Overview

      Our most recent acquisitions of Oxoid and Dharmacon were completed in March 2004 and April 2004, respectively. Oxoid is a manufacturer of microbiological culture media and other diagnostic products that test for bacterial contamination. Dharmacon is a manufacturer of RNA tools used in life-science research that increase the efficiency of the drug-discovery process.

      Sales for the three months ended June 30, 2004 increased approximately 22%. Approximately 2 percentage points of this growth is attributable to the effect of foreign currency translation and, approximately 7 percentage points of this growth is organic with the remainder related to our acquisitions of Perbio, Oxoid and Dharmacon. Included in income from operations for the second quarter of 2004 are charges for the step-up of inventory to the acquired fair value for our Oxoid and Dharmacon acquisitions and integration costs related to the Apogent transaction totaling $7.2 million. Income from operations, excluding these charges, increased approximately 38.5% to $92.8 million, or 8.8% of sales, compared with $67.0 million, or 7.8% of sales, for the same period a year-ago. We generated approximately $71 million in cash from operations for the three months ended June 30, 2004 compared with approximately $44 million in the corresponding period in 2003.

      On August 2, 2004 we completed the approximately $4.0 billion merger with Apogent that we had announced on March 17, 2004. In a tax-free, stock-for-stock exchange, Apogent shareholders received 0.56 shares of Fisher Scientific common stock for each share of Apogent common stock they owned. Apogent is a leading developer and manufacturer of products for the clinical and research industries.

      We believe the combination of Fisher with Apogent will result in several strategic benefits, including providing us with an enhanced:

•	Life-science market position. Our life-science footprint will grow substantially as a result of this combination. In addition, Apogent’s wide range of consumable products for protein based research and other drug discovery applications will enhance our life-sciences portfolio.

•	Biopharma-production and diagnostic-reagent offering. The combination of us with Apogent will strengthen our offerings in biopharma-production and diagnostic-reagents.

•	Global market presence. Apogent has manufacturing operations throughout the world that will complement and enhance our existing worldwide distribution and supply network.

      We also anticipate that the transaction will result in several key financial benefits, including:

•	Enhanced margins. We expect higher-margin, proprietary products to approximate 60 percent of our total annual sales. Accordingly, we project that our operating margins will increase as a result of the combination.

•	Synergy opportunities. We expect to achieve approximately $55 million of cost savings and other benefits in 2005. We believe that the potential annual synergies could reach $100 million on an annualized basis by the end of 2006. These synergies will come from, among other things, facility consolidations, sourcing opportunities, administrative efficiencies and the elimination of duplicative marketing and distribution functions.

•	Earnings and revenue growth. We believe that our revenue and earnings will be enhanced as a result of the combination with Apogent.

•	Strong operating cash flow. We anticipate cash flow from operations will significantly increase as a result of the transaction contemplated by the merger agreement and will result in increased financial flexibility which will enhance our ability to pursue strategic growth opportunities.

      Upon consummation of the merger certain financing transactions occurred. We entered into a new credit facility to replace our existing credit facility, to pay off other existing indebtedness, to provide working capital and for general corporate purposes. On August 3, 2004, Apogent also completed exchange offers for its $345 million aggregate principal amount of Floating Rate Convertible Contingent Debt Securities due 2033 and for its $300 million aggregate principal amount of 2.25% Senior Convertible Contingent Securities due 2021. Concurrently with the exchange offers, Apogent completed a cash tender offer for its $250 million aggregate principal amount of 6 1/2% senior subordinated notes due 2013. We offered and sold, in a private placement pursuant to Rule 144A, $330 million of our 6 3/4% senior subordinated notes due 2014 to repay Apogent’s 6 1/2% senior subordinated notes tendered.

Results of Operations

     Sales

      The following table presents sales and sales growth by reportable segment for the three and six months ended June 30, 2004 and 2003 (dollars in millions):

	Three Months Ended June 30,

	2004		2003

		Sales		Sales
	Sales	Growth	Sales	Growth

Scientific products and services	$790.6	31.9%	$599.4	5.5%
Healthcare products and services	228.4	6.9%	213.6	7.0%
Laboratory workstations	43.4	(22.2)%	55.8	18.0%
Eliminations	(4.8)		(4.3)

Total	$1,057.6	22.3%	$864.5	6.7%

	Six Months Ended June 30,

	2004		2003

		Sales		Sales
	Sales	Growth	Sales	Growth

Scientific products and services	$1,532.6	30.8%	$1,171.6	5.6%
Healthcare products and services	463.8	8.0%	429.6	8.2%
Laboratory workstations	81.8	(22.6)%	105.7	17.6%
Eliminations	(9.6)		(9.0)

Total	$2,068.6	21.8%	$1,697.9	7.1%

      Sales growth rates for the three and six months ended June 30, 2004 were favorably impacted by foreign exchange translation totaling $16.4 million and $43.9 million, respectively. Our organic growth rate excluding the impact of foreign exchange translation during the three months ended June 30, 2004 improved to approximately 7% from approximately 3% in the comparable period of 2003. For the six months ended June 30, 2004, our organic growth rate excluding the impact of foreign exchange translation improved to approximately 8% from 4% in the prior year. For the three and six months ended June 30, 2004, the increase in our organic growth rate was primarily attributable to increased sales to our U.S. biotechnology and international customers, increased demand for safety-related products, and continued demand for clinical laboratory products, partially offset by an expected decline in sales in our laboratory workstations segment. The remainder of our growth rate for the three and six months ended June 30, 2004 was attributable to our acquisitions of Perbio, Oxoid and Dharmacon.

      Scientific Products and Services. Sales growth rates for the three and six months ended June 30, 2004 were favorably impacted by foreign exchange translation totaling $15.9 million and $42.4 million, respectively. Our organic growth rate, excluding the impact of foreign currency translation, for the three months ended June 30, 2004 improved to approximately 12% from low single digits in the comparable period of 2003. Our organic growth rate excluding the impact of foreign exchange translation during the six months ended June 30, 2004 improved to approximately 12% from low single digits in the comparable period of 2003. The increase in our organic growth rate in 2004 was attributable to continued strong sales to our academic and pharmaceutical customers increased sales to our U.S. biotechnology and international customers, as well as increased demand for safety-related products, that includes purchases by government entities through domestic preparedness and bioterrorism-readiness initiatives.

      Healthcare Products and Services. The effect of foreign exchange is not significant to our healthcare products and services segment as sales are primarily to customers within the U.S. Organic sales growth for the three months ended June 30, 2004 was approximately 3%. The organic sales growth reflects continued strong demand for clinical laboratory products partially offset by our ongoing efforts to drive operating income improvement in this segment, notwithstanding the impact on revenue growth. Sales growth for the six months ended June 30, 2004 was equally attributable to an increase in demand for clinical laboratory products and the acquisition of the Perbio medical devices business. For comparative purposes the second half organic growth rates are expected to be negatively impacted by the impact of last year’s strong flu season.

      Laboratory Workstations. As expected, the sales growth rate decreased for the three and six months ended June 30, 2004, due to the timing of projects and slower market demand for smaller projects. Order activity did improve during the second quarter of 2004 with backlog at approximately $124.8 million at June 30, 2004, compared with $109.4 million a year-ago.

     Income from Operations

      The following table presents income from operations and income from operations as a percentage of sales by reportable segment for the three months ended June 30, 2004 and 2003 (dollars in millions):

	Three Months Ended June 30,

			Income from
			Operations as
	Income from		a Percentage
	Operations		of Sales

	2004	2003	2004	2003

Scientific products and services	$76.2	$54.3	9.6%	9.1%
Healthcare products and services	15.3	9.0	6.7%	4.2%
Laboratory workstations	1.3	3.8	3.0%	6.8%
Eliminations	—	(0.1)

Segment subtotal	92.8	67.0	8.8%	7.8%
Inventory step-up	(5.7)	—
Non-recurring integration related costs	(1.5)	—

Total	$85.6	$67.0	8.1%	7.8%

	Six Months Ended June 30,

			Income from
			Operations as
	Income from		a Percentage
	Operations		of Sales

	2004	2003	2004	2003

Scientific products and services	$142.8	$102.8	9.3%	8.8%
Healthcare products and services	27.4	18.8	5.9%	4.4%
Laboratory workstations	1.1	6.4	1.3%	6.1%
Eliminations	—	(0.2)

Segment subtotal	171.3	127.8	8.3%	7.5%
Inventory step-up	(15.9)	—
Non-recurring integration related costs	(1.5)	—

Total	$153.9	$127.8	7.4%	7.5%

      The Company recorded a charge of $5.7 million and $15.9 million for the three and six months ended June 30, 2004, respectively, for the step-up in inventory related to the Company’s acquisitions of Perbio, Oxoid and Dharmacon. The Company also recorded a charge of $1.5 million for the three months ended June 30, 2003 for costs related to the Apogent transaction. Excluding these charges, for the three and six months ended June 30, 2004 income from operations as a percentage of sales was 8.8% and 8.3%, respectively. The increase in income from operations as a percentage of sales is attributable to improvements in organic operating margins as well as our acquisitions.

      Scientific Products and Services. The 50 basis point increase in operating margins reflect contributions from recent acquisitions and margin improvement in our distribution business, partially offset by increased investments to accelerate growth initiatives to strengthen our technical selling capability and enhance our applications-based product development capabilities targeted toward the life-science and biopharmaceutical production markets.

      Healthcare Products and Services. The increase in income from operations as a percentage of sales for the three months ended June 30, 2004 was primarily attributable to ongoing initiatives to improve organic operating income as well as the acquisition of Perbio’s medical device business.

      Laboratory Workstations. The expected decrease in income from operations as a percentage of sales for the three months ended June 30, 2004 was attributable to lower sales in 2004 versus 2003 as a result of the timing of projects.

Interest Expense

      Interest expense for the three and six months ended June 30, 2004 was $23.0 million and $45.0 million, respectively, an increase of $6.4 million and $6.1 million, respectively, from the comparable periods in 2003. The increase in interest expense is attributable to an overall increase in our total debt balance primarily associated with the issuance of $630 million of convertible debt, offset partially by a decrease in interest rates.

Other Expense, Net

      Other expense for the three and six months ended June 30, 2004, includes a $2.2 million charge associated with the termination of a foreign currency contract. During the six months ended June 30, 2003, in connection with our debt refinancing, we recorded a charge of $45.6 million consisting of $27.3 million of call premiums and $18.3 million for the write-off of deferred financing fees, a $3.7 million charge to mark-to-market certain financial instruments, all of which were partially offset by $1.4 million of dividend income from an investment in preferred stock.

Income Tax Provision

      Our effective tax rate for the six months ended June 30, 2004 was 28%, down from 30% for the corresponding period in 2003, and reflects the ongoing implementation of tax planning initiatives. The overall tax provision for the three and six months ended June 30, 2004 of $16.8 million, or 27.3%, and $29.2 million, or 26.9% includes a tax benefit on nonrecurring charges associated with the Perbio, Oxoid, and Dharmacon acquisitions as well as integration related costs.

     Liquidity and Capital Resources

      During the six months ended June 30, 2004, cash generated from operating activities was $136.9 million compared with $100.0 million for the comparable period in 2003. The increase in cash from operations in 2004 was related to an increase in net income and continued improvements in working capital management.

      During the six months ended June 30, 2004, we used $451.6 million of cash for investing activities compared with $40.2 million for the comparable period in 2003. The increase in cash used in investing activities is primarily attributable to the acquisitions of Oxoid and Dharmacon in March and April 2004, respectively, as well as capital spending associated with Perbio facility expansions.

      During the six months ended June 30, 2004, financing activities generated $284.7 million of cash compared with using $51.6 million of cash for the comparable period in 2003. During the first half of 2004 we completed the following financing transactions:

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

      Following the end of the second quarter June 30, 2004, we completed certain financing transactions, which we refer to as the “Subsequent Transactions.” The Subsequent Transactions include the following:

•	The issuance and sale on August 3, 2004 of $300 million of our 6 3/4% senior subordinated notes due 2014. These notes were issued pursuant to Rule 144A. We used the proceeds from this offering to repay Apogent’s 6 1/2% senior subordinated notes due 2013.

      In connection with the merger of Apogent with and into Fisher, Fisher and Apogent engaged in a number of financing transactions, which we refer to as the “Apogent Refinancing Transactions.” The Apogent Refinancing Transactions include the following:

•	Fisher entered into a new credit facility (the “New Credit Facility”) to replace our existing credit facility, to pay off other existing indebtedness (including indebtedness of our subsidiaries), to provide working capital and for general corporate purposes. The New Credit Facility consists of (i) a $500 million revolving credit facility (the “New Revolving Credit Facility”) and (ii) a $700 million term loan facility (the “New Term Loan Facility”) in three tranches: (A) a $250 million tranche (Tranche A-1”), (B) a $300 million tranche (“Tranche A-2”) and currently not funded (C) a $150 million tranche (“Tranche B”). In addition, we will have the ability, upon satisfaction of certain conditions, to request incremental term loans from the lenders under the New Credit Facility. Fisher’s obligations under the New Credit Facility as well as certain swap and other similar agreements with the lenders under the New Credit Facility and their affiliates will be guaranteed by certain of Fisher’s existing and future direct and indirect material domestic subsidiaries (other than subsidiaries of Apogent). The obligations of Fisher and the subsidiary guarantors will be secured by a pledge of the stock or other ownership interests of all material subsidiaries that are direct subsidiaries of Fisher or any guarantor (limited to a pledge of 65% of the equity interests of foreign subsidiaries and “controlled foreign corporations”).

•	Apogent completed an exchange offer for its $345 million aggregate principal amount of Floating Rate Senior Convertible Contingent Debt Securities due 2033, which are referred to as the Floating Rate CODES. The exchange offer of the Floating Rate CODES aligns the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt. $344.55 million aggregate principal amount representing 99.9 percent of the outstanding principal amount of the Floating Rate CODES have been tendered for exchange. Apogent has accepted all tendered Floating Rate CODES and, in exchange, has issued a like principal amount of Floating Rate Convertible Senior Debentures and paid an exchange fee of 0.50 percent of the principal amount of the securities tendered. In addition, Apogent paid a consent fee of 0.60 percent to not register the notes as required per the original registration rights agreement. Neither Fisher nor Apogent received any proceeds from the issuance of the new debenture in the exchange offer.

•	Apogent completed an exchange offer for its $300 million aggregate principal amount of 2.25% Senior Convertible Contingent Debt Securities due 2021, which are referred to as the 2.25% CODES. The exchange offer of the 2.25% CODES aligns the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt. $298.84 million aggregate principal amount representing 99.6 percent of the outstanding principal amount of the 2.25% CODES have been tendered for exchange. Apogent has accepted all tendered 2.25% CODES and, in exchange, has issued a like principal amount of 2.25% Senior Convertible Contingent Debt Securities and paid an exchange fee of 0.50 percent of the principal amount of the securities tendered. Neither Fisher nor Apogent received any proceeds from the issuance of the new debenture in the exchange offer.

•	Apogent completed a cash tender offer and a concurrent consent solicitation to amend the indenture for the 6 1/2% senior subordinated notes in order to eliminate most of the restrictive covenants in that indenture for any and of all of its outstanding $250 million aggregate principal amount of 6 1/2% senior subordinated notes due 2013. Apogent has accepted for payment $249.55 million aggregate principal amount representing 99.8 percent of the outstanding principal amount of the 6 1/2% senior subordinated notes due 2013. The purchase price for the notes was $1,107.50 in cash per $1,000 principal amount, plus accrued and unpaid interest.

•	Apogent, has outstanding approximately $7 million aggregate principal amount of 8% senior notes due 2011 that we do not expect to refinance.

      The following table sets forth our capitalization as of June 30, 2004 on an actual basis and as adjusted to reflect the Subsequent Transactions as well as the Apogent Refinancing Transactions.

      You should read this table along with our financial statements and related notes included elsewhere herein.

      As of June 30, 2004, we had the ability to borrow an aggregate of $366.2 million under our accounts receivable securitization facility and revolving credit facility.

	As of June 30, 2004

	Actual	As Adjusted

	(in millions)
Debt, including short-term debt:
Revolving credit facility(a)	$—	$—
New multi-year secured credit facility	—	400.0
Term loan facility	360.0	—
Other	32.0	55.1
7 1/8% notes due 2005	0.4	0.4
2.50% convertible senior notes due 2023	300.0	300.0
3.25% convertible senior subordinated notes due 2024	330.0	330.0
8 1/8% senior subordinated notes due 2012	310.1	310.1
8% senior subordinated notes due 2013	310.7	310.7
2.25% senior convertible contingent debentures	—	298.8
2.25% CODES	—	1.2
Floating senior convertible contingent debentures	—	344.6
Floating CODES	—	0.4
8% senior notes due 2011	—	7.1
6 3/4% senior subordinated notes due 2014	—	300.0
6 1/2% senior subordinated notes due 2013	—	0.4

Total debt(b)	1,643.2	2,658.8
Stockholders’ equity	680.2	3,624.8

Total capitalization	$2,323.4	$6,283.6

(a)	The $190.0 million revolving credit facility is available for working capital and general corporate purpose. As of June 30, 2004, approximately $28.2 million of this facility was utilized for outstanding letters of credit. As adjusted, the revolving credit facility under the New Credit Facility is $500.0 million, and $36.9 million was utilized for outstanding letters of credit.

(b)	Total debt does not include $20.6 million sold through our accounts receivable securitization facility at June 30, 2004.

      In April 2003, the Company entered into various pay-fixed interest rate swaps to hedge a portion of the variability of cash flows related to changes in interest rates on borrowings of variable rate debt obligations. The interest rate swaps have a notional value of $200 million and expire at various dates between March 2008 and March 2010.

      The following table summarizes maturities for our significant financial obligations as adjusted to reflect the Subsequent Transactions, as well as the Apogent Refinancing Transactions as of June 30, 2004 (in millions):

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt, including short-term debt(a)	$2,657.1	$22.9	$14.7	$98.2	$2,521.3
Capital lease obligations	1.7	0.8	0.9	—	—
Operating leases	233.3	43.8	66.9	50.8	71.8
Unconditional purchase obligations(b)	16.2	13.2	3.0	—	—
Other long-term liabilities reflected on the balance sheet(s)(c)	14.0	—	6.8	3.1	4.1

Total Contractual Obligations	$2,922.3	$80.7	$92.3	$152.1	$2,597.2

(a)	Amounts represent the expected cash payments for our debt and do not include any unamortized discounts or premiums and deferred issuance costs.

(b)	Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty.

(c)	Includes only long-term liabilities where both the timing and amount of payment streams are known.

      In addition to the contractual obligations noted above, the Company has outstanding standby letters of credit totaling $28.2 million expiring over the next year.

      We expect to satisfy our short-term funding requirements from free operating cash flow, together with cash and cash equivalents on hand or available borrowings through our Credit Facility. A change in demand for the Company’s goods and services, while unlikely, would reduce free operating cash flow available to fund our operations. If such a decrease in demand were significant and free operating cash flow were reduced significantly, we could utilize the Receivables Securitization facility (see “Item 8 — Financial Statements and Supplementary Data — Note 21 Subsequent Events” in the Company’s Form 10-K for the year ended December 31, 2003) to the extent that we have qualified receivables to sell through the facility. We believe that these funding sources are sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. We may seek to raise additional funds from public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisition of businesses or products. There can be no assurance that additional funds will be available at all or that, if available, will be obtained at terms favorable to us. Additional financing could also be dilutive.

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

      Convertible Notes — as of July 16, 2004, our 2.50% convertible senior notes, with an initial conversion price of $47.46, may be converted into shares of our common stock. The Company’s common stock closed above 120% of the initial conversion price of the notes (representing a contingent conversion price of $56.95) for 20 of 30 consecutive trading days, resulting in a conversion event. The dilutive effect of these notes has been included in the diluted weighted average common shares outstanding used in computing diluted net income per share for the three and six months ended June 30, 2004. By application of the treasury stock method, 0.1 million shares have been included in the diluted weighted-average common shares outstanding. By application of the treasury stock method, 1.1 million shares on a full-year basis would be included in the weighted average common shares outstanding at 120% of the initial conversion price.

      The Company’s 3.25% convertible senior subordinated notes, with an initial conversion price of $80.40, are not yet convertible. Once the notes become convertible, the dilutive effect of the convertible notes shall be reflected in diluted EPS. By application of the treasury stock method 0.7 million shares on a full-year basis would be included in the weighted average common shares outstanding used in computing diluted net income per share at 120% of the initial conversion price for these notes (representing a contingent conversion price of $96.48).

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

      The Emerging Issues Task Force (“EITF”) reached a tentative consensus at its July meeting on the draft abstract for EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). EITF 04-8 would require contingently convertible debt to be included in diluted earnings per share computations, if dilutive, regardless of whether a conversion event has occurred. The effective date would be reporting periods ending on or after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be restated to conform to this consensus.

      Stock Options — we measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) defines a fair value method of accounting for an employee stock option or similar equity instrument. We determine the fair value of our stock options using the Black-Scholes option-pricing model. Compensation expense as prescribed by SFAS 123 would have been 16% dilutive to our diluted net income per share for the three months ended June 30, 2004. Compensation expense for stock options is anticipated to be approximately 23% dilutive to our diluted net income per share for the year ending December 31, 2004. Excluding the charges related to the step-up of inventory to its acquired fair value for the acquisitions, integration related costs, and the costs associated with terminating a foreign currency contract the dilutive effect of expensing stock options is 14% and 11% for the three months ended June 30, 2004 and including the effect of the Apogent merger for the year ending December 31, 2004, respectively.

Recent Accounting Pronouncements

      For information on recent accounting pronouncements, refer to “Item 1 — Financial Statements — Note 12 — Recent Accounting Pronouncements,” which is incorporated herein by reference.

Item 3 —	Quantitative and Qualitative Disclosures About Market Risk

      We measure our market risk related to our holdings of financial instruments based on changes in interest rates, foreign currency rates and commodities utilizing sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change in these market rates. We used market rates as of June 30, 2004 on our financial instruments to perform this sensitivity analysis. We do not include items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits in the analysis.

      Our primary interest rate exposures relate to cash, fixed and variable rate debt and interest rate swaps and options. The potential loss in fair values is based on an immediate change in the net present values of our interest rate sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would not have had a material impact on our fair values, cash flows or earnings for the three and six months ended June 30, 2004 and 2003.

      Our primary currency rate exposures relate to our intercompany debt, foreign cash and foreign currency forward and option contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in the currency exchange rates would not have had a material impact on the fair values, cash flows or earnings for the three and six months ended June 30, 2004 and 2003.

      Our primary commodity exposures relate to our use of diesel fuel for transportation and natural gas for manufacturing and heating purposes, as well as swaps and options. The potential loss in fair values is based on an immediate change in the net present value of our commodity exposures resulting from a 10% change in market rates. The potential loss in cash flows and earnings would not have had a material impact on our fair values, cash flows or earnings for the three and six months ended June 30, 2004 and 2003.

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

PART II — OTHER INFORMATION

      Item 4 — Submission of Matters to Security Holders

      The Company convened its annual meeting on June 28, 2004 for the purpose of voting on (i) the election of two directors, Michael D. Dingman and Charles A. Sanders, M.D., (ii) the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the current fiscal year and (iii) the adjournment of the annual meeting with respect to voting on the issuance of common stock of the Company in connection with the merger. Proxies for the meeting were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the annual meeting, both Mr. Dingman and Dr. Sanders were elected as directors, each to serve three-year terms, Deloitte & Touche LLP was ratified as the Company’s independent auditors for the current fiscal year and the annual meeting was adjourned after voting on the aforementioned items. The following number of votes were cast with respect to the election of Mr. Dingman: 53,259,689 votes FOR and 5,148,082 votes WITHHELD. The following number of shares were cast with respect to the election of Dr. Sanders: 55,426,959 votes FOR and 2,980,812 votes WITHHELD. In addition, votes cast regarding the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the current fiscal year were as follows: 56,127,395 votes FOR; 2,248,563 votes

AGAINST; and 31,813 abstentions. Votes cast regarding the adjournment proposal were as follows: 58,407,771 votes FOR; 0 votes AGAINST; and 0 abstentions.

      The stockholders of the Company approved the issuance of common stock of the Company in connection with the Merger at a reconvened Annual Meeting of Stockholders held on August 2, 2004. Votes cast regarding the issuance of common stock in connection with the Merger were as follows: 54,324,608 votes FOR; 84,976 votes AGAINST; 389,097 abstentions; and 5,538,912 broker non-votes.

      Item 6 — Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit 4.1 —	Indenture, dated as of August 3, 2004, among Apogent Technologies Inc., Fisher Scientific International Inc. and The Bank of New York, as Trustee, providing for the issuance of Apogent’s Floating Rate Convertible Senior Debentures due 2033**

Exhibit 4.2 —	Indenture, dated as of August 3, 2004, among Apogent, Fisher Scientific International Inc. and The Bank of New York, as Trustee, providing for the issuance of Apogent’s 2.25% Convertible Senior Debentures due 2021**

Exhibit 4.3 —	Supplemental Indenture, dated as of August 2, 2004, to the Indenture dated as of October 10, 2001, among Apogent, Fisher Scientific International Inc. and The Bank of New York, as Trustee**

Exhibit 4.4 —	Supplemental Indenture, dated as of August 2, 2004, to the Indenture dated as of December 17, 2003, among Apogent, Fisher Scientific International Inc. and The Bank of New York, as Trustee relating to Apogent’s Floating Rate Senior Convertible Contingent Debt Securities due 2033**

Exhibit 10.1 —	Guaranty, dated as of August 2, 2004, among Fisher Scientific International Inc., as Borrower, Apogent Technologies Inc., as Guarantor, the other Guarantors named therein, and Bank of America, N.A., as Administrative Agent for the Lenders, as Guaranteed Party**

Exhibit 10.2 —	Pledge Agreement dated as of August 2, 2004 by and among Fisher Scientific International Inc., as Borrower, Apogent Technologies Inc., as Pledgor, the other Pledgors named therein, J.P. Morgan Trust Company, National Association, as Senior Note Trustee and Bank of America, N.A., as Agent for the Lenders, as Secured Party**

Exhibit 10.3 —	Credit Agreement, dated as of August 2, 2004, among Fisher Scientific International Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers, Banc of America Securities LLC, Deutsche Bank Securities Inc. and Credit Suisse First Boston, acting through its Cayman Islands Branch or one of its affiliates, as Joint Book Managers, and Deutsche Bank Securities Inc., Credit Suisse First Boston, acting through its Cayman Islands Branch or one of its affiliates, ABN Amro Bank, N.V. and Merrill Lynch Capital Corporation, as Co-Syndication and Co-Documentation Agents*

Exhibit 31.1 —	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2 —	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 —	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2 —	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

      (b) Reports on Form 8-K:

      Fisher filed a current report on Form 8-K, dated April 16, 2004, reporting items 5 and 7, announcing that on April 16, 2004, the Boards of Directors of Fisher and Apogent Technologies Inc. amended and restated the Agreement and Plan of Merger, dated as of March 17, 2004, to reflect certain technical changes made to the Agreement and Plan of Merger.

*	Filed herewith.

**	Incorporated by reference to the like-numbered exhibit to Apogent Technologies Inc.’s Form 10-Q filed on August 9, 2004.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER SCIENTIFIC INTERNATIONAL INC.

/S/ KEVIN P. CLARK

Kevin P. Clark
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 9, 2004