Form 10-Q
period 2004-09-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2004-11-09
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number: 01-10920

Fisher Scientific International Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-0451017 (I.R.S. Employer Identification No.)

One Liberty Lane Hampton, New Hampshire (Address of principal executive offices)	03842 (Zip Code)

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

     The number of shares of Common Stock outstanding at November 5, 2004 was 117,286,982.

FISHER SCIENTIFIC INTERNATIONAL INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF OPERATIONS
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)
Sales	$1,263.0	$890.0	$3,331.6	$2,587.9
Cost of sales	900.1	651.0	2,385.0	1,902.6
Selling, general and administrative expense	269.1	170.9	698.9	489.4
Restructuring expense	1.6	—	1.6	—

Income from operations	92.2	68.1	246.1	195.9
Interest expense	29.6	23.4	74.6	62.3
Other expense, net	54.1	11.6	54.5	59.2

Income before income taxes	8.5	33.1	117.0	74.4
Income tax (benefit) provision	(2.3)	5.4	26.9	14.6

Net income	$10.8	$27.7	$90.1	$59.8

Net income per common share:
Basic	$0.11	$0.50	$1.19	$1.09

Diluted	$0.10	$0.47	$1.11	$1.02

Weighted average common shares outstanding:
Basic	99.2	55.2	75.7	54.9

Diluted	106.0	59.4	81.0	58.5

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

BALANCE SHEET
(In millions, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$296.4	$83.8
Accounts receivable, net	646.4	432.7
Inventories	651.4	355.4
Other current assets	211.9	138.9

Total current assets	1,806.1	1,010.8
Property, plant and equipment	745.0	440.9
Goodwill	4,193.2	1,006.9
Intangible assets	1,044.1	241.0
Other assets	200.5	159.8

Total assets	$7,988.9	$2,859.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$38.1	$12.0
Accounts payable	448.2	377.7
Accrued and other current liabilities	465.4	258.8

Total current liabilities	951.7	648.5
Long-term debt	2,602.5	1,386.1
Other liabilities	560.2	249.4

Total liabilities	4,114.4	2,284.0

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 117,214,223 and 63,218,083 shares issued; and 116,959,248 and 62,955,438 shares outstanding at September 30, 2004 and December 31, 2003, respectively)	1.1	0.6
Capital in excess of par value	4,183.4	964.5
Accumulated deficit	(336.4)	(426.5)
Accumulated other comprehensive income	30.4	40.0
Treasury stock, at cost (254,975 and 262,645 shares at September 30, 2004 and December 31, 2003, respectively)	(4.0)	(3.2)

Total stockholders’ equity	3,874.5	575.4

Total liabilities and stockholders’ equity	$7,988.9	$2,859.4

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$90.1	$59.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	93.1	58.2
Cail premiums and deferred financing charges	54.8	46.5
Deferred income taxes	(2.0)	0.2
Other noncash expenses	1.1	16.2
Restructuring expense	1.6	—
Changes in working capital Accounts receivables, net	(2.3)	(18.6)
Inventories	33.0	26.7
Accounts payable	(0.7)	11.3
Other assets	7.9	(54.0)
Other liabilities	(34.1)	9.3

Cash provided by operating activities	242.5	155.6

Cash flows from investing activities:
Acquisitions, net of cash acquired	(326.2)	(649.0)
Capital expenditures	(57.1)	(50.1)
Purchase of financial instruments		(15.6)
Proceeds from sale of property, plant and equipment	0.2	0.3
Other investments	(2.5)	1.1

Cash used in investing activities	(385.6)	(713.3)

Cash flows from financing activities:
Proceeds from sale of common stock	—	261.0
Proceeds from stock options exercised	92.1	11.5
Long-term debt proceeds	1,016.8	1,308.0
Payments of long-term debt	(704.0)	(728.1)
Changes in short-term debt, net	5.3	(16.6)
Deferred financing costs	(24.5)	(27.1)
Call premiums	(29.7)	(27.3)

Cash provided by financing activities	356.0	781.4

Effect of exchange rate changes on cash and cash equivalents	(0.3)	3.4

Net change in cash and cash equivalents	212.6	227.1
Cash and cash equivalents — beginning of period	83.8	38.8

Cash and cash equivalents — end of period	$296.4	$265.9

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(In millions, except share data)

					Shares To		Accumulated
	Common Stock		Capital in	Shares	Be		Other
			Excess of	Deposited	Distributed	Accumulated	Comprehensive
	Shares	Amount	Par Value	in Trust	From Trust	Deficit	Income (Loss)

	(Unaudited)

Balance at January 1, 2004	63,218,083	$0.6	$964.5	$(25.5)	$25.5	$(426.5)	$40.0
Net income	—	—	—	—	—	90.1	—
Foreign currency translation adjustment	—	—	—	—	—	—	(6.2)
Unrealized investment gains (losses)	—	—	—	—	—	—	2.1
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(5.5)
Subtotal — other comprehensive income
Proceeds from stock options	3,361,630	—	92.1	—	—	—	—
Tax benefit from stock options	—	—	35.2	—	—	—	—
Acquisition of Apogent Technologies Inc.	50,634,510	0.5	3,090.7	—	—	—	—
Acquisition of Treasury Stock	—	—	—	—	—	—	—
Trust activity	—	—	0.9	—	—	—	—

Balance at September 30, 2004	117,214,223	$1.1	$4,183.4	$(25.5)	$25.5	$(336.4)	$30.4

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Treasury Stock, at cost			Other
				Comprehensive
	Shares	Amount	Total	Income

	(Unaudited)

Balance at January 1, 2004	262,645	$(3.2)	$575.4
Net income	—	—	90.1	$90.1
Foreign currency translation adjustment	—	—	(6.2)	(6.2)
Unrealized investment gains (losses)	—	—	2.1	2.1
Unrealized loss on cash flow hedges	—	—	(5.5)	(5.5)

Subtotal — other comprehensive income				$80.5

Proceeds from stock options	—	—	92.1
Tax benefit from stock options	—	—	35.2
Acquisition of Apogent Technologies Inc.	—	—	3,091.2
Acquisition of Treasury Stock	49,843	(3.0)	(3.0)
Trust activity	(57,513)	2.2	3.1

Balance at September 30, 2004	254,975	$(4.0)	$3,874.5

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

     1. Scientific products and services segment is comprised of businesses that provide products and services used for scientific-research, drug-discovery and drug-development applications. The businesses comprising this segment manufacture and distribute a broad range of consumable products, scientific instruments and apparatus and safety products. In addition, the businesses comprising this segment provide pharmaceutical services for clinical trials, contract manufacturing, custom chemical synthesis and a number of other value-added services.

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

     3. Laboratory workstations segment is comprised of businesses that manufacture and sell laboratory furniture and fume hoods and provides lab-design services for pharmaceutical and biotechnology customers, colleges, universities and secondary schools, hospitals and reference labs.

     Certain prior year amounts have been reclassified to conform to their current presentation.

Note 2 — Stock-Based Compensation

     The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of FASB Statement No. 123 (“SFAS No. 148”); therefore, no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under the Company’s stock plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income and net income per common share would have approximated the pro forma amounts indicated below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$10.8	$27.7	$90.1	$59.8
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(7.4)	(4.6)	(21.9)	(12.4)

Net income, pro forma	$3.4	$23.1	$68.2	$47.4

Net income per share
As reported:
Basic	$0.11	$0.50	$1.19	$1.09

Diluted	$0.10	$0.47	$1.11	$1.02

Pro forma:
Basic	$0.03	$0.42	$0.90	$0.86

Diluted	$0.03	$0.39	$0.84	$0.81

     The fair value of the Company’s stock options included in the preceding pro forma amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	September 30,
	2004	2003
Risk free interest rate	3.3%	2.6%
Expected life of option	5 years	5 years
Volatility	39%	41%
Expected dividend yield	0%	0%

Note 3 — Merger with Apogent Technologies Inc.

     On August 2, 2004 we completed an approximately $4.0 billion combination with Apogent in a tax-free, stock-for-stock merger, including the assumption of approximately $1.0 billion of debt. Apogent shareholders received 0.56 shares of Fisher Scientific common stock for each share of Apogent common stock they owned. Upon completion of the merger, Apogent became a wholly-owned subsidiary of Fisher. The results of Apogent have been included in the scientific products and services segment and the healthcare products and services segment from the date of acquisition.

     The Company believes the combination of Fisher with Apogent will result in several strategic benefits, including providing the Company with an enhanced:

•	Life-science market position. The Company’s life-science footprint will grow substantially as a result of this combination. In addition, Apogent’s wide range of consumable products for protein based research and other drug discovery applications will enhance the Company’s life-sciences portfolio.

•	Biopharma-production and diagnostic-reagent offering. The combination of Fisher with Apogent will strengthen the Company’s offerings in biopharma-production and diagnostic-reagents.

•	Global market presence. Apogent has manufacturing operations throughout the world that will complement and enhance the Company’s existing worldwide distribution and supply network.

     The Company also anticipates that the transaction will result in several key financial benefits, including:

•	Enhanced margins. The Company expects higher-margin, proprietary products to approximate 60 percent of its total annual sales. Accordingly, the Company projects that its operating margins will increase as a result of the combination.

•	Synergy opportunities. The Company expects to achieve cost savings and other benefits in 2005 and beyond. These synergies will come from, among other things, facility consolidations, sourcing opportunities, administrative efficiencies and the elimination of duplicative sales, marketing and distribution functions.

•	Earnings and revenue growth. The Company believes that its revenue and earnings will be enhanced as a result of the combination with Apogent.

•	Strong operating cash flow. The Company anticipates cash flow from operations will significantly increase as a result of the transaction and will result in increased financial flexibility which will enhance its ability to pursue strategic growth opportunities.

     The following table summarizes the purchase by Fisher of the outstanding shares of Apogent common stock and the estimated fair values of the assets acquired and liabilities assumed, net of cash and debt acquired. The allocation of purchase price in accordance with SFAS 141 has been made based upon management estimates and third party valuations that have not been finalized. Accordingly, the allocation of purchase price is preliminary and revisions may be made:

(In millions)
Aggregate value of stock consideration (1)	$2,947.0
Value of Apogent stock options assumed by Fisher (2)	144.2

Aggregate consideration	$3,091.2

(In millions)

Current Assets	$658.7

Property, plant, and equipment	268.1

Indefinite-lived intangible assets	360.0

Amortizable intangible assets	334.0

Goodwill	2,925.5

Other assets	49.1

Total assets acquired	4,595.4

Current liabilities	279.2

Other liabilities	1,225.0

Total liabilities assumed	1,504.2

Net assets acquired	$3,091.2

     The allocation of the Apogent purchase price resulted in an allocation to identifiable intangible assets of approximately $694.0 million. The Company's estimated value of intangible assets relates to trademarks, trade names, customer lists, supplier agreements and core technology.

(1)	Represents the value of 50.6 million shares of Fisher common stock, $0.01 par value, issuable for the acquisition of the approximately 90.4 million shares of Apogent common stock outstanding on July 30, 2004. The price per share of Fisher stock of $58.20 was based upon the closing price on July 30, 2004.

(2)	Represents the estimated fair value, based upon a Black-Scholes valuation, of Fisher’s stock options issuable for the conversion of approximately 11.2 million of Apogent stock options outstanding on July 30, 2004. The estimated fair value was calculated using a price of $58.20 for the Fisher common stock.

     The Company also acquired 49,843 shares of common stock deposited in treasury stock in a non-cash exchange.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales	$1,355.8	$1,135.3	$3,941.8	$3,309.5
Net income	$4.2	$(21.7)	$129.6	$54.6
Net income per common share:
Basic	$0.04	$(0.21)	$1.13	$0.52
Diluted	$0.03	$(0.21)	$1.05	$0.49

Note 4 — Acquisitions

     In September 2003, the Company acquired Perbio Science AB (“Perbio”). Perbio manufactures and sells consumable tools for protein-related research and protein-based biopharma drug production, primarily to customers within the United States. The total purchase price was approximately $697 million in cash plus assumed net debt of approximately $44 million and was financed principally through the sale of $300 million principal amount of 2.50% convertible senior notes, the issuance and sale of $150 million principal amount of 8% senior subordinated notes and the borrowing of an additional $250 million of term loans under the Company’s senior credit facility. The cell culture and bioresearch divisions of Perbio have been included in the scientific products and services segment and the medical device division of Perbio has been included in the healthcare products and services segment from the date of acquisition.

     The following table summarizes the fair values of the assets acquired and liabilities assumed from Perbio, net of cash and debt acquired. The allocation of the purchase price for Perbio has been made based upon management estimates and third-party valuations.

(In millions)
Current Assets	$145.5
Property, plant and equipment	62.5
Intangible assets	112.0
Goodwill	494.3

Total assets acquired	814.3

Current liabilities	47.4
Other liabilities	26.3

Total liabilities assumed	73.7

Net assets acquired	$740.6

     The allocation of the Perbio purchase price resulted in an allocation to identifiable intangible assets of $112.0 million. The company valued intangible assets related to trademarks, trade names, customer lists, supplier agreements and core technology. A majority of the intangible assets acquired relate to trademarks and trade names.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales	$1,263.0	$927.8	$3,361.2	$2,701.9
Net income	$10.8	$29.6	$91.3	$65.7
Net income per common share:
Basic	$0.11	$0.54	$1.21	$1.20
Diluted	$0.10	$0.50	$1.13	$1.12

     On April 1, 2004, the Company acquired Dharmacon, Inc. (“Dharmacon”). Dharmacon focuses on RNA technology, including RNA interference (“RNAi”) and small interfering RNA (“siRNA”). RNA is a tool for life-science research that increases the efficiency of the drug discovery process. The purchase price was approximately $80 million and was funded through cash. In connection with this acquisition, the Company transferred 57,513 shares of treasury stock at cost into a rabbi trust at fair market value, with the difference recorded in additional paid in capital. The results of Dharmacon have been included in the scientific products and services segment from the date of acquisition.

Note 5 — Inventories

     The following is a summary of inventories by major category (in millions):

	September 30,	December 31,
	2004	2003
Raw materials	$136.1	$64.2
Work in process	61.3	22.6
Finished products	454.0	268.6

Total	$651.4	$355.4

Note 6 — Goodwill and Other Intangible Assets

     The following is a reconciliation of changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2004 (in millions):

	Scientific Products	Healthcare Products	Laboratory
	and Services	and Services	Workstations	Total
Balance as of December 31, 2003	$844.3	$109.6	$53.0	$1,006.9
Purchase price allocation adjustment	17.3	0.4	—	17.7
Acquisitions (a)	2,255.4	915.7	—	3,171.1
Effect of foreign currency change	(2.5)	—	—	(2.5)

Balance as of September 30, 2004	$3,114.5	$1,025.7	$53.0	$4,193.2

     (a) The allocation of the purchase price for the Apogent, Dharmacon and Oxoid acquisitions have been made based upon management estimates and third-party valuations that have not been finalized. Accordingly, the purchase price allocation are preliminary and revisions may be necessary.

The following is a summary of other intangible assets that are subject to amortization (in millions):

	September 30,	December 31,
	2004	2003
Customer lists (net of accumulated amortization of $15.1 million and $10.2 million at September 30, 2004 and December 31, 2003, respectively)	$189.2	$38.1
Non-compete agreements (net of accumulated amortization of $20.8 million and $18.3 million at September 30, 2004 and December 31, 2003 respectively)	5.4	3.2
Patents and tradenames (net of accumulated amortization of $9.3 million and $8.9 million at September 30, 2004 and December 31, 2003, respectively)	9.0	8.5
Developed technology (net of accumulated amortization of $7.7 million and $2.9 million at September 30, 2004 and December 31, 2003, respectively)	196.6	16.6
Other amortizable intangible assets (net of accumulated amortization of $15.9 million and $8.0 million at September 30, 2004 and December 31, 2003, respectively)	59.2	31.7

	$459.4	$98.1

     For the three and nine months ended September 30, 2004, the Company recorded amortization expense of $9.9 million and $19.7 million, respectively, related to amortizable other intangible assets. For the three and nine months ended September 30, 2003, the Company recorded amortization expense of $3.2 million and $7.2 million, respectively, related to amortizable other intangible assets.

     The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the year ended December 31,
2004(b)	$12.4
2005	$46.9
2006	$46.3
2007	$43.2
2008	$42.5
Thereafter	$268.1

(b) Amount represents estimated amortization expense for the remaining three months ending December 31, 2004.

     As of September 30, 2004 and December 31, 2003, the Company had indefinite-lived intangible assets in the scientific products and services segment of $459.9 million and $130.8 million, respectively. As of September 30, 2004 and December 31, 2003, the Company had indefinite-lived intangible assets in the healthcare products and services segment of $124.8 million and $12.1 million, respectively. Indefinite-lived intangible assets consist of tradenames acquired through the Company’s acquisitions of Cole-Parmer and MAS in 2001, Maybridge in 2002, Perbio in 2003 and Apogent, Oxoid and Dharmacon in 2004.

Note 7 — Accounts Payable

     The Company maintains a zero balance cash management system for its accounts payable. Accordingly, included in accounts payable at September 30, 2004 and December 31, 2003 are approximately $123 million and $64 million, respectively, of checks that did not clear the bank.

Note 8 — Debt

     The following is a summary of debt obligations as of September 30, 2004 and December 31, 2003 (in millions):

	September 30,	December 31,
	2004	2003
Term Facility	$396.5	$440.0
Other Debt	49.1	36.2
7 1/8% notes due 2005	0.1	0.4
2.50% Convertible Senior Notes due 2023 convertible at $47.46 per share	300.0	300.0
3.25% Convertible Senior Notes due 2024 convertible at $80.40 per share	330.0	—
8 1/8% Senior Subordinated Notes due 2012 (includes $6.0 million and $6.4 million of premiums at September 30, 2004 and December 31, 2003, respectively)	310.0	310.4
8% Senior Subordinated Notes due 2013 (includes $10.5 million and $11.1 million of premiums at September 30, 2004 and December 31, 2003, respectively)	310.5	311.1
2.25% senior convertible contingent debentures due 2021	298.8	—
2.25% CODES due 2021	1.0	—
Floating senior convertible contingent debentures due 2033	344.6	—
6 3/4% senior subordinated notes due 2014	300.0	—

Total debt	2,640.6	1,398.1
Less: short-term portion	(38.1)	(12.0)

Total long-term debt	$2,602.5	$1,386.1

     In connection with the acquisition of Apogent, Fisher engaged in a number of financing transactions, which we refer to as the “Fisher Refinancing Transactions.” The Fisher Refinancing Transactions include the following:

     Fisher entered into a new credit facility (the “New Credit Facility’’) to replace its existing credit facility, to pay off other existing indebtedness (including indebtedness of our subsidiaries), to provide working capital and for general corporate purposes. The New Credit Facility consists of (i) a $500 million revolving credit facility (the “New Revolving Credit Facility’’) and (ii) a $700 million term loan facility (the “New Term Loan Facility’’) in three tranches: (A) a $250 million tranche (“Tranche A-1’’), (B) a $300 million tranche (“Tranche A-2’’) currently not funded, and (C) a $150 million tranche (“Tranche B’’). In addition, we have the ability, upon satisfaction of certain conditions, to request incremental term loans from the lenders under the New Credit Facility. Fisher’s obligations under the New Credit Facility as well as certain swap and other similar agreements with the lenders under the New Credit Facility and their affiliates are guaranteed by certain of Fisher’s existing and future direct and indirect material domestic subsidiaries (other than subsidiaries of Apogent). The obligations of Fisher and the subsidiary guarantors are secured by a pledge of the stock or other ownership interests of all material subsidiaries that are direct subsidiaries of Fisher or any guarantor (limited to a pledge of 65% of the equity interests of foreign subsidiaries and “controlled foreign corporations’’).

     Apogent completed an exchange offer for its $345 million aggregate principal amount of Floating Rate Senior Convertible Contingent Debt Securities due 2033 (the “Floating Rate CODES”). The exchange offer for the Floating Rate CODES aligned the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt. 99.9 percent of the outstanding principal amount of the Floating Rate CODES were tendered for exchange with a like principal amount of Floating Rate Convertible Senior Debentures and an exchange fee of 0.50 percent of the principal amount of the securities tendered was paid. In addition, Apogent paid a consent fee to exchanging holders of 0.60 percent to not register the notes as required per the original registration rights agreement. Neither Fisher nor Apogent received any proceeds from the issuance of the new debentures in the exchange offer.

     Apogent completed an exchange offer for its $300 million aggregate principal amount of 2.25% Senior Convertible Contingent Debt Securities due 2021 (the “2.25% CODES”). The exchange offer for the 2.25% CODES aligned the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt. 99.6 percent of the outstanding principal amount of the 2.25% CODES were tendered for exchange with a like principal amount of 2.25% Senior Convertible Contingent Debt Securities and an exchange fee of 0.50 percent of the principal amount of the securities tendered was paid. Neither Fisher nor Apogent received any proceeds from the issuance of the new debt securities in the exchange offer.

     Apogent completed a cash tender offer for the $250 million aggregate principal amount of the 6 1/2% senior subordinated notes due 2013. Apogent has accepted for payment $249.55 million aggregate principal amount representing 99.8 percent of the outstanding principal amount of the 6 1/2% senior subordinated notes due 2013. The purchase price for the notes was $1,107.50 in cash per $1,000 principal amount, plus accrued and unpaid interest. A concurrent consent solicitation amended the indenture for any 6 1/2% senior subordinated notes that remained outstanding to eliminate certain restrictive covenants in that indenture.

     On August 3, 2004 we issued and sold pursuant to Rule 144A $300 million of 6 3/4 % senior subordinated notes due 2014. Fisher used the proceeds from this offering to repay Apogent’s 6 1/2% senior subordinated notes due 2013.

     As of September 30, 2004, the Company had the ability to borrow an aggregate of $683.9 million under the accounts receivable securitization facility and revolving credit facility.

     On March 3, 2004, the Company sold $300 million principal amount of its 3.25% convertible senior subordinated notes due 2023 and, on March 23, 2004, sold an additional $30 million principal amount of these notes due to the exercise of the over-allotment option by the initial purchaser of the notes. These notes are due March 1, 2024 and were sold under a “shelf” registration statement dated September 3, 2003. Interest on the notes is payable on March 1 and September 1 of each year. The notes may be converted into shares of the Company’s common stock under the following circumstances: (1) note holders may convert their notes on any date on or prior to March 1, 2019, if the closing sale price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the first day of such conversion period was more than 120% of the then-current conversion price of the notes; (2) if, on any date after March 1, 2019, the closing sale price of the Company’s common stock is more than 120% of the then-current conversion price of the notes, then note holders will have such conversion right at all times thereafter; (3) the Company has called the notes for redemption; (4) the Company distributes to all or substantially all holders of the Company’s common stock rights, options or warrants entitling them to purchase common stock at less than the closing sale price of the Company’s common stock on the day preceding the declaration for such distribution; (5) the Company distributes to all or substantially all holders of the Company’s common stock cash, assets, debt securities or capital stock, which distribution has a per share value as determined by the Company’s board of directors exceeding 10% of the closing sale price of the Company’s common stock on the day preceding the declaration for such distribution; or (6) during any period in which the credit rating of the notes assigned by Moody’s is Caa2 or lower and by Standard & Poor’s is CCC or lower, or neither Moody’s (or its successors) nor Standard & Poor’s (or its successors) continues to rate the notes. Note holders may also convert their notes into shares of the Company’s common stock for the five business day period after any five consecutive trading day period in which the average trading price for the notes was less than 97% of the average conversion value for the notes during that period. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. It is the Company’s current intention to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. The initial conversion rate is

12.4378 shares of common stock per each $1,000 principal amount of notes. This is equivalent to an initial conversion price of $80.40 per share.

     On February 12, 2004, the Company amended its existing $225 million receivables securitization facility extending the facility’s maturity date to February 2005. All other material terms and conditions remain unchanged from the receivables securitization facility entered into in February 2003. As of September 30, 2004, $220.8 million of the receivables securitization facility was available; no balance was outstanding.

Note 9 — Other Expense, Net

     Other expense for the nine months ended September 30, 2004, includes charges of $54.8 million (reflecting $29.7 million of call premiums, $19.6 million of charges for the write-off of deferred financing fees, and $5.5 million of other debt related costs), and a $2.2 million charge associated with the termination of a foreign currency contract, partially offset by $1.9 million of dividend income from an investment in preferred stock. During the nine months ended September 30, 2003, in connection with our debt refinancing, we recorded a charge of $45.6 million consisting of $27.3 million of call premiums and $18.3 million for the write-off of deferred financing fees, a $3.7 million charge to mark-to-market certain financial instruments, all of which were partially offset by $1.4 million of dividend income from an investment in preferred stock.

Note 10 — Employee Benefit Plans

     The Company has defined benefit pension plans available to substantially all employees that are either fully paid for by the Company or provide for mandatory employee contributions as a condition of participation. The Company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During the nine months ended September 30, 2004 and September 30, 2003, the Company made voluntary contributions of $20.0 million and $37.5 million to the pension plans, respectively. The Company does not currently expect to be required to make any additional contributions to its pension plans for the remainder of 2004.

     The net periodic pension benefit cost (income) and postretirement healthcare benefit cost (income) includes the following components for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended September 30,

			Other
			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Components of net periodic benefit (income) cost
Service cost	$4.4	$3.2	$0.1	$0.1
Interest cost	6.3	4.7	0.5	0.4
Expect return on plan assets	(8.0)	(6.2)	—	—
Amortization of unrecognized net (gain) loss	0.1	0.1	(0.4)	(0.6)
Amortization of unrecognized prior service benefit	0.3	(0.1)	(0.6)	(0.4)
Recognized net actuarial loss	0.2	—	—	—
Settlement/curtailment loss	0.3	0.3	—	—

Net periodic benefit (income) cost	$3.6	$2.0	$(0.4)	$(0.5)

	Nine Months Ended September 30,
			Other
			Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
Components of net periodic benefit (income) cost
Service cost	$11.7	$9.6	$0.3	$0.2
Interest cost	17.1	14.3	1.3	1.1
Expected return on plan assets	(22.3)	(18.6)	—	—
Amortization of unrecognized net (gain) loss	0.3	0.3	(1.3)	(1.7)
Amortization of unrecognized prior service benefit	0.9	(0.3)	(1.7)	(1.2)
Recognized net actuarial loss	0.6	—	—	—
Settlement/curtailment loss	1.1	0.9	—	—

Net periodic benefit (income) cost	$9.4	$6.2	$(1.4)	$(1.6)

Note 11 — Earnings Per Share

     The following table sets forth basic and diluted net income per common share computational data for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Weighted average common shares outstanding used in computing basic net income per common share	99.2	55.2	75.7	54.9

Common stock equivalents (a)	6.8	4.2	5.3	3.6

Weighted average common shares outstanding used in computing diluted net income per common share	106.0	59.4	81.0	58.5

(a)	The weighted average amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2004 was 0.4 million and 0.8 million respectively, and for the three and nine months ended September 30, 2003 was 2.4 million, and 2.8 million, respectively.

     As of July 16, 2004, our 2.50% convertible senior notes with an initial conversion price of $47.46 are convertible into shares of our common stock. The Company’s common stock closed above 120% of the initial conversion price of the notes (representing a contingent conversion price of $56.95) for 20 of the 30 consecutive trading days, resulting in a conversion event. The dilutive effect of these notes has been included in the diluted weighted average common shares outstanding used in computing diluted net income per common share for the three and nine months ended September 30, 2004. By application of the treasury stock method, 1.1 million shares have been included in the diluted weighted-average common shares outstanding. By application of the treasury stock method, 1.1 million shares on a full-year basis would be included in the weighted average common shares outstanding at 120% of the initial conversion price.

     The Company’s 3.25% convertible senior subordinated notes, with an initial conversion price of $80.40, are not yet convertible. Once the notes become convertible, the dilutive effect of the convertible notes shall be reflected in diluted net income per common share. By application of the treasury stock method, 0.7 million shares on a full-year basis would be included in the weighted average common shares outstanding used in computing diluted net income per share at 120% of the initial conversion price for these notes (representing a contingent conversion price of $96.48).

     In merging with Apogent, the Company acquired Floating senior convertible debentures, with an initial conversion price $59.09, which are not yet convertible. Once the notes become convertible, the dilutive effect of the convertible notes shall be reflected in diluted net income per common share. By application of the treasury stock method, 1.3 million shares on a full-year basis would be included in the weighted average common shares outstanding used in computing diluted net income per common share at 120% of the initial conversion price for these notes (representing a contingent conversion price of $76.82).

Note 12 — Segment Information

     The Company reports financial results on the basis of three reportable segments: scientific products and services, healthcare products and services and laboratory workstations. The Company reviews segment information for sales and operating income excluding items that the Company considers non-recurring to the Company’s operations. Selected segment financial information for the three and nine months ended September 30, 2004 and 2003 is presented below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Sales:

Scientific products and services	$945.9	$632.8	$2,478.5	$1,804.4

Healthcare products and services	283.7	212.6	747.5	642.2

Laboratory workstations	44.5	50.4	126.3	156.1

Eliminations	(11.1)	(5.8)	(20.7)	(14.8)

Total	$1,263.0	$890.0	$3,331.6	$2,587.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Income from operations:

Scientific products and services	$112.3	$62.5	$255.1	$165.3

Healthcare products and services	33.6	7.3	61.0	26.1

Laboratory workstations	0.8	2.9	1.9	9.3

Eliminations	(0.3)	(0.1)	(0.3)	(0.3)

Segment sub-total	146.4	72.6	317.7	200.4

Inventory step-up	(44.4)	(4.5)	(60.3)	(4.5)

Non-recurring integration-related costs	(8.2)	—	(9.7)	—
Restructuring charges	(1.6)	—	(1.6)	—

Total	$92.2	$68.1	$246.1	$195.9

     The Company recorded charges of $44.4 million and $60.3 million for the three and nine months ended September 30, 2004, respectively, for the step-up in inventory related to the Company’s acquisitions of Apogent, Perbio, Oxoid and Dharmacon. The Company also recorded charges of $8.2 million and $9.7 million for the three and nine months ended September 30, 2004, respectively, for costs related to the Apogent transaction. The Company also recorded a restructuring charge of $1.6 million for the three and nine months ended September 30, 2004 related to Apogent integration activity.

Note 13 — Recent Accounting Pronouncements

     In April 2004, the FASB issued Staff Position No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP 129-1”). FSP 129-1 requires additional quantitative and qualitative disclosure regarding the nature of the contingency and the potential impact of contingently convertible securities. Such disclosures have been provided.

     The Emerging Issues Task Force (“EITF”) reached a final consensus at its September meeting on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). EITF 04-8 requires contingently convertible debt to be included in diluted earnings per share computations, in all periods, except when inclusion is anti-dilutive, regardless of whether the market price contingency is met. The effective date is expected to be for reporting periods ending on or after December 15, 2004. Prior periods earnings per share amounts presented for comparative purposes would be restated to conform to this consensus.

     The following table presents earnings per share for the three and nine months period ended September 30, 2004 and September 30, 2003, as if EITF 04-8 was applicable for each of these periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$10.8	$27.7	$90.1	$59.8
Net income per share
As reported:
Diluted EPS	$0.10	$0.47	$1.11	$1.02

Diluted weighted average common shares outstanding	106.0	59.4	81.0	58.5

Restated in accordance with EITF 04-08
Diluted EPS	$0.10	$0.47	$1.11	$1.02

Diluted weighted average common shares outstanding	106.3	59.4	81.0	58.5

     In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” (the “Act”) (“FSP 106-2”). FSP 106-2 supercedes the accounting and disclosure requirements of FSP 106-1 issued in December 2003. FSP 106-2 requires presently enacted changes in relevant laws to be considered in current period measurements of net periodic postretirement benefit cost and the accumulated projected benefit obligation (the “APBO”). Any measures of the APBO or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect any amounts associated with the Act since the effects of the Act on the Company’s plan remain unknown until regulations are developed. The adoption of future guidance is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 14 — Subsequent Events

     On September 20, 2004, the Company’s wholly-owned subsidiary, Apogent Technologies Inc., issued a notice for redemption of approximately $298.8 million of the 2.25% Senior Convertible Debentures due 2021 and approximately $1.0 million of the 2.25% CODES due 2021 for cash at a price equal to 100% of the principal amount plus accrued and unpaid interest and contingent interest, as defined in the agreements. Note holders had the option of converting their notes until October 18, 2004. Approximately $295.7 million of the notes were converted. Notes, which were not converted, were redeemed on October 20, 2004. Principally, all the converted notes were settled in cash. In conjunction with the conversion of the notes, the Company paid a premium fee of approximately $11 million. The $11 million premium fee and $1.5 million deferred financing costs will be charged to earnings during the three-month period ending December 31, 2004.

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

Overview

     On August 2, 2004 we completed the approximately $4.0 billion combination with Apogent, in a tax-free, stock-for-stock merger, including the assumption of $1.0 billion of debt. Apogent shareholders received 0.56 shares of Fisher Scientific common stock for each share of Apogent common stock they owned.

     Apogent is a leading developer and manufacturer of products for the scientific research and clinical laboratory markets, which we serve. We expect higher-margin, proprietary products to approximate 60 percent of our total annual sales. Accordingly, we project that our operating margins will increase and in fact this quarter, operating margins improved 340 basis points from the same quarter a year-ago primarily due to the contribution of Apogent.

     We expect to achieve approximately $55 million of cost savings and other benefits in 2005. We believe that the potential annual synergies could reach $100 million on an annualized basis by the end of 2006. These synergies will come from, among other things, facility consolidations, sourcing opportunities, administrative efficiencies and the elimination of duplicative marketing and distribution functions. By the end of 2004 we expect to complete the consolidation of 4 manufacturing and distribution facilities in addition to the consolidation of Apogent’s corporate facility. We expect to consolidate an additional 11 manufacturing and distribution facilities next year. We expect to realize contributions from these cost saving initiatives at the beginning of next year.

     We expect to incur approximately $250 million in costs related to the Apogent transaction, related to charges for the fair value of acquired inventory, merger expenses, restructuring and other integration costs. We anticipate those costs to be approximately $190 million and $60 million for 2004 and 2005, respectively. These costs include cash charges of approximately $70 million and $40 million for 2004 and 2005, respectively.

     On September 20, 2004, the Company’s wholly-owned subsidiary, Apogent, issued a notice for redemption of approximately $298.8 million of the 2.25% Senior Convertible Debentures due 2021 and approximately $1.0 million of the 2.25% CODES due 2021 for cash at a price equal to 100% of the principal amount plus accrued and unpaid interest and contingent interest, as defined in the agreements. Note holders had the option of converting their notes until October 18, 2004. Approximately $295.7 million of the notes were converted. Notes, which were not converted, were redeemed on October 20, 2004. Principally, all the converted notes were settled in cash. In conjunction with the conversion of the notes, we paid a premium fee of approximately $11 million. The $11 million premium fee and $1.5 million deferred financing costs will be charged to earnings during the three-month period ending December 31, 2004.

     The Oxoid and Dharmacon acquisitions were completed in March 2004 and April 2004, respectively. Oxoid is a manufacturer of microbiological culture media and other diagnostic products that test for bacterial contamination. Dharmacon is a manufacturer of RNA tools used in life-science research that increase the efficiency of the drug-discovery process.

Results of Operations

  Sales

     The following table presents sales and sales growth by reportable segment for the three and nine months ended September 30, 2004 and 2003 (dollars in millions):

	Three Months Ended September 30,

	2004		2003

		Sales		Sales
	Sales	Growth	Sales	Growth

Scientific products and services	$945.9	49.5%	632.8	7.7%

Healthcare products and services	283.7	33.4%	212.6	5.0%

Laboratory workstations	44.5	(11.7)%	50.4	10.3%

Eliminations	(11.1)		(5.8)

Total	$1,263.0	41.9%	$890.0	7.1%

	Nine Months Ended September 30,

	2004		2003

		Sales		Sales
	Sales	Growth	Sales	Growth

Scientific products and services	$2,478.5	37.4%	$1,804.4	6.3%

Healthcare products and services	747.5	16.4%	642.2	7.2%

Laboratory workstations	126.3	(19.1)%	156.1	1.5%

Eliminations	(20.7)		(14.8)

Total	$3,331.6	28.7%	$2,587.9	7.1%

Sales growth rates for the three and nine months ended September 30, 2004 were favorably impacted by foreign exchange translation totaling $24.7 million and $68.6 million, respectively. Our organic growth rate excluding the impact of foreign exchange translation during the three months ended September 30, 2004 improved to approximately 10% from low-to-mid single digits in the comparable period of 2003. We expect a slowdown in our organic growth rate for the fourth quarter of 2004 due to a difficult year-over-year comparison relating to strong sales growth in the fourth quarter of last year. For the nine months ended September 30, 2004, our organic growth rate excluding the impact of foreign exchange translation improved to approximately 9% from low-to-mid single digits in the prior year. For the three and nine months ended September 30, 2004, the increase in our organic growth rate was primarily attributable to sales in our scientific products and services segment, partially offset by our healthcare products and services and lab workstations segments. The remainder of our growth rate for the three and nine months ended September 30, 2004 was attributable to our current-year acquisitions, primarily Apogent, which was in line with our expectations.

     Scientific Products and Services. Sales growth rates for the three and nine months ended September 30, 2004 were favorably impacted by foreign exchange translation totaling $23.2 million and $65.6 million, respectively. Our organic growth rate, excluding the impact of foreign currency translation, for the three months ended September 30, 2004 improved to approximately 15% from approximately 2% in the comparable period of 2003. We expect a slowdown in our organic growth rate for the fourth quarter of 2004 due to a difficult year-over-year comparison relating to strong sales growth in the fourth quarter of last year. Our organic growth rate excluding the impact of foreign exchange translation during the nine months ended September 30, 2004 improved to approximately 13% from low single digits in the comparable period of 2003. The increase in our organic growth rate in 2004 was attributable to increased demand for safety-related products, including orders from the U.S. Military, as well as continued strong demand from the majority of our customer groups. Our distribution businesses in international markets grew at approximately 8 percent for the three months ended September 30, 2004 versus declining sales a year-ago. Approximately 3 points of the international growth was attributable to certain orders occurring in the third quarter that were forecasted for the fourth quarter with the remainder attributable to improving market conditions.

     Healthcare Products and Services. The effect of foreign exchange is not significant to our healthcare products and services segment as sales are primarily to customers within the U.S. Organic sales growth for the three months ended September 30, 2004 was flat versus the same period a year ago. Our organic sales reflects the priority we have placed on achieving operating income improvement in this segment, notwithstanding the impact on revenue growth. Sales growth for the nine months ended September 30, 2004 was attributable to acquisitions, primarily Apogent, as well as increased demand for clinical laboratory products from the first half of 2004. For comparative purposes the fourth quarter organic growth rate is expected to be negatively affected by the impact of last year’s strong flu season on sales.

     Laboratory Workstations. Sales decreased for the three and nine months ended September 30, 2004, due to the timing of projects and slower market demand for higher-margin, small projects. Order activity did remain steady during the third quarter of 2004 with backlog at $128.7 million at September 30, 2004, compared with $100.9 million a year-ago.

Income from Operations

     The following table presents income from operations and income from operations as a percentage of sales by reportable segment for the three months ended September 30, 2004 and 2003 (dollars in millions):

	Three Months Ended September 30,
	Income from		Income from Operations as
	Operations		a Percentage of Sales
	2004	2003	2004	2003
Scientific products and services	$112.3	$62.5	11.9%	9.9%
Healthcare products and services	33.6	7.3	11.8%	3.4%
Laboratory workstations	0.8	2.9	1.8%	5.8%
Eliminations	(0.3)	(0.1)

Segment subtotal	146.4	72.6	11.6%	8.2%
Inventory step-up	(44.4)	(4.5)
Non-recurring integration-related costs	(8.2)	—
Restructuring charges	(1.6)	—

Total	$92.2	$68.1	7.3%	7.7%

	Nine Months Ended September 30,
	Income from		Income from Operations as
	Operations		a Percentage of Sales
	2004	2003	2004	2003
Scientific products and services	$255.1	$165.3	10.3%	9.2%
Healthcare products and services	61.0	26.1	8.2%	4.1%
Laboratory workstations	1.9	9.3	1.5%	6.0%
Eliminations	(0.3)	(0.3)

Segment subtotal	317.7	200.4	9.5%	7.7%
Inventory step-up	(60.3)	(4.5)
Non-recurring integration-related costs	(9.7)	—
Restructuring charges	(1.6)	—

Total	$246.1	$195.9	7.4%	7.6%

     The Company recorded a charge of $44.4 million and $60.3 million for the three and nine months ended September 30, 2004, respectively, for the step-up in inventory related to the Company’s acquisitions of Apogent, Perbio, Oxoid and Dharmacon. The Company also recorded charges of $8.2 million and $9.7 million for the three and nine months ended September 30, 2004, respectively, for costs related to the Apogent transaction. The Company also recorded a restructuring charge of $1.6 million for the three and nine months ended September 30, 2004 related to Apogent integration activity. Excluding these charges, income from operations as a percentage of sales was 11.6% and 9.5%, respectively. The increase in income from operations as a percentage of sales is primarily due to the contribution of Apogent, as well as the operating margin improvement initiative in our healthcare products and services segment, offsetting a decline in operating margins in our lab workstations segment.

     Scientific Products and Services. The increase in operating margins reflect contributions from recent acquisitions, primarily Apogent, and margin improvement in our distribution business, partially offset by increased investments to accelerate growth initiatives to strengthen our technical selling capability and enhance our applications-based product development capabilities targeted toward the life-science and biopharmaceutical production markets.

     Healthcare Products and Services. The increase in income from operations as a percentage of sales for the three and nine months ended September 30, 2004 was attributable to the contributions from Apogent, as well as the ongoing initiatives to improve organic operating margins. We expect to maintain the higher operating margin levels.

     Laboratory Workstations. The decrease in income from operations as a percentage of sales was attributable to the timing of large projects, slower demand for higher-margin, small projects and an increase in raw material costs, primarily steel.

Interest Expense

     Interest expense for the three and nine months ended September 30, 2004 was $29.6 million and $74.6 million, respectively, an increase of $6.2 million and $12.3 million, respectively, from the comparable periods in 2003. The increase in interest expense is attributable to an overall increase in our total debt balance primarily associated with the issuance of $630 million of convertible debt, offset partially by a decrease in interest rates and the assumption of approximately $1.0 billion of debt associated with the Apogent merger.

Other Expense, Net

     Other expense for the nine months ended September 30, 2004, includes charges of $54.8 million (reflecting $29.7 million of call premiums, $19.6 million of charges for the write-off of deferred financing fees, and $5.5 million of other debt related costs), and a $2.2 million charge associated with the termination of a foreign currency contract, partially offset by $1.9 million of dividend income from an investment in preferred stock. During the nine months ended September 30, 2003, in connection with our debt refinancing, we recorded a charge of $45.6 million consisting of $27.3 million of call premiums and $18.3 million for the write-off of deferred financing fees, a $3.7 million charge to mark-to-market certain financial instruments, all of which were partially offset by $1.4 million of dividend income from an investment in preferred stock.

Income Tax Provision

     Our effective tax rate for the nine months ended September 30, 2004 was 31%, up from 28% for the corresponding period in 2003, and reflects the effect of the Apogent transaction. The overall tax benefit for the three months ended September 30, 2004 of $2.3 million, or 27.1% benefit and tax provision for the nine months ended September 30, 2004 of $26.9 million, or 23.0%, includes a tax benefit on non-recurring charges associated with the Apogent, Perbio, Oxoid, and Dharmacon acquisitions as well as integration related costs. We expect to implement tax planning initiatives related to our recent acquisitions, from which we may benefit in future periods.

Liquidity and Capital Resources

     During the nine months ended September 30, 2004, cash generated from operating activities was $242.5 million compared with $155.6 million for the comparable period in 2003. The increase in cash from operations in 2004 was related to an increase in net income and continued improvements in working capital management.

     During the nine months ended September 30, 2004, we used $385.6 million of cash for investing activities compared with $713.3 million for the comparable period in 2003. Cash used in investing activities is attributable to the acquisitions of Oxoid and Dharmacon in March and April 2004, respectively, as well as $57.1 million of capital expenditures, reflecting increased investments in Fisher’s microbiology, biochemicals and clinical-services businesses.

     During the fourth quarter of this year, the Company expects to receive proceeds of approximately $26 million and record a one-time gain of approximately $23 million attributable to an investment in ProcureNet Inc., a subsidiary spun off from Fisher in 1999. ProcureNet Inc. has signed a definitive agreement to be sold, subject to customary closing conditions.

     During the nine months ended September 30, 2004, financing activities generated $356.0 million of cash compared with using $781.4 million of cash for the comparable period in 2003. During the period ended September 30, 2004, we completed the following financing transactions:

•	On February 12, 2004, we amended our existing $225 million receivables securitization facility extending the facility’s maturity date to February 2005. All other material terms and conditions under the receivables securitization facility remained unchanged.

•	On March 3, 2004, we sold $300 million of our 3.25% convertible senior subordinated notes due 2024 and on March 23, 2004 sold an additional $30 million principal amount upon exercise of the over allotment option by the initial purchasers of the notes. These notes were issued pursuant to our registration statement on Form S-3 filed with the SEC on September 15, 2003, under which we can issue up to $750 million of debt and equity securities. In connection with the sale of the 3.25% convertible senior notes, we paid approximately $7.8 million in financing fees.

•	On March 31, 2004, we retired $80 million of bank debt outstanding under our term loan facility reducing the outstanding balance to $360 million.

•	On August 3, 2004 we issued and sold pursuant to Rule 144A of $300 million of our 6 3/4% senior subordinated notes due 2014. We used the proceeds from this offering to repay Apogent’s 6 1/2% Senior Subordinated Notes due 2013.

     In connection with the acquisition of Apogent, Fisher engaged in a number of financing transactions, which we refer to as the “Fisher Refinancing Transactions.” The Fisher Refinancing Transactions include the following:

•	We entered into a new credit facility (the “New Credit Facility”) to replace our existing credit facility, to pay off other existing indebtedness (including indebtedness of our subsidiaries), to provide working capital and for general corporate purposes. The New Credit Facility consists of (i) a $500 million revolving credit facility (the “New Revolving Credit Facility”) and (ii) a $700 million term loan facility (the “New Term Loan Facility”) in three tranches: (A) a $250 million tranche (Tranche A-1”), (B) a $300 million tranche (“Tranche A-2”), currently not funded, and (C) a $150 million tranche (“Tranche B”). In addition, we have the ability, upon satisfaction of certain conditions, to request incremental term loans from the lenders under the New Credit Facility.

•	Fisher’s wholly-owned subsidiary, Apogent, completed an exchange offer for its $345 million aggregate principal amount of Floating Rate Senior Convertible Contingent Debt Securities due 2033 (the “Floating Rate CODES”). The exchange offer for the Floating Rate CODES aligned the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt. 99.9 percent of the outstanding principal amount of the Floating Rate CODES were tendered for exchange with a like principal amount of Floating Rate Convertible Senior Debentures and an exchange fee of

0.50 percent of the principal amount of the securities tendered was paid. Neither Fisher nor Apogent will receive any proceeds from the issuance of the new debentures in the exchange offer.

•	Fisher’s wholly-owned subsidiary, Apogent completed an exchange offer for its $300 million aggregate principal amount of 2.25% Senior Convertible Contingent Debt Securities due 2021 (the “2.25% CODES”). The exchange offer for the 2.25% CODES aligned the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt. 99.6 percent of the outstanding principal amount of the 2.25% CODES were tendered for exchange with a like principal amount of 2.25% Senior Convertible Contingent Debt Securities and an exchange fee of 0.50 percent of the principal amount of the securities tendered was paid. In addition, Apogent paid a consent fee of 0.60 percent to not register the notes as required per the original registration rights agreement. Neither Fisher nor Apogent will receive any proceeds from the issuance of the new debt securities in the exchange offer.

•	Concurrently with the two exchange offers, Fisher’s wholly-owned subsidiary, Apogent completed a cash tender offer for the $250 million aggregate principal amount of the 6 1/2% senior subordinated notes due 2013. Apogent has accepted for payment $249.55 million aggregate principal amount representing 99.8 percent of the outstanding principal amount of the 6 1/2% senior subordinated notes due 2013. The purchase price for the notes was $1,107.50 in cash per $1,000 principal amount, plus accrued and unpaid interest. A concurrent consent solicitation amended the indenture for any 6 1/2% senior subordinated notes that remained outstanding to eliminate certain restrictive covenants in that indenture.

     As of September 30, 2004, we had the ability to borrow an aggregate of $683.9 million under our accounts receivable securitization facility and revolving credit facility.

     In April 2003, the Company entered into various pay-fixed interest rate swaps to hedge a portion of the variability of cash flows related to changes in interest rates on borrowings of variable rate debt obligations. The interest rate swaps have a notional value of $200 million and expire at various dates between March 2008 and March 2010.

The following table summarizes maturities for our significant financial obligations as of September 30, 2004 (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including short-term debt (a)	$2,639.4	$37.6	$54.0	$194.9	$2,352.9
Capital lease obligations	1.2	0.6	0.6	—	—
Operating leases	172.0	45.3	50.5	36.3	39.9
Unconditional purchase obligations (b)	1.8	1.4	0.4	—	—
Other long-term liabilities reflected on the balance sheet(s)	14.0	—	6.8	3.1	4.1

Total Contractual Obligations	$2,828.4	$84.9	$112.3	$234.3	$2,396.9

(a)	Amounts represent the expected cash payments for our debt and do not include any unamortized discounts or premiums and deferred issuance costs.

(b)	Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty.

(c)	Includes only long-term liabilities where both the timing and amount of payment streams are known.

In addition to the contractual obligations noted above, the Company has outstanding standby letters of credit totaling $36.9 million expiring over the next year.

     We expect to satisfy our short-term funding requirements from free operating cash flow, together with cash and cash equivalents on hand or available borrowings through our Receivable Securitization Facility to the extent that we have qualified receivables to sell through the facility. A change in demand for the Company’s goods and services, while unlikely, would reduce free operating cash flow available to fund our operations. If such a decrease in demand were significant and free operating cash flow were reduced significantly, we could utilize the Credit Facility (see “Item 8 — Financial Statements and Supplementary Data — Note 21 Subsequent Events” in the Company’s Form 10-K for the year ended December 31, 2003). We believe that these funding sources are sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. We may seek to raise additional funds from public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisition of businesses or products. There can be no assurance that additional funds will be available at all or that, if available, will be obtained at terms favorable to us. Additional financing could also be dilutive.

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

     Convertible Notes — as of July 16, 2004, our 2.50% convertible senior notes, with an initial conversion price of $47.46, are convertible into shares of our common stock. The Company’s common stock closed above 120% of the initial conversion price of the notes (representing a contingent conversion price of $56.95) for 20 of the 30 consecutive trading days, resulting in a conversion event. The dilutive effect of these notes has been included in the diluted weighted average common shares outstanding used in computing diluted net income per common share for the three and nine months ended September 30, 2004. By application of the treasury stock method, 1.1 million shares have been included in the diluted weighted-average common shares outstanding. By application of the treasury stock method, 1.1 million shares on a full-year basis would be included in the weighted average common shares outstanding at 120% of the initial conversion price.

     The Company’s 3.25% convertible senior subordinated notes, with an initial conversion price of $80.40, are not yet convertible. Once the notes become convertible, the dilutive effect of the convertible notes shall be reflected in diluted EPS. By application of the treasury stock method, 0.7 million shares on a full-year basis would be included in the weighted average common shares outstanding used in computing diluted net income per share at 120% of the initial conversion price for these notes (representing a contingent conversion price of $96.48).

     In merging with Apogent, the Company acquired Floating senior convertible debentures, with an initial conversion price $59.09, which are not yet convertible. Once the notes become convertible, the dilutive effect of the convertible notes shall be reflected in diluted net income per common share. By application of the treasury stock method, 1.3 million shares on a full-year basis would be included in the weighted average common shares outstanding used in computing diluted net income per common share at 120% of the initial conversion price for these notes (representing a contingent conversion price of $76.82).

     Upon conversion, we will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. It is our current intention to satisfy our obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of our common stock, to satisfy the remainder, if any ,of our conversion obligation. Our ability to delivery cash at the time of conversion will be subject to many factors, including the amount of cash we have available to us, whether the agreements governing our indebtedness would permit such a cash settlement, our then existing cash needs, and other factors.

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

     Stock Options — we measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.“Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) defines a fair value method of accounting for an employee stock option or similar equity instrument. We determine the fair value of our stock options using the Black-Scholes option-pricing model. Excluding the charges related to the step-up in inventory, integration related costs, deferred financing fees, call premiums, and the costs associated with terminating the foreign currency contract to its acquired fair value for the acquisitions, the dilutive effect of expensing stock options is 9% and 11% for the three months ended September 30, 2004 and including the effect of the Apogent the year ending December 31, 2004, respectively.

Recent Accounting Pronouncements

     For information on recent accounting pronouncements, refer to “Item 1 — Financial Statements — Note 12 — Recent Accounting Pronouncements,” which is incorporated herein by reference.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

     We measure our market risk related to our holdings of financial instruments based on changes in interest rates, foreign currency rates and commodities utilizing sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change in these market rates. We used market rates as of September 30, 2004 on our financial instruments to perform this sensitivity analysis. We do not include items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits in the analysis.

     Our primary interest rate exposures relate to cash, fixed and variable rate debt and interest rate swaps and options. The potential loss in fair values is based on an immediate change in the net present values of our interest rate sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would not have had a material impact on our fair values, cash flows or earnings for the three and nine months ended September 30, 2004 and 2003.

     Our primary currency rate exposures relate to our intercompany debt, foreign cash and foreign currency forward and option contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in the currency exchange rates would not have had a material impact on the fair values, cash flows or earnings for the three and nine months ended September 30, 2004 and 2003.

     Our commodity exposures relate to the procurement of raw material components. We believe our primary exposures currently are petroleum-based resins and steel. The potential loss in cash flows and earnings is based on a hypothetical 10% immediate change in commodity prices that could not be passed to customers. A hypothetical 10% change could have had a material impact on our cash flows and earnings for the three and nine months ended September 30, 2004.

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

PART II — OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security Holders

     The information required pursuant to Part II, Item 4 of Form 10-Q was disclosed under such item in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

Item 6 — Exhibit and Reports on Form 8-K

     (a)     Exhibits

     Exhibit 10.1: Form of Non-qualified Stock Option Agreement pursuant to the Fisher Scientific International Inc. 2001 Equity and Incentive Plan.

     Exhibit 10.2: Form of Non-qualified Stock Option Agreement pursuant to the Fisher Scientific International Inc. 2003 Equity and Incentive Plan.

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

November 9, 2004