Form 10-Q/A
period 2004-09-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2005-03-16
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/ A

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

FISHER SCIENTIFIC INTERNATIONAL INC.
FORM 10-Q/ A
For the Quarterly Period Ended September 30, 2004
Explanatory Note:
      Fisher Scientific International Inc. is filing this Quarterly Report on Form  10-Q/ A as an amendment to its Quarterly Report on Form 10-Q, originally filed on November 9, 2004, for the purpose of giving effect to the restatement of the Company’s Financial Statements for the quarterly period ended September 30, 2004. For additional information regarding the restatements, refer to Note 1 of the Notes to Financial Statements in Item 1 of Part I. Only Items 1, 2 and 4 of Part I of this Form 10-Q/ A have been modified to reflect the restated Financial Statements and related disclosures. This Form 10-Q/ A only reflects the effects of the restatement and does not otherwise reflect events occurring after the filing of the original Form 10-Q or otherwise modify or update those disclosures.

FISHER SCIENTIFIC INTERNATIONAL INC.
FORM 10-Q/ A
For the Quarterly Period Ended September 30, 2004

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

FISHER SCIENTIFIC INTERNATIONAL INC.
STATEMENT OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(As Restated,		(As Restated,
	See Note 1)		See Note 1)
Sales	$1,263.0	$890.0	$3,331.6	$2,587.9
Cost of sales	900.1	651.0	2,385.0	1,902.6
Selling, general and administrative expense	269.1	170.9	698.9	489.4
Restructuring expense	1.6	—	1.6	—

Income from operations	92.2	68.1	246.1	195.9
Interest expense	28.7	23.4	73.7	62.3
Other expense, net	14.9	11.6	15.3	59.2

Income before income taxes	48.6	33.1	157.1	74.4
Income tax provision	12.5	5.4	41.7	14.6

Net income	$36.1	$27.7	$115.4	$59.8

Net income per common share:
Basic	$0.36	$0.50	$1.52	$1.09

Diluted	$0.34	$0.47	$1.42	$1.02

Weighted average common shares outstanding:
Basic	99.2	55.2	75.7	54.9

Diluted	106.0	59.4	81.0	58.5

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
BALANCE SHEET
(In millions, except share data)

	September 30,	December 31,
	2004	2003

	(As Restated,
	See Note 1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$296.4	$83.8
Accounts receivable, net	646.4	432.7
Inventories	651.4	355.4
Other current assets	215.1	138.9

Total current assets	1,809.3	1,010.8
Property, plant and equipment	745.0	440.9
Goodwill	4,193.4	1,006.9
Intangible assets	1,044.1	241.0
Other assets	186.6	159.8

Total assets	$7,978.4	$2,859.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$38.1	$12.0
Accounts payable	448.2	377.7
Accrued and other current liabilities	465.4	258.8

Total current liabilities	951.7	648.5
Long-term debt	2,602.5	1,386.1
Other liabilities	752.5	249.4

Total liabilities	4,306.7	2,284.0

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 117,214,223 and 63,218,083 shares issued; and 116,959,248 and 62,955,438 shares outstanding at September 30, 2004 and December 31, 2003, respectively)	1.1	0.6
Capital in excess of par value	3,955.3	964.5
Accumulated deficit	(311.1)	(426.5)
Accumulated other comprehensive income	30.4	40.0
Treasury stock, at cost (254,975 and 262,645 shares at September 30, 2004 and December 31, 2003, respectively)	(4.0)	(3.2)

Total stockholders’ equity	3,671.7	575.4

Total liabilities and stockholders’ equity	$7,978.4	$2,859.4

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

	(As Restated,
	See Note 1)
Cash flows from operating activities:
Net income	$115.4	$59.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	92.2	58.2
Call premiums and deferred financing charges	15.6	46.5
Deferred income taxes	12.8	0.2
Other noncash expenses	1.1	16.2
Restructuring expense	1.6	—
Changes in working capital
Accounts receivables, net	(2.3)	(18.6)
Inventories	33.0	26.7
Accounts payable	(0.7)	11.3
Other assets	7.9	(54.0)
Other liabilities	(34.1)	9.3

Cash provided by operating activities	242.5	155.6

Cash flows from investing activities:
Acquisitions, net of cash acquired	(326.2)	(649.0)
Capital expenditures	(57.1)	(50.1)
Purchase of financial instruments	—	(15.6)
Proceeds from sale of property, plant and equipment	0.2	0.3
Other investments	(2.5)	1.1

Cash used in investing activities	(385.6)	(713.3)

Cash flows from financing activities:
Proceeds from sale of common stock	—	261.0
Proceeds from stock options exercised	92.1	11.5
Long-term debt proceeds	1,016.8	1,308.0
Payments of long-term debt	(731.4)	(728.1)
Changes in short-term debt, net	5.3	(16.6)
Deferred financing costs	(24.5)	(27.1)
Call premiums	(2.3)	(27.3)

Cash provided by financing activities	356.0	781.4

Effect of exchange rate changes on cash and cash equivalents	(0.3)	3.4

Net change in cash and cash equivalents	212.6	227.1
Cash and cash equivalents — beginning of period	83.8	38.8

Cash and cash equivalents — end of period	$296.4	$265.9

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(In millions, except share data)
(As Restated, see Note 1)
(Unaudited)

							Accumulated
			Capital in		Shares to		Other	Treasury Stock,
	Common Stock		Excess of	Shares	be		Comprehensive	at Cost			Other
			Par	Deposited	Distributed	Accumulated	Income				Comprehensive
	Shares	Amount	Value	in Trust	from Trust	Deficit	(Loss)	Shares	Amount	Total	Income

Balance at January 1, 2004	63,218,083	$0.6	$964.5	$(25.5)	$25.5	$(426.5)	$40.0	262,645	$(3.2)	$575.4
Net income	—	—	—	—	—	115.4	—	—	—	115.4	$115.4
Foreign currency translation adjustment	—	—	—	—	—	—	(6.2)	—	—	(6.2)	(6.2)
Unrealized investment gains (losses)	—	—	—	—	—	—	2.1	—	—	2.1	2.1
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(5.5)	—	—	(5.5)	(5.5)

Subtotal — other comprehensive income											$105.8

Proceeds from stock options	3,361,630	—	92.1	—	—	—	—	—	—	92.1
Tax benefit from stock options	—	—	18.1	—	—	—	—	—	—	18.1
Acquisition of Apogent Technologies Inc.	50,634,510	0.5	2,879.7	—	—	—	—	—	—	2,880.2
Acquisition of Treasury Stock	—	—	—	—	—	—	—	49,843	(3.0)	(3.0)
Trust activity	—	—	0.9			—	—	(57,513)	2.2	3.1

Balance at September 30, 2004	117,214,223	$1.1	$3,955.3	$(25.5)	$25.5	$(311.1)	$30.4	254,975	$(4.0)	$3,671.7

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 —	Formation, Background and Restatement
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

1. Scientific products and services segment provides products and services primarily to entities conducting scientific research, including drug discovery and drug development, quality and process control and basic research and development. This segment manufactures and distributes a broad range of biochemicals and bioreagents; organic and inorganic chemicals; sera; cell culture media; sterile liquid-handling systems; microbiology media and related products; scientific consumable products, instruments and equipment; safety and personal protection products; and other consumables and supplies. Additionally, this segment provides services to pharmaceutical and biotechnology companies engaged in clinical trials, including specialized packaging, over-encapsulation, labeling and distribution for phase III and phase IV clinical trials, as well as combinatorial chemistry, custom-chemical synthesis, supply-chain management and a number of other services.

2. Healthcare products and services segment manufactures and distributes a wide array of diagnostic kits and reagents, equipment, instruments, medical devices and other consumable products to hospitals and group-purchasing organizations, clinical laboratories, reference laboratories, physicians’ offices and original equipment manufacturers. In addition we also manufacture and distribute ear, nose and throat medical devices outside the U.S. This segment also provides outsourced manufacturing services for diagnostic reagents, calibrators and controls to the healthcare and pharmaceutical industries.

3. Laboratory workstations segment manufactures and sells laboratory workstations and fume hoods and provides lab-design services for pharmaceutical and biotechnology customers, colleges, universities and secondary schools, hospitals and reference labs.
      Certain prior year amounts have been reclassified to conform to their current presentation.
      Restatement of Financial Statements
      The Apogent merger was completed on August 2, 2004. As of September 30, 2004, and as disclosed in Note 3 of the financial statements in its original Form 10-Q for the period ended on such date, the Company completed an initial allocation of the purchase price using estimated values and management judgments.
      In completing its final purchase price allocation subsequent to the filing of its original Form 10-Q for the period ended September 30, 2004, the Company identified errors in certain aspects of the initial purchase accounting requiring the restatement of its financial statements for the three and nine months ended September 30, 2004.
      After review of such errors, the Company has concluded that the estimated fair value used to record certain debt securities of Apogent assumed in the merger was understated by $144.2 million. The Company determined that $116.7 million of this amount was due to the equity conversion feature of the debt security and recorded that amount as capital in excess of par value. The Company had recorded a charge of $54.1 million as “other expense, net” in the statement of operations for the three and nine months ended September 30, 2004 related to certain refinancing transactions in connection with the merger. The Company has determined that $39.2 million of this charge associated with the historical deferred financing fees and other call premiums already reflected in the fair value of the debt assumed should not have been recorded. As a result, the Company increased income before income taxes by $40.1 million, net income by $25.3 million

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
and diluted net income per common share by $0.24 per share for the three months ended September 30, 2004. The aforementioned corrections also had the effect of increasing other current assets by $3.2 million, increasing goodwill by $147.5 million, increasing stockholders’ equity by $136.8 million and decreasing other assets by $13.9 million.
      The Company also has concluded that the valuation of the Company shares representing merger consideration should have been based on the five-day period surrounding the merger announcement, rather than the date the merger was effected. This correction in measurement date utilized resulted in a reduction of goodwill and stockholders’ equity of $322.5 million.
      The Company had recorded $17.1 million of tax benefits related to the exercise of Apogent options assumed by Fisher in the merger as capital in excess of par value in the stockholders’ equity line item in the balance sheet as of September 30, 2004. The Company has concluded that these tax benefits should be reflected as a $17.1 million reduction of goodwill in the September 30, 2004 balance sheet. The Company also increased goodwill and other liabilities in the September 30, 2004 balance sheet by $192.3 million to reflect deferred tax liabilities for indefinite-lived intangible assets recognized.
      These adjustments have no effect on the Company’s income from operations or cash flows as stated in the Company’s previously filed Form 10-Q for the three and nine months ended September 30, 2004.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company’s Statement of Operations, Balance Sheet, Statement of Cash Flows and Statement of Changes in Stockholder’s Equity and Other Comprehensive Income have been restated to appropriately account for the above items. The following tables summarize the significant effects of the restatement:
STATEMENT OF OPERATIONS
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2004

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Sales	$1,263.0	$1,263.0	$3,331.6	$3,331.6
Cost of sales	900.1	900.1	2,385.0	2,385.0
Selling, general and administrative expense	269.1	269.1	698.9	698.9
Restructuring expense	1.6	1.6	1.6	1.6

Income from operations	92.2	92.2	246.1	246.1
Interest expense	29.6	28.7	74.6	73.7
Other expense, net	54.1	14.9	54.5	15.3

Income before income taxes	8.5	48.6	117.0	157.1
Income tax (benefit) provision	(2.3)	12.5	26.9	41.7

Net income	$10.8	$36.1	$90.1	$115.4

Net income per common share:
Basic	$0.11	$0.36	$1.19	$1.52

Diluted	$0.10	$0.34	$1.11	$1.42

Weighted average common shares outstanding:
Basic	99.2	99.2	75.7	75.7

Diluted	106.0	106.0	81.0	81.0

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
BALANCE SHEET
(In millions, except share data)

	September 30, 2004

	As Previously
	Reported	As Restated

ASSETS
Other current assets	$211.9	$215.1
Total current assets	1,806.1	1,809.3
Goodwill	4,193.2	4,193.4
Other assets	200.5	186.6
Total assets	7,988.9	7,978.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$560.2	$752.5
Total liabilities	4,114.4	4,306.7
Capital in excess of par value	4,183.4	3,955.3
Accumulated deficit	(336.4)	(311.1)
Total stockholders’ equity	3,874.5	3,671.7
Total liabilities and stockholders’ equity	7,988.9	7,978.4
STATEMENT OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30, 2004

	As Previously
	Reported	As Restated

Cash flows from operating activities:
Net income	$90.1	$115.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	93.1	92.2
Call premiums and deferred financing charges	54.8	15.6
Deferred income taxes	(2.0)	12.8
Cash flows from financing activities:
Payments of long-term debt	(704.0)	(731.4)
Call premiums	(29.7)	(2.3)

Note 2 —	Stock-Based Compensation
      The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of FASB Statement No. 123 (“SFAS No. 148”); therefore, no compensation expense was recognized for the Company’s stock option plans. If compensation expense for the Company’s stock option plans had been determined based on the fair value at the grant date for awards under the Company’s stock plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income and net

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
income per common share would have approximated the pro forma amounts indicated below (in millions, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income, as reported	$36.1	$27.7	$115.4	$59.8
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(7.4)	(4.6)	(21.9)	(12.4)

Net income, pro forma	$28.7	$23.1	$93.5	$47.4

Net income per common share
As reported:
Basic	$0.36	$0.50	$1.52	$1.09

Diluted	$0.34	$0.47	$1.42	$1.02

Pro forma:
Basic	$0.29	$0.42	$1.24	$0.86

Diluted	$0.27	$0.39	$1.15	$0.81

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
      On August 2, 2004, the Company completed an approximately $3.9 billion combination with Apogent in a tax-free, stock-for-stock merger, which included the assumption of debt with a fair value of $1.1 billion. Apogent shareholders received 0.56 shares of Fisher common stock for each share of Apogent common stock they owned. Upon completion of the merger, Apogent became a wholly-owned subsidiary of Fisher. The results of Apogent have been included in the scientific products and services segment and the healthcare products and services segment from the date of acquisition.
      The Company believes the combination of Fisher with Apogent will result in several strategic benefits, including providing the Company with an enhanced:

•	Life-science market position. The Company’s life-science footprint may grow substantially as a result of this combination. In addition, Apogent’s wide range of consumable products for protein-based research and other drug discovery applications will enhance the Company’s life-science portfolio.

•	Biopharma-production and diagnostic-reagent offering. The combination of Fisher with Apogent may strengthen the Company’s offerings in biopharma-production and diagnostic-reagents.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

•	Global market presence. Apogent has manufacturing operations throughout the world that may complement and enhance the Company’s existing worldwide distribution and supply network.
      The Company also anticipates that the merger may result in several key financial benefits, including:

•	Enhanced margins. The Company expects higher-margin, proprietary products to approximate 60 percent of its total annual sales. Accordingly, the Company projects that its operating margins will increase as a result of the combination.

•	Synergy opportunities. The Company expects to achieve cost savings and other benefits in 2005 and beyond. These synergies may come from, among other things, facility consolidations, sourcing opportunities, administrative efficiencies and the elimination of duplicative marketing and distribution functions.

•	Earnings and revenue growth. The Company believes that its revenue and earnings may be enhanced as a result of the combination with Apogent.

•	Operating cash flow. The Company anticipates cash flow from operations will increase as a result of the merger and could increase the financial flexibility that may enhance its ability to pursue strategic growth opportunities.
      The following table summarizes the purchase by Fisher of the outstanding shares of Apogent common stock.

Aggregate value of stock consideration	$2,658.8
Value of Apogent stock options assumed by Fisher	109.9

Aggregate consideration	2,768.7
Tax benefit of Apogent stock options exercised	(17.1)

Net consideration	$2,751.6

      The value of the 50.6 million shares of Fisher common stock, $0.01 par value, issued in the merger for the acquisition of approximately 90.4 million shares of Apogent common stock outstanding on July 30, 2004 was based on $52.51 per share, which represents the five-day average closing price of Fisher’s common stock beginning two days prior to the merger announcement date of March 17, 2004. The estimated fair value, based upon a Black-Scholes valuation, of Fisher’s stock options issued in the merger upon the conversion of approximately 11.2 million of Apogent stock options outstanding on July 30, 2004 was calculated based on a common stock price of $52.51 per share. The Company also acquired 49,843 shares of common stock deposited in treasury stock in a non-cash exchange. The Company incurred approximately $45 million of costs related to the acquisition that have been included in goodwill.
      The following table summarizes the initial allocation of purchase price to the estimated fair values of the assets acquired and liabilities assumed as of August 2, 2004, the date of the merger, in accordance with SFAS 141. The initial allocation, including certain adjustments recorded in connection with the restatement,

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
are based on a preliminary valuation whereby data gathering is ongoing. These estimates, including those with respect to intangible asset value, will be revised when the evaluation is substantially complete.

(In millions)

Current Assets	$676.7
Property, plant, and equipment	268.1
Intangible assets	694.0
Goodwill	2,866.6
Other assets	27.7

Total assets acquired	4,533.1

Current liabilities	278.7
Long-term debt	1,056.7
Other liabilities	446.1

Total liabilities assumed	1,781.5

Net assets acquired	$2,751.6

      The estimated fair value of long-term debt assumed as of August 2, 2004 is comprised of the following Apogent debt securities.

•	The Company assumed $250 million aggregate principal amount of the 6 1/2% senior subordinated notes due 2013 (the “6 1/2% Notes”). The 6 1/2% Notes were recorded at a fair value of $276.9 million based upon the tender price for the notes, which was $1,107.50 in cash per $1,000 principal amount, plus accrued and unpaid interest. The 6 1/2% Notes were tendered and a consent was given to amend the indenture for any notes that remained outstanding to eliminate restrictive covenants in that indenture. The cash tender offer was completed concurrently with the merger.

•	The Company assumed $300 million aggregate principal amount of 2.25% Senior Convertible Contingent Debt Securities due 2021 (the “2.25% CODES”). The 2.25% CODES were recorded at a fair value of $335.4 million based upon the market price for the debt security at July 30, 2004, reflecting a premium of $33.9 million and a liability of $1.5 million for exchange fees to be paid. The Company determined that the premium was due to the equity conversion feature of the debt and recorded the amount of the premium to capital in excess of par value.

•	The Company assumed $345 million aggregate principal amount of Floating Rate Senior Convertible Contingent Debt Securities due 2033 (the “Floating Rate CODES”). The Floating Rate CODES were recorded at a fair value of $426.3 million based upon the market price for such debt securities at July 30, 2004, reflecting a premium of $77.5 million and a liability of $3.8 million for exchange and consent solicitation fees to be paid. The Company determined that the premium was due to the equity conversion feature of the debt and recorded the amount of the premium to capital in excess of par value.

•	The Company assumed $7 million of remaining aggregate principal amount of 8% senior notes due 2011 (the “8% Notes”). The 8% Notes were recorded at a fair value of $7.6 million based upon the market value for the debt security at July 30, 2004, reflecting a premium of $0.6 million.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The allocation of the Apogent purchase price resulted in an allocation to identifiable intangible assets of approximately $694.0 million. The Company’s estimated value of intangible assets relates to trademarks, tradenames, customer lists, supplier agreements and developed technology.
      The following unaudited pro forma financial information presents the results of operations as if the Apogent merger had occurred at the beginning of 2003. This unaudited pro forma information does not purport to indicate the results that would have actually been obtained had the merger been completed on the assumed date or for the periods presented, or which may be realized in the future (in millions, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Sales	$1,355.8	$1,135.3	$3,941.8	$3,309.5
Net income	$29.6	$(21.7)	$154.9	$54.6
Net income per common share:
Basic	$0.26	$(0.21)	$1.35	$0.52
Diluted	$0.24	$(0.21)	$1.25	$0.49

Note 4 —	Acquisitions
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

(In millions)

Current Assets	$145.5
Property, plant and equipment	62.5
Intangible assets	112.0
Goodwill	518.1

Total assets acquired	838.1

Current liabilities	47.4
Other liabilities	50.1

Total liabilities assumed	97.5

Net assets acquired	$740.6

      The allocation of the Perbio purchase price resulted in an allocation to identifiable intangible assets of $112.0 million. The Company valued intangible assets related to trademarks, trade names, customer lists,

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
supplier agreements and developed technology. A majority of the intangible assets acquired relate to trademarks and trade names.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Sales	$1,263.0	$927.8	$3,361.2	$2,701.9
Net income	$36.1	$29.6	$116.6	$65.7
Net income per common share:
Basic	$0.36	$0.54	$1.54	$1.20
Diluted	$0.34	$0.50	$1.44	$1.12
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

Note 5 —	Inventories
      The following is a summary of inventories by major category (in millions):

	September 30,	December 31,
	2004	2003

Raw materials	$136.1	$64.2
Work in process	61.3	22.6
Finished products	454.0	268.6

Total	$651.4	$355.4

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6 —	Goodwill and Other Intangible Assets
      The following is a reconciliation of changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2004 (in millions):

	Scientific	Healthcare
	Products and	Products and	Laboratory
	Services	Services	Workstations	Total

Balance as of December 31, 2003	$844.3	$109.6	$53.0	$1,006.9
Adjustments/allocations	4.6	45.7	—	50.3
Acquisitions(a)	2,246.0	892.7	—	3,138.7
Effect of foreign currency change	(2.5)	—	—	(2.5)

Balance as of September 30, 2004	$3,092.4	$1,048.0	$53.0	$4,193.4

(a)	The initial allocation of the purchase price for the Apogent, Dharmacon and Oxoid acquisitions, including certain adjustments recorded in connection with the restatements, are based on a preliminary valuation whereby data gathering is ongoing. Accordingly, these estimates will be revised when the evaluation is substantially complete.
      The following is a summary of other intangible assets that are subject to amortization (in millions):

	September 30,	December 31,
	2004	2003

Customer lists (net of accumulated amortization of $15.1 million and $10.2 million at September 30, 2004 and December 31, 2003, respectively)	$189.2	$38.1
Non-compete agreements (net of accumulated amortization of $20.8 million and $18.3 million at September 30, 2004 and December 31, 2003 respectively)	5.4	3.2
Patents and tradenames (net of accumulated amortization of $9.3 million and $8.9 million at September 30, 2004 and December 31, 2003, respectively)	9.0	8.5
Developed technology (net of accumulated amortization of $7.7 million and $2.9 million at September 30, 2004 and December 31, 2003, respectively)	196.6	16.6
Other amortizable intangible assets (net of accumulated amortization of $15.9 million and $8.0 million at September 30, 2004 and December 31, 2003, respectively)	59.2	31.7

	$459.4	$98.1

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

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8 —	Debt
      The following is a summary of debt obligations as of September 30, 2004 and December 31, 2003 (in millions):

	September 30,	December 31,
	2004	2003

Term Facility	$396.5	$—
Prior credit facility	—	440.0
Other Debt	49.1	36.2
7 1/8% notes due 2005	0.1	0.4
2.50% Convertible Senior Notes due 2023 convertible at $47.46 per share	300.0	300.0
3.25% Convertible Senior Subordinated Notes due 2024 convertible at $80.40 per share	330.0	—
8 1/8% Senior Subordinated Notes due 2012 (includes $6.0 million and $6.4 million of premiums at September 30, 2004 and December 31, 2003, respectively)	310.0	310.4
8% Senior Subordinated Notes due 2013 (includes $10.5 million and $11.1 million of premiums at September 30, 2004 and December 31, 2003, respectively)	310.5	311.1
2.25% Senior Convertible Contingent Debentures due 2021	298.8	—
2.25% CODES due 2021	1.0	—
Floating Rate Convertible Senior Debentures due 2033	344.6	—
6 3/4% Senior Subordinated Notes due 2014	300.0	—

Total debt	2,640.6	1,398.1
Less: short-term portion	(38.1)	(12.0)

Total long-term debt	$2,602.5	$1,386.1

      In connection with the merger with Apogent, Fisher engaged in a number of financing transactions, which we refer to as the “Fisher Refinancing Transactions.” The Fisher Refinancing Transactions include the following:
      Fisher entered into a new credit facility (the “New Credit Facility”) to replace its existing credit facility, to pay off other existing indebtedness (including indebtedness of our subsidiaries), to provide working capital and for general corporate purposes. The New Credit Facility consists of (i) a $500 million revolving credit facility (the “New Revolving Credit Facility”) and (ii) a $700 million term loan facility (the “New Term Loan Facility”) in three tranches: (A) a $250 million tranche (“Tranche A-1”), (B) a $300 million tranche (“Tranche A-2”) currently not funded, and (C) a $150 million tranche (“Tranche B”). In addition, we have the ability, upon satisfaction of certain conditions, to request incremental term loans from the lenders under the New Credit Facility. Fisher’s obligations under the New Credit Facility as well as certain swap and other similar agreements with the lenders under the New Credit Facility and their affiliates are guaranteed by certain of Fisher’s existing and future direct and indirect material domestic subsidiaries (other than subsidiaries of Apogent). The obligations of Fisher and the subsidiary guarantors are secured by a pledge of the stock or other ownership interests of all material subsidiaries that are direct subsidiaries of Fisher or any guarantor (limited to a pledge of 65% of the equity interests of foreign subsidiaries and “controlled foreign corporations”).

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      In connection with the merger, Fisher assumed $345.0 million aggregate principal amount of Floating Rate Senior Convertible Contingent Debt Securities due 2033 (the “Floating Rate CODES”). The Floating Rate CODES were recorded at an initial fair value of $426.3 million based upon its market price at July 30, 2004, representing a premium of $77.5 million and a liability of $3.8 million for exchange and consent solicitation fees to be paid. The Company determined that the premium was due to the equity conversion feature of the debt and, accordingly, reclassified the premium to capital in excess of par value. On August 3, 2004 the Company completed its exchange offer for the Floating Rate CODES which aligned the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt. 99.9 percent of the outstanding principal amount of the Floating Rate CODES were tendered for exchange with a like principal amount of Floating Rate Convertible Senior Debentures and an exchange and consent solicitation fee totaling 1.10 percent of the principal amount of the securities tendered was paid. Neither Fisher nor Apogent received any proceeds from the issuance of the new debentures in the exchange offer.
      In connection with the merger, Fisher assumed $300 million aggregate principal amount of 2.25% Senior Convertible Contingent Debt Securities due 2021 (the “2.25% CODES”). The 2.25% CODES were recorded at an initial fair value of $335.4 million based upon its market price at July 30, 2004, representing a premium of $33.9 million and a liability of $1.5 million for exchange fees to be paid. The Company determined that the premium was due to the equity conversion feature of the debt and, accordingly, reclassified the premium to capital in excess of par value. On August 3, 2004, Apogent completed its exchange offer for the 2.25% CODES which aligned the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt. 99.6 percent of the outstanding principal amount of the 2.25% CODES were tendered for exchange with a like principal amount of 2.25% Senior Convertible Contingent Debentures and an exchange fee of 0.50 percent of the principal amount of the securities tendered was paid. Neither Fisher nor Apogent received any proceeds from the issuance of the new debt securities in the exchange offer.
      In connection with the merger, Fisher assumed $250 million aggregate principal amount of the 6 1/2% senior subordinated notes due 2013 (the 6 1/2% Notes”). The 6 1/2% Notes were recorded at a fair value of $276.9 million, representing a premium of $26.9 million. On August 3, 2004, the Company completed a cash tender offer for the $250 million aggregate principal amount of the 6 1/2% Notes. Apogent accepted for payment $249.6 million aggregate principal amount representing 99.8 percent of the outstanding principal amount of the 6 1/2% Notes. The purchase price for the notes was $1,107.50 in cash per $1,000 principal amount, plus accrued and unpaid interest. A concurrent consent solicitation amended the indenture for any 6 1/2% Notes that remained outstanding to eliminate certain restrictive covenants in that indenture.
      In connection with the merger, Fisher assumed $7 million of remaining principal amount of 8% senior notes due 2011 (the “8% Notes”). The 8% Notes were recorded at a fair value of $7.6 million based upon its market price at July 30, 2004, representing a premium of $0.6 million.
      On August 3, 2004, the Company sold pursuant to Rule 144A $300 million of 6 3/4% senior subordinated notes due 2014. Fisher used the proceeds from this offering to repay Apogent’s 6 1/2% Notes.
      As of September 30, 2004, the Company had the ability to borrow an aggregate of $683.9 million under the accounts receivable securitization facility and revolving credit facility.
      On March 3, 2004, the Company sold $300 million principal amount of its 3.25% Convertible Senior Subordinated Notes due 2024 and, on March 23, 2004, sold an additional $30 million principal amount of these notes upon exercise of the over-allotment option by the initial purchaser of the notes. These notes are due March 1, 2024 and were sold under a “shelf” registration statement dated September 3, 2003. Interest on the notes is payable on March 1 and September 1 of each year. The notes may be converted into shares of the Company’s common stock under the following circumstances: (1) note holders may convert their notes on any date on or prior to March 1, 2019, if the closing sale price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the first day of such conversion period

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
was more than 120% of the then-current conversion price of the notes; (2) if, on any date after March 1, 2019, the closing sale price of the Company’s common stock is more than 120% of the then-current conversion price of the notes, then note holders will have such conversion right at all times thereafter; (3) the Company has called the notes for redemption; (4) the Company distributes to all or substantially all holders of the Company’s common stock rights, options or warrants entitling them to purchase common stock at less than the closing sale price of the Company’s common stock on the day preceding the declaration for such distribution; (5) the Company distributes to all or substantially all holders of the Company’s common stock cash, assets, debt securities or capital stock, which distribution has a per share value as determined by the Company’s board of directors exceeding 10% of the closing sale price of the Company’s common stock on the day preceding the declaration for such distribution; or (6) during any period in which the credit rating of the notes assigned by Moody’s is Caa2 or lower and by Standard & Poor’s is CCC or lower, or neither Moody’s (or its successors) nor Standard & Poor’s (or its successors) continues to rate the notes. Note holders may also convert their notes into shares of the Company’s common stock for the five business day period after any five consecutive trading day period in which the average trading price for the notes was less than 97% of the average conversion value for the notes during that period. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. It is the Company’s current intention to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. The initial conversion rate is 12.4378 shares of common stock per each $1,000 principal amount of notes. This is equivalent to an initial conversion price of $80.40 per share.
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
      Other expense for the nine months ended September 30, 2004, includes charges of $15.5 million (reflecting call premiums, write-off of deferred financing fees, and other debt related costs), and a $2.2 million charge associated with the termination of a foreign currency contract, partially offset by $1.9 million of dividend income from an investment in preferred stock. During the nine months ended September 30, 2003, in connection with our debt refinancing, we recorded a charge of $45.6 million consisting of $27.3 million of call premiums and $18.3 million for the write-off of deferred financing fees, a $3.7 million charge to mark-to-market certain financial instruments, all of which were partially offset by $1.4 million of dividend income from an investment in preferred stock.

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
      The following table sets forth basic and diluted net income per common share computational data for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Weighted average common shares outstanding used in computing basic net income per common share	99.2	55.2	75.7	54.9
Common stock equivalents(a)	6.8	4.2	5.3	3.6

Weighted average common shares outstanding used in computing diluted net income per common share	106.0	59.4	81.0	58.5

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(a)	The weighted average amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2004 was 0.4 million and 0.8 million respectively, and for the three and nine months ended September 30, 2003 was 2.4 million, and 2.8 million, respectively.
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
      The Emerging Issues Task Force (“EITF”) reached a final consensus at its September meeting on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). EITF 04-8 requires contingently convertible debt to be included in diluted earnings per share computations, in all periods, except when inclusion is anti-dilutive, regardless of whether the market price contingency is met. The effective date is expected to be for reporting periods ending on or after December 15, 2004. Prior periods earnings per share amounts presented for comparative purposes will be restated to conform to this consensus.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table presents earnings per share for the three and nine months periods ended September 30, 2004 and September 30, 2003, as if EITF 04-8 was applicable for each of these periods:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income, as reported	$36.1	$27.7	$115.4	$59.8

Net income per share
As reported:
Diluted EPS	$0.34	$0.47	$1.42	$1.02

Diluted weighted average common shares outstanding	106.0	59.4	81.0	58.5

Restated in accordance with EITF 04-08
Diluted EPS	$0.34	$0.47	$1.42	$1.02

Diluted weighted average common shares outstanding	106.3	59.4	81.0	58.5

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
      On September 20, 2004, the Company’s wholly-owned subsidiary, Apogent, issued a notice for redemption of approximately $298.8 million of the 2.25% Senior Convertible Contingent Debentures due 2021 and approximately $1.0 million of the 2.25% CODES due 2021 for cash at a price equal to 100% of the principal amount plus accrued and unpaid interest and contingent interest, as defined in the agreements. Note holders had the option of converting their notes until October 18, 2004. Approximately $295.7 million of the notes were converted. Notes, which were not converted, were redeemed on October 20, 2004. Principally, all the converted notes were settled in cash. The conversion feature embedded in the convertible notes and the obligation to pay the consent solicitation fee were considered assumed liabilities at the date of the merger. The conversion feature was valued at $33.9 million and allocated to additional paid in capital. The consent solicitation fees of $1.5 million were recorded as a liability as of the merger date, and this liability was eliminated upon the payment of the fees during 2004. Upon payment of the debt, the premium paid of $11 million was offset against a portion of the premium originally recorded in capital in excess of par value.

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
Overview
      The Apogent merger was completed on August 2, 2004. As of September 30, 2004, and as described in Note 3 of the financial statements in its original Form 10-Q for the period ended on such date, we had completed an initial allocation of the purchase price using estimated values and management judgments.
      In completing our final purchase price allocation subsequent to the filing of our original Form 10-Q for the period ended September 30, 2004, we identified errors in certain aspects of the initial purchase accounting requiring the restatement of the financial statements for the three and nine months ended September 30, 2004. After review of such errors, we have concluded that the estimated fair value used to record certain debt securities of Apogent, assumed in the merger, was understated by $144.2 million. We determined that $116.7 million of this amount was due to the equity conversion feature of the debt security and recorded the amount as capital in excess of par value. We had recorded a charge of $54.1 million as “other expense, net” in the statement of operations for the three and nine months ended September 30, 2004 related to certain refinancing transactions in connection with the merger. We have determined that $39.2 million of this charge associated with the historical deferred financing fees and other call premiums already reflected in the fair value of the debt assumed should not have been recorded. As a result, we increased income before income taxes by $40.1 million, net income by $25.3 million and diluted net income per common share by $0.24 per share for the three months ended September 30, 2004. The aforementioned corrections also had the effect of increasing other current assets by $3.2 million, increasing goodwill by $147.5 million, increasing stockholders’ equity by $136.8 million and decreasing other assets by $13.9 million.
      We also have concluded that the valuation of the Company shares representing merger consideration should have been based on the five-day period surrounding the merger announcement, rather than the date the merger was effected. This correction in measurement date utilized resulted in a reduction of goodwill and stockholders’ equity of $322.5 million.
      We had recorded $17.1 million of tax benefits related to the exercise of Apogent options assumed by Fisher in the merger as “capital in excess of par value” in the stockholders’ equity line item in the balance sheet as of September 30, 2004. We have concluded that these tax benefits should be reflected as a $17.1 million reduction of goodwill in the September 30, 2004 balance sheet. We also increased goodwill and other liabilities in the September 30, 2004 balance sheet by $192.3 million to reflect deferred tax liabilities for indefinite-lived intangible assets recognized.
      The above restatement is described in Note 1 of Notes to Financial Statements. The accompanying management’s discussion and analysis gives effect to the restatement.
      None of the matters referred to above had any effect on our income from operations or cash flows as stated in our originally filed Form 10-Q for the three and nine months ended September 30, 2004.
      On August 2, 2004 we completed an approximately $3.9 billion combination with Apogent, in a tax-free, stock-for-stock merger, including the assumption of debt with a fair value of approximately $1.1 billion.

Apogent shareholders received 0.56 shares of Fisher common stock for each share of Apogent common stock they owned.
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
      On September 20, 2004, the Company’s wholly-owned subsidiary, Apogent, issued a notice for redemption of approximately $298.8 million of the 2.25% Senior Convertible Contingent Debentures due 2021 and approximately $1.0 million of the 2.25% CODES due 2021 for cash at a price equal to 100% of the principal amount plus accrued and unpaid interest and contingent interest, as defined in the agreements. Note holders had the option of converting their notes until October  18, 2004. Approximately $295.7 million of the notes were converted. Notes, which were not converted, were redeemed on October 20, 2004. Principally, all the converted notes were settled in cash. In conjunction with the conversion of the notes, we paid a premium fee of approximately $11 million. The conversion feature embedded in the convertible notes and the obligation to pay the consent solicitation fee were considered assumed liabilities at the date of the merger. The conversion feature was valued at $33.9 million and allocated to additional paid in capital. The consent solicitation fees of $1.5 million were recorded as a liability as of the merger date, and this liability was eliminated upon the payment of the fees during 2004. Upon payment of the debt, the premium paid of $11 million was offset against a portion of the premium originally recorded in capital in excess of par.
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

      Healthcare Products and Services. The effect of foreign exchange is not significant to our healthcare products and services segment as sales are primarily to customers within the U.S. Organic sales growth for the three months ended September 30, 2004 was flat versus the same period a year ago. Our organic sales reflect the priority we have placed on achieving operating income improvement in this segment, notwithstanding the impact on revenue growth. Sales growth for the nine months ended September 30, 2004 was attributable to acquisitions, primarily Apogent, as well as increased demand for clinical laboratory products from the first half of 2004. For comparative purposes the fourth quarter organic growth rate is expected to be negatively affected by the impact of last year’s strong flu season on sales.
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
Interest Expense
      Interest expense for the three and nine months ended September 30, 2004 was $28.7 million and $73.7 million, respectively, an increase of $5.3 million and $11.4 million, respectively, from the comparable periods in 2003. The increase in interest expense is attributable to an overall increase in our total debt balance primarily associated with the issuance of $630 million of convertible debt and the assumption of debt associated with the Apogent merger, offset partially by a decrease in interest rates.
Other Expense, Net
      Other expense for the nine months ended September 30, 2004, includes charges of $15.5 million (reflecting call premiums, write-off of deferred financing fees, and other debt related costs), and a $2.2 million charge associated with the termination of a foreign currency contract, partially offset by $1.9 million of dividend income from an investment in preferred stock. During the nine months ended September 30, 2003, in connection with our debt refinancing, we recorded a charge of $45.6 million consisting of $27.3 million of call premiums and $18.3 million for the write-off of deferred financing fees, a $3.7 million charge to mark-to-market certain financial instruments, all of which were partially offset by $1.4 million of dividend income from an investment in preferred stock.
Income Tax Provision
      Our effective tax rate for the nine months ended September 30, 2004 was 31%, up from 28% for the corresponding period in 2003, and reflects the effect of the Apogent transaction. The overall tax provision for the three months ended September 30, 2004 of $12.5 million or 25.7%, and tax provision for the nine months ended September 30, 2004 of $41.7 million or 26.5%, includes a tax benefit on non-recurring charges associated with the Apogent, Perbio, Oxoid, and Dharmacon acquisitions as well as integration related costs. We expect to implement tax planning initiatives related to our recent acquisitions, from which we may benefit in future periods.

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
      During the nine months ended September 30, 2004, financing activities generated $356.0 million of cash compared with using $781.4 million of cash for the comparable period in 2003. During the period ended September 30, 2004, we completed the following financing transactions:

•	On February 12, 2004, we amended our existing $225 million receivables securitization facility extending the facility’s maturity date to February 2005. All other material terms and conditions under the receivables securitization facility remained unchanged.

•	On March 3, 2004, we sold $300 million of our 3.25% convertible senior subordinated notes due 2024 and on March 23, 2004 sold an additional $30 million principal amount upon exercise of the over allotment option by the initial purchasers of the notes. These notes were issued pursuant to our registration statement on Form S-3 filed with the SEC on September 15, 2003, under which we can issue up to $750 million of debt and equity securities. In connection with the sale of the 3.25% convertible senior subordinated notes, we paid approximately $7.8 million in financing fees.

•	On March 31, 2004, we retired $80 million of bank debt outstanding under our term loan facility reducing the outstanding balance to $360 million.

•	On August 3, 2004 we issued and sold pursuant to Rule 144A of $300 million of our 6 3/4% senior subordinated notes due 2014. We used the proceeds from this offering to repay Apogent’s 6 1/2% Senior Subordinated Notes due 2013.
      In connection with the Apogent merger, Fisher engaged in a number of financing transactions, which we refer to as the “Fisher Refinancing Transactions.” The Fisher Refinancing Transactions include the following:

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

•	Fisher’s wholly-owned subsidiary, Apogent completed an exchange offer for its $300 million aggregate principal amount of 2.25% Senior Convertible Contingent Debt Securities due 2021 (the “2.25% CODES”). The exchange offer for the 2.25% CODES aligned the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt. 99.6 percent of the outstanding principal amount of the 2.25% CODES were tendered for exchange with a like principal amount of 2.25% Senior Convertible Contingent Debt Securities and an exchange fee of 0.50 percent of the principal amount of the securities tendered was paid.

•	Concurrently with the two exchange offers, Fisher’s wholly-owned subsidiary, Apogent completed a cash tender offer for the $250 million aggregate principal amount of the 6 1/2% Senior Subordinated Notes due 2013. Apogent accepted for payment $249.6 million aggregate principal amount representing 99.8 percent of the outstanding principal amount of the 6 1/2% Senior Subordinated Notes due 2013. The purchase price for the notes was $1,107.50 in cash per $1,000 principal amount, plus accrued and unpaid interest. A concurrent consent solicitation amended the indenture for any 6 1/2% senior subordinated notes that remained outstanding to eliminate certain restrictive covenants in that indenture.

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
      The following table summarizes maturities for our significant financial obligations as of September 30, 2004 (in millions):

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt, including short-term debt(a)	$2,639.4	$37.6	$54.0	$194.9	$2,352.9
Capital lease obligations	1.2	0.6	0.6	—	—
Operating leases	172.0	45.3	50.5	36.3	39.9
Unconditional purchase obligations(b)	1.8	1.4	0.4	—	—
Other long-term liabilities reflected on the balance sheet(s)	14.0	—	6.8	3.1	4.1

Total Contractual Obligations	$2,828.4	$84.9	$112.3	$234.3	$2,396.9

(a)	Amounts represent the expected cash payments for our debt and do not include any unamortized discounts or premiums and deferred issuance costs.

(b)	Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty.

(c)	Includes only long-term liabilities where both the timing and amount of payment streams are known.
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
      As of the end of the period covered by the original quarterly report on Form 10-Q, an evaluation as of September 30, 2004 of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded as of such date that the design and operation of the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Subsequent to the filing of the original quarterly report on Form 10-Q for the quarterly period ended September 30, 2004, as described below, management determined that the design and operation of the Company’s disclosure controls and procedures were not effective in light of management’s identification and subsequent remediation of certain control procedures around the selection and application of accounting guidance related to purchase accounting. The errors in question resulted in the adjustments discussed below and resulted in the restated financial statements for the three and nine months ended September 30, 2004.
      The Apogent merger was completed on August 2, 2004. As of September 30, 2004, and as disclosed in Note 3 of the financial statements in its original Form 10-Q for the period ended on such date, the Company completed an initial allocation of the purchase price using estimated values and management judgments.
      In completing its final purchase price allocation subsequent to the filing of its original Form 10-Q for the period ended September 30, 2004, the Company identified errors in certain aspects of the initial purchase accounting requiring the restatement of its financial statements for the three and nine months ended September 30, 2004. After review of such errors, the Company has concluded that the estimated fair value used to record certain debt securities of Apogent, assumed in the merger, was understated by $144.2 million.

The Company determined that $116.7 million of this amount was due to the equity conversion feature of the debt security and recorded the amount as capital in excess of par value. The Company had recorded a charge of $54.1 million as “other expense, net” in the statement of operations for the three and nine months ended September 30, 2004 related to certain refinancing transactions in connection with the merger. The Company has determined that $39.2 million of this charge associated with the historical deferred financing fees and other call premiums already reflected in the fair value of the debt assumed should not have been recorded. As a result, the Company increased income before income taxes by $40.1 million, net income by $25.3 million and diluted net income per common share by $0.24 per share for the three months ended September 30, 2004. The aforementioned corrections also had the effect of increasing other current assets by $3.2 million, increasing goodwill by $147.5 million, increasing stockholders’ equity by $136.8 and decreasing other assets by $13.9 million.
      The Company also has concluded that the valuation of the Company shares representing merger consideration should have been based on the five-day period surrounding the merger announcement, rather than the date the merger was effected. This correction in measurement date utilized resulted in a reduction of goodwill and stockholders’ equity of $322.5 million.
      The Company had recorded $17.1 million of tax benefits related to the exercise of Apogent options assumed by Fisher in the merger as “capital in excess of par value” in the stockholders’ equity line item in the balance sheet as of September 30, 2004. The Company has concluded that these tax benefits should be reflected as a $17.1 million reduction of goodwill in the September 30, 2004 balance sheet. The Company also increased goodwill and other liabilities in the September 30, 2004 balance sheet by $192.3 million to reflect deferred tax liabilities for indefinite-lived intangible assets recognized.
      None of the matters referred to above in this Item 4 had any effect on the Company’s income from operations or cash flows as stated in the Company’s originally filed Form 10-Q for the three and nine months ended September 30, 2004.
      The Company has taken a series of steps designed to remediate the control procedures that resulted in the errors described in this Form 10-Q/ A. In connection therewith, prior to December 31, 2004, the Company created additional accounting and finance positions and hired or appointed experienced individuals to those positions to modify its procedures regarding the appropriate selection and application of accounting principles. The Company created the positions of Chief Accounting Officer and Vice President of Finance Integrations, among other positions that report to the Chief Accounting Officer and Vice President of Finance Integrations, in the process of remediating its existing internal control over financial reporting. Both of these positions were fully transitioned prior to the end of the fourth quarter.
      Except as described above, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4 —	Submission of Matters to a Vote of Security Holders
      The information required pursuant to Part II, Item 4 of Form 10-Q was disclosed under such item in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

Item 6 —	Exhibit and Reports on Form 8-K
      (a) Exhibits

Exhibit 10.1*:	Form of Non-qualified Stock Option Agreement pursuant to the Fisher Scientific International Inc. 2001 Equity and Incentive Plan.

Exhibit 10.2*:	Form of Non-qualified Stock Option Agreement pursuant to the Fisher Scientific International Inc. 2003 Equity and Incentive Plan.

Exhibit 31.1:	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the original Quarterly Report on Form 10-Q.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fisher Scientific International Inc.

/s/ Kevin P. Clark

Kevin P. Clark
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
March 16, 2005