Form 10-K
period 2004-12-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2005-03-16
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to
Commission File Number 1-10920

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
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2004 was approximately $3,601,845,844.
      The number of shares of Common Stock outstanding as of March 1, 2005 was 119,627,922.
DOCUMENTS INCORPORATED BY REFERENCE
      The registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2005 is incorporated by reference into Part III.

PART I
Item 1. Business
Item 2. Properties
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
FISHER SCIENTIFIC INTERNATIONAL INC.
STATEMENT OF OPERATIONS
BALANCE SHEET
STATEMENT OF CASH FLOWS
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
NOTES TO FINANCIAL STATEMENTS
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
SCHEDULE II
EX-10.15 FIRST AMENDMENT TO THE CREDIT AGREEMENT
EX-10.23 AMENDED AND RESTATED RECEIVABLES TRANSFER AGREEMENT
EX-10.25 FIRST AMENDMENT TO RECEIVABLES PURCHASE AGREEMENT
EX-10.38 AMENDED AND RESTATED RETIREMENT PLAN
EX-10.39 FIRST AMENDMENT TO THE RETIREMENT PLAN
EX-10.40 SECOND AMENDMENT TO THE RETIREMENT PLAN
EX-10.41 THIRD AMENDMENT TO THE RETIREMENT AGREEMENT
EX-10.42 FOURTH AMENDMENT TO THE RETIREMENT PLAN
EX-10.43 5TH AMENDMENT TO THE RETIREMENT PLAN
EX-10.44 SIXTH AMENDMENT TO THE RETIREMENT PLAN
EX-10.45 SEVENTH AMENDMENT TO THE RETIREMENT PLAN
EX-10.46 EIGHT AMENDMENT TO THE RETIREMENT PLAN
EX-10.47 NINTH AMENDMENT TO THE RETIREMENT PLAN
EX-10.48 AMENDED AND RESTATED SAVINGS AND PROFIT SHARING PLAN
EX-10.49 FIRST AMENDMENT TO THE SAVINGS AND PROFIT SHARING PLAN
EX-10.50 SECOND AMENDMENT TO THE SAVINGS AND PROFIT SHARING PLAN
EX-10.51 THIRD AMENDMENT TO THE SAVINGS AND PROFIT SHARING PLAN
EX-10.52 FOURTH AMENDMENT TO THE SAVINGS AND PROFIT SHARING PLAN
EX-10.53 FIFTH AMENDMENT TO THE SAVINGS AND PROFIT SHARING PLAN
EX-10.54 SIXTH AMENDMENT TO THE SAVINGS AND PROFIT SHARING PLAN
EX-10.55 SEVENTH AMENDMENT TO THE SAVINGS AND PROFIT SHARING PLAN
EX-10.56 EIGHTH AMENDMENT TO THE SAVINGS AND PROFIT SHARING PLAN
EX-10.57 NINTH AMENDMENT TO THE SAVINGS AND PROFIT SHARING PLAN
EX-10.58 TENTH AMENDMENT TO THE SAVINGS AND PROFIT SHARING PLAN
EX-10.59 ELEVENTH AMENDMENT TO THE SAVINGS AND PROFIT SHARING PLAN
EX-10.60 EXECUTIVE RETIREMENT AND SAVINGS PROGRAM
EX-10.61 FIRST AMENDMENT TO EXECUTIVE RETIREMENT AND SAVINGS PROGRAM
EX-12.01 RATIOS OF EARNINGS TO FIXED CHARGES
EX-21.01 LIST OF SUBSIDIARIES
EX-23.01 CONSENT OF DELOITTE & TOUCHE LLP
EX-31.01 SECT. 302 CERTIFICATION OF THE C.E.O.
EX-31.02 SECT. 302 CERTIFICATION OF THE C.F.O.
EX-32.01 SECT. 906 CERTIFICATION OF THE C.E.O.
EX-32.02 SECT. 906 CERTIFICATION OF THE C.F.O.

PART I

Item 1.	Business
Our Business
      Fisher Scientific International Inc. (“Fisher” the “Company,” “we,” “us” or “our”) is a leading provider of products and services to the global scientific research, global biopharma production supplies, U.S. clinical laboratory and U.S. lab safety and personal protection markets. Our customers include pharmaceutical and biotechnology companies; colleges and universities; medical research institutions; hospitals and reference labs; government agencies; original equipment manufacturers; quality control, process control and research and development laboratories. We offer more than 600,000 products and services to over 350,000 customers located in over 150 countries. We have a diverse customer base. No single customer represents more than 3% of our total sales.
      We offer self-manufactured, private labeled and exclusive products (collectively “proprietary products”) and products that we source from suppliers. Our largest supplier represented approximately 6% of sales. Approximately 60% of our revenues are generated from the sale of higher margin proprietary products and approximately 80% of our revenues are generated from the sale of consumable products. We deliver our products and provide our services to our customers on a worldwide basis through a global supply chain network.
Acquisitions
      We continually evaluate strategic acquisitions to increase the breadth of our proprietary product and service offerings and accelerate our revenue growth, enhance our margins and increase our cash flow. Since our initial public offering in 1991, we have completed 37 acquisitions. The following is a brief description of the material transactions we have completed since January 1, 2004.
      On August 2, 2004, we completed an approximately $3.9 billion combination with Apogent Technologies Inc. (“Apogent”) in a tax-free, stock-for-stock merger, which included the assumption of debt with a fair value of approximately $1.1 billion. Apogent shareholders received 50.6 million shares of Fisher common stock representing 0.56 shares of Fisher common stock for each share of Apogent common stock they owned. Apogent is a diversified worldwide leader in the design, manufacture and sale of laboratory and life science products essential for scientific research and healthcare diagnostics. The results of Apogent have been included in the scientific products and services segment and the healthcare products and services segment from the date of acquisition.
      On April 1, 2004, we acquired Dharmacon, Inc. (“Dharmacon”) for $80 million in cash. Dharmacon focuses on RNA technologies, including RNA interference and small interfering RNAi, which are tools for life-science research that increase the efficiency of the drug discovery process. The results of Dharmacon have been included in the scientific products and services segment from the date of acquisition.
      On March 1, 2004, we acquired Oxoid Group Holdings Limited (“Oxoid”) for $330 million in cash. Oxoid is a United Kingdom-based manufacturer of microbiological culture media and other diagnostic products that test primarily for bacteria contamination, with sales primarily outside of the United States. The results of Oxoid have been included in the scientific products and services segment from the date of acquisition.
Competitive Strengths and Strategy
      We believe that our key competitive strengths include our:

•	premier global brand: we have provided quality service to scientists for over one hundred years, and, as a result, have one of the most powerful brands in the markets we serve. The Company is recognized in virtually every lab in the world.

•	strong market positions: we are a leading provider of products and services to the markets we serve. Given the complexity of dealing with multiple suppliers providing thousands of products and the increased pressure to increase efficiency and reduce costs, our customers increasingly look to the Company to meet virtually all of their laboratory needs in a timely and cost-effective manner.

•	broad product and service offering: we have a broad line of products that provides a virtual one-stop shop for the scientist. We also have a suite of services that allow us to provide added value to our customers.

•	global sales and marketing network: we have a global footprint of more than 3,500 sales and marketing professionals that gives us a powerful position in the markets we serve. Our 2,700 sales representatives provide complete account management. We augment these sales representatives with approximately 800 highly trained technical specialists who allow us to better meet the needs of our more technical end-user customers.

•	extensive supply capabilities: we have a global supply chain network that allows us to reduce end-to-end supply chain costs. Utilizing state-of-the-art systems and our global footprint, we serve more than 350,000 customers in over 150 countries on a cost-effective basis.
      Our key competitive strengths provide us with a solid platform from which to pursue profitable growth opportunities, including acquisitions. Our key strategy is to leverage our strengths to pursue opportunities that accelerate our revenue growth, enhance our margins and increase our cash flow.
      We are increasing our investments in research and development to accelerate new product introductions. We are also expanding our portfolio of specialized services to meet the increasing demands for outsourcing activities from our customers. In addition, we are increasing our investment in training and development to enhance the ability of our sales representatives and technical specialists to bundle and cross-sell products. We believe that these initiatives will serve to accelerate revenue growth.
      We plan to enhance our margin structure and increase our cash flow by aggressively managing expenses, improving our business processes and information systems, and increasing productivity. The most significant near-term opportunity is executing on the cost-saving synergies associated with the Apogent merger.
      Our operations are organized into three reporting segments: scientific products and services, healthcare products and services, and laboratory workstations.

Scientific Products and Services
      Sales in the scientific products and services segment represent approximately 73% of our total sales. The scientific products and services segment provides products and services primarily to entities conducting scientific research, including drug discovery and drug development, quality and process control and basic research and development. This segment manufactures and/or distributes a broad range of biochemicals and bioreagents; organic and inorganic chemicals; sera; cell culture media; sterile liquid-handling systems; microbiology media and related products; scientific consumable products, instruments and equipment; safety and personal protection products; and other supplies. Additionally, this segment provides services to pharmaceutical and biotechnology companies engaged in clinical trials, including specialized packaging, over-encapsulation, labeling and distribution for phase III and phase IV clinical trials, as well as combinatorial chemistry, custom-chemical synthesis, supply-chain management and a number of other services.
      The businesses in this segment primarily serve pharmaceutical and biotechnology companies, colleges and universities, medical research institutions, hospital research labs, government agencies, original equipment manufacturers, quality control, process control and research and development laboratories.
      We estimate that the markets served by this segment aggregate to approximately $40 billion and include the following: global scientific research market estimated at approximately $23 billion with an estimated growth rate of 5% to 8% annually; global biopharma production supplies market estimated at approximately $5 billion with an estimated growth rate of 15% to 25% annually; and U.S. lab safety and personal protection market estimated at approximately $12 billion with an estimated growth rate of 4% to 6% annually. Scientific research revenues are primarily driven by spending on research and development. In addition, revenues are affected by the increased demand for products and services that drive greater efficiency and lower the costs of drug development, including the demand for outsourced pharmaceutical services; the pace of development of new medicines; as well as the demand for personal protection equipment related to the increased threat of bioterrorism. Proprietary products and services in this segment are sold under such brand names as ABgenetm, Accumet®, Acros Organicstm, ART®, Barnstead®, Cole-Parmer®, Endogen®, Fisherbrand®, Fisher Clinical Services®, HyClone®, Maybridgetm, Masterflex®, MBP®, Nalgene®, Nunc®, Oxoid®, Piercetm, and Remel®, among others. Safety related products include personal protection equipment, respiratory protection systems, environmental monitoring and sampling equipment, and other safety and clean-room supplies.
      Raw materials and supplies for our product and service offerings in this segment are generally available in adequate quantities. While there are some raw materials that we obtain from a single supplier, we are not dependent on any one supplier for a significant portion of our sales.
      In the scientific products and services segment, we have approximately 2,200 sales and customer service professionals that provide complete account management, offering our customers a broad portfolio of laboratory procurement and supply chain management services. These sales and customer service representatives are augmented by over 750 life science, chemical and technical product specialists who allow us to better meet the needs of our end-user customers, particularly in the more technically oriented segments of the market. We market and sell our products and services through the activities of our sales and marketing organization, various catalogs, brochures and other marketing materials and through the use of distributors. The Fisher Catalog has been published for nearly one hundred years and is a recognized scientific reference tool. We produce more than three million printed copies of our various catalogs biennially in nine different languages. Our e-commerce tools are showcased by our Web site www.fishersci.com, which is a leading e-commerce tool supporting the scientific community.
      We manufacture our products throughout the United States and Europe and we distribute our products worldwide through our global manufacturing and logistics facilities. We deliver our products through third party carriers and our own fleet of delivery vehicles. United Parcel Service (“UPS”) handles approximately 65% of our U.S. product deliveries. Our agreement with UPS expires in May 2008.
      We operate in a highly competitive market. Our principal competitors in this segment are, among others, Becton Dickinson, Corning, Invitrogen, Qiagen, Sigma-Aldrich and VWR International. In addition, we compete with many of our own product suppliers that sell their products directly to end-users or through other distribution channels. VWR International is also one of our largest customers. We compete on a basis of innovative technologies, product differentiation, availability and reliability, service and price. In addition, we believe that our premier global brand; our broad product and service offerings; our global supply chain network; and our global sales and marketing foot print provide competitive advantages.
     Healthcare Products and Services
      Sales in the healthcare products and services segment represent approximately 23% of our total sales. The healthcare products and services segment manufactures and distributes a wide array of diagnostic kits and reagents, equipment, instruments, medical devices and other consumable products to hospitals and group-purchasing organizations, clinical laboratories, reference laboratories, physicians’ offices and original equipment manufacturers located primarily in the U.S. This segment also provides outsourced manufacturing services for diagnostic reagents, calibrators and controls to the healthcare and pharmaceutical industries. We estimate the domestic clinical laboratory market is approximately $10 billion and growing at a rate of approximately 4% to 5% annually.
      On March 7, 2005, we signed a definitive agreement to sell our Atos Medical AB subsidiary, which manufactures ear, nose and throat medical devices and had sales of $35 million in 2004.
      Sales in the healthcare products and services segment are driven by the administration and evaluation of diagnostic tests. We believe that the aging population as well as the increased demand for the development of new specialty diagnostic tests will result in increased market growth. Products in the healthcare products and services segment are sold under such brand names as Atos®, Capitol Vial®, Cedia®, Fisherbrand®, Fisher Diagnostics®, MAS®, Richard-Allan Scientific® and Seradyn®.
      In the healthcare products and services segment, we have approximately 400 sales and customer service professionals that provide complete account management, offering our customers a broad portfolio of laboratory procurement and supply chain management services. These sales and customer service representatives are augmented by over 50 technical product specialists who allow us to better meet the needs of our end-user customers, particularly in the in vitro diagnostics, anatomical pathology, immunohistochemistry and instrumentation segments of the market. We market and sell our products and services through the activities of our sales forces, the Fisher HealthCare Catalog and other marketing materials and through the use of distributors. We have e-commerce capabilities that are specifically designed for the clinical laboratory market. We deliver our products in this segment through the domestic logistics network shared with our scientific products and services segment and directly from certain of our manufacturing locations. We distribute our products outside the U.S. primarily through a network of dealers.
      Raw materials and supplies for our product and service offerings are generally available in adequate quantities. While there are some raw materials that we obtain from a single supplier, we are not dependent on any one supplier for a significant portion of our raw materials. However, sales of products obtained from our two largest suppliers account for approximately 37% of segment sales.
      In this segment, we primarily compete on product breadth, value and service. Our principal competitors in this segment include Abbott Laboratories, Bayer, Bio-Rad, Cardinal Health, Dade Behring, Johnson & Johnson and Roche Diagnostics. Many of these competitors are also our customers.

Laboratory Workstations
      Sales in the laboratory workstations segment represent approximately 4% of total sales. The laboratory workstations segment primarily manufactures and sells laboratory workstations and fume hoods for laboratories. This segment serves primarily pharmaceutical and biotechnology customers, medical research institutions, colleges, universities and secondary schools, and hospitals and reference labs. This segment also provides laboratory design services.
      Our product offerings in this segment include steel, wood and plastic laminate casework systems, adaptable furniture systems, airflow products and various other laboratory fixtures and accessories. Sales of laboratory furniture and fume hoods and of laboratory design services are driven primarily by the construction of new laboratories and the expansion of existing laboratories by our customers. Products in the laboratory workstations segment are sold under product names such as DuraMaxtm, MAX/Lab®, MAX/Wall® and MAX/Mobile®.
      Our laboratory workstations segment is project-based, selling project-specific products and services primarily through a competitive bidding process. As such, this segment maintains a backlog of work. Our backlog as of December 31, 2004 was approximately $134 million, compared with $105 million as of December 31, 2003. A majority of orders in our backlog are typically filled within one year. We sell our laboratory workstations through both a network of dealers and our own distribution channel. Our customers are primarily based in the United States, although we also sell to international customers.
      The laboratory workstations market is highly competitive and is influenced by capital spending cycles. We compete in this segment primarily on the basis of quality, product innovation, project management skills and price. Our principal competitor in this segment is Kewaunee Scientific.
Intellectual Property
      We own or license numerous patents, trademarks, trade names and service marks in the United States and abroad. Except for certain trade names and trademarks, such as “Fisher Scientific,” “Nalgene,” “Remel,” “Barnstead,” “Hyclone,” and “Oxoid,” we do not consider any one patent or other proprietary right to be material.

Environmental Matters
      A number of our operations involve handling, manufacturing, use or sale of substances that are or could be classified as toxic or hazardous materials within the meaning of applicable laws. Consequently, some risk of environmental harm is inherent in certain of our operations and products, as it is with other companies engaged in similar businesses. Our operations are subject to a myriad of federal, state and local environmental requirements at our domestic and international facilities.
      Our expenses for environmental requirements are incurred generally for ongoing compliance and historic remediation matters. Based on current information, we believe that these compliance costs are not material. For historic remediation obligations, our expenditures relate primarily to cost of permitting, installing, and operating and maintaining groundwater treatment systems and other remedial measures. These expenses were approximately $0.8 million in 2004, $1.0 million in 2003 and $1.0 million 2002. We estimate our expenses for these environmental remediation matters will continue to be approximately $1.0 million per year.
      Our Fair Lawn and Somerville, New Jersey facilities are subject to administrative consent orders issued by the New Jersey Department of Environmental Protection. Our Rockford IL facility is subject to a Resource Conservation and Recovery Act (“RCRA”) corrective action program administered by the Illinois Environmental Protection Agency. We are required to maintain groundwater remediation activities at these sites. As owner of the Fair Lawn facility we are listed as a potentially responsible party for remediation within an area called the Fair Lawn Wellfields Superfund Site. This site was listed in 1983 on the National Priority List under the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (also known as “CERCLA”). Both New Jersey sites are also the subjects of CERCLA National Resources Damages claims, the expected cost of which is not material individually or in the aggregate.
      We have also been notified that we are among the potentially responsible parties under CERCLA or similar state laws for the costs of investigating or remediating contamination at various other third party sites. Based on current information, these are not material individually or in the aggregate.
      We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters were $32.2 million and $32.5 million at December 31, 2004 and 2003, respectively.
      These environmental liabilities do not include third-party recoveries to which we may be entitled. We believe that our accrual is adequate for the environmental liabilities we currently expect to incur. As a result, we believe that our ultimate liability with respect to environmental matters will not have a material adverse effect on our financial position or results of operations or cash flows. However, we may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations, and the impact of changes in accounting rules, which could have a material adverse effect on our financial position, results of operations or cash flows.
Regulatory Affairs
      From time to time, various governmental agencies, such as the U.S. Drug Enforcement Administration; the U.S. Department of Transportation; the U.S. Food and Drug Administration, the Bureau of Alcohol, Tobacco, Firearms and Explosives; and U.S. Customs and Border Protection examine certain aspects of our operations. To date, none has had a material impact on our operations. For information regarding legal proceedings, refer to “Item 3 — Legal Proceedings,” which is incorporated herein by reference.

Foreign and Domestic Operations, Segment Data and Export Sales
      For information regarding foreign and domestic operations and export sales, refer to “Item 8 — Financial Statements and Supplementary Data — Note 20 — Segment and Geographic Financial Information,” which is incorporated herein by reference.
Employees
      As of December 31, 2004 and 2003, we had approximately 17,500 and 10,200 full-time employees, respectively. Of these employees, approximately 12,200 and 7,600 were located in the United States in 2004 and 2003, respectively. We consider relations with our employees to be good.
      We are a party to several collective-bargaining agreements that include manufacturing employees in our laboratory workstation segment, certain of our manufacturing employees in other operations located in the United States and certain employees located in Europe.
      Our executive officers and directors, and their ages and positions as of December 31, 2004 are as follows:

Executive Officers and Directors	Age	Position

Paul M. Montrone	63	Chairman of the Board and Chief Executive Officer
Paul M. Meister	52	Vice Chairman of the Board
Frank H. Jellinek, Jr.	59	Chairman Emeritus
David T. Della Penta	57	President and Chief Operating Officer
Kevin P. Clark	42	Vice President and Chief Financial Officer
Todd M. DuChene(4)	41	Senior Vice President of Corporate Development, Chief Legal Officer and Secretary
Michael D. Dingman(2)(3)	73	Director
Christopher L. Doerr	55	Director
Simon B. Rich	60	Director
Charles A. Sanders, M.D.(1)(3)	72	Director
Scott M. Sperling(2)(3)	47	Director
W. Clayton Stephens(1)(2)	62	Director
Richard W. Vieser(1)	77	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

(4)	Effective as of March 4, 2005, Mr. DuChene resigned his position as Senior Vice President of Corporate Development, Chief Legal Officer and Secretary.
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
      Frank H. Jellinek, Jr. has been Chairman Emeritus at Fisher since August  2, 2004. Mr. Jellinek served as President and Chief Executive Officer and a director of Apogent from December 2000 to August 2004, when it was acquired by Fisher. He served as President and Chief Executive Officer of Apogent’s subsidiary,

Sybron Laboratory Products Corporation from May 1998 to December 2000. He served as President of Apogent’s subsidiary, Erie Scientific Company, from 1975 to 1998.
      David T. Della Penta has served Fisher as an executive officer since 1998. Mr. Della Penta has been President and Chief Operating Officer since April 1998. From prior to 1996 until April 1998, Mr. Della Penta served as President of Nalge Nunc International, a subsidiary of Sybron International Corporation (the former name of our recently acquired subsidiary, Apogent), a manufacturer of laboratory products.
      Kevin P. Clark has served Fisher as an executive officer since 1996. Mr. Clark has been Vice President and Chief Financial Officer since March 2001. He served as Vice President and Controller from May 1998 to February 2001. Mr. Clark served as our Vice President and Treasurer from September 1997 to May 1998, and as our Assistant Treasurer from 1995 to 1997.
      Todd M. DuChene served Fisher as an executive officer from 1996 until his resignation on March 4, 2005. Mr. DuChene has been Senior Vice President of Corporate Development, Chief Legal Officer and Secretary since September 2004. He was Vice President, General Counsel and Secretary from November 1996 to August 2004. Mr. DuChene was Senior Vice President, General Counsel and Secretary of OfficeMax, Inc. from March 1995 to November 1996, and was Vice President, General Counsel and Assistant Secretary of OfficeMax, Inc. from January 1994 to March 1995.
      Michael D. Dingman has been a director at Fisher since 1991. Mr. Dingman has been President of Shipston Group Ltd. (international investments) since prior to 1999. Mr. Dingman was Chairman of the Board of Fisher from 1991 to 1998.
      Christopher L. Doerr has been a director at Fisher since August 2, 2004. Mr. Doerr has served as a Co-Chief Executive Officer of Passage Partners, LLC (a private investment company) since October 2000. He served as President and Co-Chief Executive Officer of Lesson Electric Corporation from December 1989 to September 2000. He is a director of Regal-Beloit Corporation.
      Simon B. Rich has been a director at Fisher since August 2, 2004. Mr. Rich served as Chairman of Louis Dreyfus Natural Gas Corp. (now Dominion Exploration & Production, Inc.) from 1996 until his retirement in 2001 and President and Chief Executive Officer from 1993 to 1996. Mr. Rich was Chief Executive Officer and Executive Vice President of Louis Dreyfus Holding Company from 1998 to 2000 and from 1986 to 1990, respectively.
      Charles A. Sanders, M.D. has been a director at Fisher since May 2003. Dr. Sanders has served as Chairman of the Foundation for National Institutes of Health since 1997. Dr. Sanders served as Chief Executive Officer of Glaxo Inc. from 1989 to 1994 and was Chairman of the Board from 1992 to 1995. Dr. Sanders is a director of BioPure Corp., Cephalon Inc., Genentech Inc., Trimeris Inc. and Vertex Pharmaceuticals.
      Scott M. Sperling has been a director at Fisher since 1998. Mr. Sperling has been employed by Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company, since prior to 1999. Mr. Sperling currently serves as a Managing Director of Thomas H. Lee Partners, L.P. Mr. Sperling is a director of Houghton Mifflin Co., ProSiebenSat.1 Media AG, Vertis Inc., Warner Music Group Inc., Warner Music Group Corp. and Wyndham International Inc.
      W. Clayton Stephens has been a director at Fisher since November 2002. Mr. Stephens founded Warren Capital Corporation in 1984 and has served as a Director and President of the firm since that time. Mr. Stephens is a member of the Advisory Board of Sonoma National Bank.
      Richard W. Vieser has been a director at Fisher since August 2, 2004. Mr. Vieser has been retired from active employment since 1989 and formerly served as Chairman of the Board, President and CEO of Lear Siegler, Inc., FL Industries, Inc. and FL Aerospace. He serves as Chairman Emeritus of Varian Medical Systems, Inc. as he is a director of Viasystems Group, Inc.

Available Information
      The Company files annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any documents the Company files at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s SEC filings are also available to the public free of charge at the SEC’s Web site at www.sec.gov. In addition, all of the Company’s filings with the SEC are available free of charge through the Company’s Web site at www.fisherscientific.com.
      Our common stock is listed on the New York Stock Exchange, Inc. (the “NYSE”) under the symbol “FSH”. You can also inspect reports and other information concerning us at the office of the NYSE, 20 Broad Street, New York, New York 10005.
Corporate Information
      We were founded in 1902 by Chester G. Fisher in Pittsburgh, Pennsylvania, and became a Delaware corporation in 1991. Fisher is a Fortune 500 company and is a component of the S&P 500, Russell 1000 and MSCI World Indices. Our principal executive offices are located at Liberty Lane, Hampton, New Hampshire 03842, and our telephone number is (603) 926-5911. Our Web site is located at www.fisherscientific.com.
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
      Acquisitions are an important part of our growth strategy. Since 1991, we have acquired 37 businesses, and we routinely review additional potential acquisition opportunities. Despite our successful record in integrating the companies we have acquired, certain risks exist, including the potential for:

•	management’s attention being diverted to the integration of the acquired businesses;

•	difficulties in integrating the operations and systems of the acquired businesses and realizing operating synergies; and

•	difficulties in assimilating and retaining employees and customers of the acquired companies.
      None of these difficulties historically have been material, but if they were to be in the future we may be unable to implement our growth strategy. In addition, we compete with other companies to acquire suitable targets, and may not be able to acquire certain targets that we seek. Also, certain of the businesses we have acquired have not generated the cash flow and earnings, or yielded other benefits, that we anticipated at the time of their acquisition. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, the acquisition may adversely affect our profitability. In addition, if we are unable to hire and retain key management personnel, we may not be able to execute our acquisition strategy.
      During 2004, we acquired Apogent, Oxoid and Dharmacon. We believe that we will be able to realize important strategic and commercial benefits by combining each of these businesses with our existing business; however, the risks discussed above could impede our ability to realize these benefits.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.
      As of December 31, 2004, we had total indebtedness of $2,348.6 million. In addition, as of December 31, 2004, we had the ability to incur an additional aggregate amount of $969.2 million of indebtedness under our existing accounts receivable securitization facility, revolving credit facility and term facility; further borrowing under those facilities or incurring any other additional indebtedness would likely increase our leverage and the risks therefrom. Our debt agreements permit us to incur or guarantee additional indebtedness, subject to limitations set forth in those agreements.
      Our substantial indebtedness could negatively affect our operations in a number of ways, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, program investment efforts, and other general corporate needs;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	exposing us to the risk of increased interest rates because some of our debt has variable interest rates; and

•	limiting our ability to borrow additional funds.
      Any default under the agreements governing our credit facility or our other outstanding indebtedness and the remedies sought by the holders of such indebtedness could make us unable to pay principal and interest on our outstanding indebtedness.
      In addition, we will be required to repay the indebtedness under our various debt agreements as that indebtedness matures. We may not have sufficient funds or we may be unable to arrange for additional financing to pay these amounts when they become due. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Indebtedness.”

Our results of operations are affected by our customers’ research and development efforts; these efforts and the spending on them are beyond our control, and our results of operations could be adversely affected if our customers do not continue expending sufficient resources on these activities.
      A significant number of our customers include entities active in scientific or technological research in the scientific research, clinical laboratory and lab safety markets in the United States and internationally. Research and development budgets and activities have a large effect on the demand for our products and services. Our customers determine their research and development budgets based on several factors, including the need to develop new products, competition and the general availability of resources. In addition, as we continue to expand our international operations, the research and development spending levels in other global markets will become increasingly important to us. Although we expect continued increases in scientific and technology-related research and development spending in the United States and worldwide, such spending may decrease or become subject to cyclical swings.

We may be unable to achieve earnings forecasts, which are based, in part, on projected volumes and sales of many product types and services, some of which are more profitable than others.
      Demand for some of our higher margin products and services could be subject to variation based upon the introduction of new technologies, competition, government regulation, supply availability, raw material contamination and changes in customer preferences. If demand for these products and services were to change rapidly, we may be unable to achieve our earnings forecast.

Because we compete directly with certain of our largest customers and product suppliers, our results of operations could be adversely affected in the short-term if these customers and suppliers abruptly discontinue or significantly modify their relationship with us.
      Our largest customer in the scientific products and services segment and our largest customer in the healthcare products and services segment are also significant competitors. Our business may be harmed in the short-term if our competitive relationship in the marketplace with these customers results in discontinuation of their purchases from us. In addition, we manufacture products that compete directly with products that we source from third party suppliers. We also source competitive products from multiple suppliers. Our business could be adversely affected in the short-term if any of our large third party suppliers abruptly discontinues selling products to us.

Because we rely heavily on third party package delivery services, a significant disruption in these services or significant increases in prices may disrupt our ability to ship products and increase our costs and lower our profitability.
      We ship a significant portion of our products to our customers through independent package delivery companies, such as UPS. We also maintain a small fleet of transportation vehicles dedicated to the delivery of our products. In 2004, we shipped approximately 65% of our products in the United States via UPS. Our agreement with UPS expires in May 2008. We also ship our products through other carriers, including national and regional trucking firms, overnight carrier services and the U.S. Postal Service. If UPS or another third party package delivery provider experiences a major work stoppage, as UPS did in 1997, such that either our products would not be delivered in a timely fashion or we would incur additional shipping costs that we could not pass on to our customers, our costs may increase and our relationships with certain of our customers may be adversely affected. In addition, if UPS or our other third party package delivery providers increase prices, and we are not able to find comparable alternatives or make adjustments to our delivery network, our profitability could be adversely affected.

We are subject to regulation by various federal, state and foreign agencies, which require us to comply with a wide variety of regulations, including regulations regarding the manufacture of products, the shipping of our products and environmental matters.
      Some of our operations are subject to regulation by the U.S. Food and Drug Administration and similar international agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales and distribution. If we fail to comply with the U.S. Food and Drug Administration’s regulations or those of similar international agencies, we may have to recall products and cease their manufacture and distribution, which would increase our costs and reduce our revenues.
      We are subject to federal, state, local and international laws and regulations that govern the handling, transportation, manufacture, use or sale of substances that are or could be classified as toxic or hazardous substances. Some risk of environmental damage is inherent in our operations and the products we manufacture, sell or distribute. This requires us to devote significant resources to maintain compliance with applicable environmental laws and regulations, including the establishment of reserves to address potential environmental costs, and manage environmental risks.

If we lose our key personnel, our business could be adversely affected.
      We depend heavily on the services of our senior management, including Paul M. Montrone, our Chairman of the Board and Chief Executive Officer, and Paul M. Meister, our Vice Chairman of the Board, both of whom are important to the implementation of our acquisition and earnings growth strategy. We believe that our future success will depend upon the continued services of our senior management. Our business could be adversely affected by the loss of any member of our senior management, including Mr. Montrone or Mr. Meister. We do not maintain key-man life insurance in respect of Mr. Montrone or Mr. Meister.

We are subject to economic, political and other risks associated with our significant international sales and operations, which could adversely affect our business.
      We conduct international operations through a variety of wholly owned subsidiaries, majority-owned subsidiaries, joint ventures, equity investments and agents located in North and South America, Europe, the Far East, the Middle East and Africa. A significant portion of the revenues of our international operations is generated in Europe. Expansion of these activities could increase the risks associated with our international operations. Sales outside the United States were approximately 25% and 20% of total sales in 2004 and 2003, respectively. We anticipate that revenue from international operations will continue to represent a growing portion of our revenues. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States, including areas in Europe that are undergoing slow, if any, economic growth. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including:

•	changes in the political or economic conditions in a country or region, particularly in developing or emerging markets;

•	future fluctuations in exchange rates;

•	trade protection measures and import or export licensing requirements;

•	differing tax laws and changes in those laws;

•	difficulty in staffing and managing widespread operations; and

•	differing regulatory requirements and changes in those requirements.

We may be unable to adjust to rapid changes in the healthcare industry, some of which could adversely affect our business.
      The healthcare industry has undergone significant changes in an effort to reduce costs. These changes include:

•	development of large and sophisticated purchasing groups of medical and surgical supplies;

•	wider implementation of managed care;

•	legislative healthcare reform;

•	consolidation of pharmaceutical companies;

•	increased out-sourcing of select activities, including to low-cost offshore locations;

•	consolidation of pharmaceutical and medical and surgical supply distributors; and

•	cuts in Medicare spending.

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

We may incur unexpected costs from increases in raw material prices, which could reduce our earnings and cash flow.
      Our primary commodity exposures are for petroleum-based resins and steel. We may incur increased costs for the procurement of these materials that we may not be able to pass along to our customers in the form of higher prices. If we are unable to pass along higher raw material prices, our earnings and cash flow could be adversely affected.

If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.
      We depend on the information systems throughout our Company to process orders, manage inventory and process shipments to customers. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers and suppliers, it could result in the loss of sales and customers, which could adversely affect our business.

Item 2.	Properties
      Our principal executive offices are located in Hampton, New Hampshire. We believe that our property and equipment are generally well maintained, in good operating condition and adequate for our present needs. The inability to renew any short-term real property lease would not have a material adverse effect on our operations.
      The following table identifies our principal facilities, which are owned unless otherwise indicated:

Scientific Products and Services
Allentown, Pennsylvania(b)	Offices, Logistics and Manufacturing
Basingstoke, UK(a)	Offices and Logistics
Dubuque, Iowa(a)	Offices and Manufacturing
Geel, Belgium	Offices, Logistics and Manufacturing
Horsham, United Kingdom(b)	Offices, Logistics and Manufacturing
Hudson, New Hampshire(a)	Offices, Logistics and Manufacturing
Indiana, Pennsylvania	Manufacturing
Lenexa, Kansas(b)	Offices, Logistics and Manufacturing
Logan, Utah	Offices, Logistics and Manufacturing
Loughborough, United Kingdom	Offices, Logistics and Manufacturing
Melrose Park, Illinois	Offices and Logistics
Milwaukee, Wisconsin	Offices and Manufacturing
Naperville, Illinois	Offices, Logistics and Manufacturing
Penfield, New York(a)	Offices, Logistics and Manufacturing
Petaluma, California(a)	Offices, Logistics and Manufacturing
Rochester, New York(a)	Offices, Logistics and Manufacturing
Rockford, Illinois	Offices, Logistics and Manufacturing
Rockwood, Tennessee(b)	Offices, Logistics and Manufacturing
Romont, Switzerland	Offices, Logistics and Manufacturing
Roskilde, Denmark	Offices, Logistics and Manufacturing

Shah Alam, Malaysia	Offices and Logistics
Schwerte, Germany(b)	Offices and Logistics
Strasbourg, France	Offices and Logistics
Vernon Hills, Illinois(a)	Logistics
Healthcare Products and Services
Auburn, Alabama(b)	Logistics
Fremont, California(a)	Offices and Manufacturing
Kalamazoo, Michigan(a)	Offices and Manufacturing
Middletown, Virginia	Offices and Manufacturing
Portsmouth, New Hampshire(a)	Offices, Logistics and Manufacturing
Shared Properties
Agawam, Massachusetts	Logistics
Chino, California	Logistics
Fair Lawn, New Jersey	Manufacturing
Florence, Kentucky	Logistics
Hampton, New Hampshire	Principal Executive Offices
Hanover Park, Illinois	Logistics
Houston, Texas	Offices and Logistics
New York, New York(a)	Offices
Pittsburgh, Pennsylvania(a)	Offices and Data Center
Santa Clara, California(a)	Logistics
Somerville, New Jersey	Logistics
Suwanee, Georgia(a)	Offices and Logistics
Lab Workstations
Two Rivers, Wisconsin	Offices and Manufacturing

(a)	Leased

(b)	One property owned, one leased

Item 3.	Legal Proceedings
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
      We are subject to the jurisdiction of various regulatory agencies including, among others, the U.S. Food and Drug Administration and the Agency for International Development. Various governmental agencies conduct investigations from time to time to examine matters relating to our operations. Some operations involve and have involved the handling, manufacture, use or sale of substances that are classified as toxic or hazardous substances within the meaning of applicable environmental laws. Consequently, some risk of environmental and other damage is inherent in particular operations and products as it is with other companies engaged in similar businesses, and we cannot assure that material damage will not occur or be discovered or be determined to be material in the future. We are currently involved in various stages of investigation and remediation relative to environmental protection matters. We believe that such investigations and remediation expenditures in connection therewith, individually and in the aggregate, will not have a material adverse effect upon our results of operations, financial position, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders in the fourth quarter of 2004.
PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters
Market Information
      Our common stock is listed on the NYSE under the trading symbol “FSH”. For information regarding the high and low closing sale prices of our common stock, see “Item 8 — Financial Statements and Supplementary Data — Note 24 — Unaudited Quarterly Financial Information,” which is incorporated herein by reference.
      The last reported sale price of our common stock on the NYSE on March 14, 2005 was $60.59 per share. As of March 14, 2005 we had approximately 958 holders of record of our common stock.
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
Equity Compensation Plans
      The following is a summary of our equity compensation plan information as of December 31, 2004:

Number of Securities
Remaining for Future
	Number of Securities		Issuance Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column (a))

	(a)(2)	(b)	(c)(1)(2)
Equity compensation plans approved by security holders	9,471,816	$31.59	1,526,054
Equity compensation plans not approved by security holders	—	—	—

Total at December 31, 2004	9,471,816	$31.59	1,526,054

(1)	1,526,054 of the shares listed in column (c) may be issued in the form of other stock-based awards, which include restricted or unrestricted stock, restricted or unrestricted stock units or dividend equivalents, pursuant to the 2001 and 2003 Equity and Incentive Plans.

(2)	Does not include 3,533,068 shares issuable upon the exercise of options under the plans assumed in connection with the merger with Apogent.

Item 6.	Selected Financial Data
      This summary of selected financial data for the five-year period ended December 31, 2004 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements presented elsewhere herein. See “Item 8 — Financial Statements and Supplementary Data — Note 1 — Nature of Operations and Note 2 — Summary of Significant Accounting Policies” for a further discussion of the basis of presentation, principles of consolidation and defined terms.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In millions, except share amounts)
Statement of Operations Data:
Sales	$4,662.7	$3,564.4	$3,238.4	$2,880.0	$2,622.3
Income from operations(a)	287.0	258.6	245.1	131.1	156.3
Income before cumulative effect of accounting change	166.4	78.4	96.7	16.4	22.7
Net income(b)	166.4	78.4	50.6	16.4	22.7
Share Data:
Net income per common share:
Basic income per common share before cumulative effect of accounting change	$1.93	$1.38	$1.77	$0.33	$0.57
Cumulative effect of accounting change	—	—	(0.84)	—	—

Basic net income per common share	$1.93	$1.38	$0.93	$0.33	$0.57

Diluted income per common share before cumulative effect of accounting change	$1.80	$1.29	$1.67	$0.31	$0.51
Cumulative effect of accounting change	—	—	(0.80)	—	—

Diluted net income per common share	$1.80	$1.29	$0.87	$0.31	$0.51

Weighted average common shares outstanding:
Basic	86.2	56.9	54.5	49.4	40.1
Diluted	92.2	60.6	57.9	53.0	44.4
Balance Sheet Data (at end of year):
Working capital	$723.3	$362.3	$186.1	$120.1	$142.8
Total assets	8,090.2	2,859.4	1,871.4	1,839.2	1,385.7
Long-term debt	2,309.2	1,386.1	921.8	956.1	991.1

(a)	In 2004, income from operations includes charges of $82.9 million ($53.0 million, net of tax) to step-up the fair value of inventory from the Apogent, Oxoid, Dharmacon, and Perbio acquisitions, $25.0 million ($16.6 million, net of tax) of integration costs, $7.8 million ($5.2 million, net of tax) of restructuring charges, $6.0 million ($3.8 million, net of tax) of a charitable contribution, and $67.6 million ($43.7 million, net of tax) of impairment charges for goodwill and other long-lived assets. Income from operations also includes charges of $18.1 million ($11.4 million, net of tax) to step-up the fair value of inventory from the Perbio acquisition in 2003, $2.2 million ($1.4 million, net of tax) of restructuring credits relating to a reduction in estimated severance costs in 2002, $61.2 million ($38.5 million, net of tax) of restructuring and other charges in 2001, and $8.4 million ($5.2 million, net of tax) of restructuring credits and other charges in 2000. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	Net income includes the charges described in (a) above and, in 2004, includes $14.4 million ($9.0 million, net of tax) of debt refinancing charges, $22.7 million ($21.5 million, net of tax) gain on sale of investment, $2.2 million ($1.4 million, net of tax) charge for the termination of a foreign currency contract, and a $10.9 million tax provision credit related to finalizing certain domestic and foreign tax audits and negotiations. Net income in 2003 includes the charges described in (a) above and charges of $43.8 million ($27.6 million, net of tax) for call premiums and $22.1 million ($13.9 million, net of tax) for the write-off of deferred financing fees, as well as $15.7 million ($9.9 million, net of tax) for the purchase of options to hedge foreign currency exposure and $2.8 million ($1.8 million, net of tax) for bridge financing fees, each related to the Perbio acquisition. Net income in 2002 includes the amounts described in (a) above and includes a charge of $11.2 million ($7.1 million, net of tax) consisting of $7.1 million of fixed-swap unwind costs and $4.1 million of deferred financing and other costs associated with the refinancing of our term debt. Net income in 2000 includes the amounts in (a) above and a $23.6 million ($14.9 million, net of tax) write down of investments in certain internet-related ventures.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The discussion and analysis presented below refer to and should be read in conjunction with the financial statements and related notes appearing elsewhere in the Form 10-K.
Overview
      We generate our revenues through the sale of more than 600,000 products and services to the global scientific research, global biopharma production supplies, U.S. clinical laboratory, and U.S. lab safety and personal protection markets. We generated approximately 80% of our revenues from the sale of consumable products. We offer both proprietary products and products that we source from suppliers.
      We offer and sell our products and services to over 350,000 customers located in over 150 countries. Our customers include pharmaceutical and biotechnology companies; colleges and universities; medical research institutions; hospitals and reference labs; government agencies; original equipment manufacturers; quality control and process control and research and development laboratories. No single customer represents more than 3% of our total sales. For further information regarding our business, refer to “Item 1 — Business” which is incorporated herein by reference.
Acquisitions
      We continually evaluate potential strategic acquisitions to increase the breadth of our proprietary product and service offerings and accelerate our revenue growth, enhance our margins and increase our cash flow. Since our initial public offering in 1991, we have completed 37 acquisitions. The following is a brief description of the material transactions we have completed since January  1, 2002.
      On August 2, 2004 we completed an approximately $3.9 billion combination with Apogent in a tax-free, stock-for-stock merger including the assumption of debt with a fair value of approximately $1.1 billion. Apogent shareholders received 50.6 million shares of Fisher Scientific common stock representing 0.56 shares of Fisher common stock for each share of Apogent common stock they owned. Apogent is a diversified worldwide leader in the design, manufacture and sale of laboratory and life science products essential for scientific research and healthcare diagnostics. The results of Apogent have been included in the scientific products and services segment and the healthcare products and services segment from the date of acquisition.
      On April 1, 2004, we acquired Dharmacon for $80 million in cash. Dharmacon focuses on RNA technologies, including RNA interference and small interfering RNAi, which are tools for life-science research that increase the efficiency of the drug discovery process. The results of Dharmacon have been included in the scientific products and services segment from the date of acquisition.
      On March 1, 2004, we acquired Oxoid for $330 million in cash. Oxoid is a United Kingdom-based manufacturer of microbiological culture media and other diagnostic products that test primarily for bacteria contamination, with sales primarily outside of the United States. The results of Oxoid have been included in the scientific products and services segment from the date of acquisition.

      On September 8, 2003, we acquired Perbio Science AB (“Perbio”), a Swedish public company, for $689 million in cash plus assumed net debt of approximately $44 million. Perbio manufactures and sells consumable tools for protein-related research and protein-based biopharma drug production. The acquisition of Perbio enhanced our footprint in the life sciences market and increased our proprietary product offerings. From the date of acquisition, the Bioresearch and Cell Culture divisions of Perbio, which accounted for approximately 90% of total Perbio revenues, have been included in the scientific products and services segment, and its medical device division, which accounted for the remaining 10% of total Perbio revenues, has been included in the healthcare products and services segment.
Results of Operations
      Our operations are organized into three reporting segments: scientific products and services, healthcare product and services, and laboratory workstations.

1.	Scientific products and services segment provides products and services primarily to entities conducting scientific research, including drug discovery and drug development, quality and process control and basic research and development. This segment manufactures and/or distributes a broad range of biochemicals and bioreagents; organic and inorganic chemicals; sera; cell culture media; sterile liquid-handling systems; microbiology media and related products; scientific consumable products, instruments and equipment; safety and personal protection products; and other consumables and supplies. Additionally, this segment provides services to pharmaceutical and biotechnology companies engaged in clinical trials, including specialized packaging, over-encapsulation, labeling and distribution for phase III and phase IV clinical trials, as well as combinatorial chemistry, custom-chemical synthesis, supply-chain management and a number of other services.

2.	Healthcare products and services segment manufactures and/or distributes a wide array of diagnostic kits and reagents, equipment, instruments, medical devices and other consumables products to hospitals and group-purchasing organizations, clinical laboratories, reference laboratories, physicians’ offices, original equipment manufacturers and other distributors that service such customers located primarily in the U.S. In addition, we also manufacture and distribute ear, nose and throat medical devices outside the U.S. This segment also provides outsourced manufacturing services for diagnostic reagents, calibrators and controls to the healthcare and pharmaceutical industries.

3.	Laboratory workstations segment manufactures and sells laboratory workstations and fume hoods and provides lab-design services for pharmaceutical and biotechnology customers, colleges, universities and secondary schools, hospitals and reference labs.

Sales
      The following table presents sales and sales growth by reportable segment for the years ended December 31, 2004, 2003 and 2002 (dollars in millions):

	2004		2003		2002

		Sales		Sales
	Sales	Growth	Sales	Growth	Sales

Scientific products and services	$3,454.7	38%	$2,501.0	11%	$2,258.0
Healthcare products and services	1,067.4	22%	877.2	9%	806.7
Laboratory workstations	176.1	(15)%	206.1	6%	193.9
Eliminations	(35.5)		(19.9)		(20.2)

	$4,662.7	31%	$3,564.4	10%	$3,238.4

      Consolidated. Sales growth of 31% in 2004 was favorably impacted by foreign exchange translation of $95.1 million representing 3 points of sales growth and acquisitions completed in 2003 and 2004 that accounted for approximately 21 points of sales growth. Our organic sales growth rate of approximately 7% in 2004 was driven by strong customer demand in the scientific product and services segment, partially offset by slower growth in our healthcare products and services segment and a decline in sales in our laboratory workstations segment, as more fully described below. Consolidated 2003 sales growth of 10% was favorably impacted by foreign exchange translation of $76.6 million representing 2 points of sales growth and acquisitions completed in 2002 and 2003 that accounted for approximately 3% of sales growth. Our organic sales growth rate of approximately 5% in 2003 resulted from revenue growth in all three segments as more fully described below.
      Scientific Products and Services. Sales growth of 38% in 2004 was favorably impacted by foreign exchange translation of $89.8 million representing 4 points of growth. Sales growth impact from acquired companies in 2003 and 2004 represented approximately 23 points of growth, primarily from Apogent, Oxoid and Perbio. Organic sales growth of approximately 11% was primarily due to strong demand from pharmaceutical, biotech and academic customers, as well as an improvement in our international markets. In addition, the segment experienced increased demand for safety-related products driven in large part by domestic preparedness and bioterrorism readiness initiatives, as well as increased demand from the U.S. government. We expect organic growth of 8% - 10% in 2005. Sales growth of 11% in 2003 was favorably impacted by foreign exchange translation of $75.9 million representing approximately 3.5 points of growth. Sales growth impact from acquired companies in 2002 and 2003 represented approximately 4 points of growth, primarily from Perbio. Our 2003 organic growth rate of approximately 3.5% was favorably impacted by an increase in demand for safety-related products and was adversely affected by a decline in sales to our U.S. biotechnology customers and a decline in international sales due to weakness in the European economy and associated reductions in research funding from governments.
      Healthcare Products and Services. Sales growth of 22% in 2004 was largely due to the impact of the Apogent and Perbio acquisitions, which accounted for approximately 20 points of the growth rate. Organic growth and the favorable impact of foreign exchange each accounted for approximately 1 point of growth. Our organic growth rate was negatively impacted in 2004 due to our efforts to improve operating margins at the expense of sales growth. We expect organic growth of approximately 2% in 2005, reflecting flat to negative growth in the first half of the year with stronger growth in the second half of the year. Sales growth of 9% in 2003 was largely due to strong organic growth which contributed approximately 8 points of growth and approximately 1 point from acquisitions. The organic growth rate was primarily due to an increase in demand for clinical laboratory products in both the hospitals and reference labs customer segments.
      Laboratory Workstations. Sales decrease of 15% in 2004 was primarily due to the timing of large projects and a decrease in market demand for small projects. This compares to a 6% sales growth rate in 2003 that reflected strong demand in both large and small projects. Order activity for large projects was strong in 2004, which is reflected in the increase in backlog at December 31, 2004 to $134 million compared to $105 million at December 31, 2003. Laboratory workstations is a project-based business which operates from a backlog, a majority of which may be shipped in less than one year. Delivery and installation of projects, which are driven by the timing of construction projects, result in a corresponding reduction in backlog.

Income from Operations
      The following table presents income from operations and income from operations as a percentage of sales by reportable segment for the years ended December 31, 2004, 2003 and 2002 (dollars in millions):

				Income from Operations as a
	Income from Operations			Percentage of Sales

	2004	2003	2002	2004	2003	2002

Scientific products and services	$375.5	$230.0	$206.2	10.9%	9.2%	9.1%
Healthcare products and services	98.3	35.7	25.2	9.2%	4.1%	3.1%
Laboratory workstations	2.8	11.1	11.7	1.6%	5.4%	6.0%
Eliminations	(0.3)	(0.1)	(0.2)

Sub-total	476.3	276.7	242.9	10.2%	7.8%	7.5%

Other charges:
Inventory step-up	82.9	18.1	—
Goodwill impairment	64.9	—	—
Restructuring charges (credits), net	7.8	—	(2.2)
Other charges	33.7	—	—

Total	$287.0	$258.6	$245.1	6.2%	7.3%	7.6%

      Consolidated. Income from operations in 2004 of $287.0 million represents an increase of 11% from 2003. As a percentage of sales, income from operations declined to 6.2% of sales in 2004 from 7.3% of sales in 2003. The decline in operating margins as a percentage of sales is due to $189.3 million of special charges in 2004 compared to $18.1 million of such charges in 2003. Special charges in 2004 were comprised of $82.9 million of inventory step-up included in cost of sales for 2003 and 2004 acquisitions, $64.9 million of goodwill impairment, $7.8 million of restructuring charges, and $33.7 million of other charges. Included in other charges is $25.0 million of integration costs (of which $5.6 million is recorded in cost of sales and $19.4 million is in selling, general and administrative expense); $2.7 million of intangible and fixed asset impairment charges and a $6.0 million contribution to our charitable foundation which are both recorded in selling, general and administrative expense. Special charges in 2003 were comprised of inventory step-up for acquisitions. The impact of the increase in these charges was partially offset by operating margin improvements in both the scientific products and services and healthcare products and services segments as described below. Excluding the impact of special charges, operating margins increased to 10.2% of sales in 2004 compared to 7.8% of sales in 2003.
      Income from operations of $258.6 million in 2003 represents an increase of 5.5% from 2002. As a percentage of sales, income from operations declined to 7.3% of sales in 2003 from 7.6% of sales in 2002. The decline in operating margins as a percentage of sales is due to $18.1 million of inventory step-up charges in 2003 compared to $2.2 million of restructuring credits in 2002. Excluding the impact of special charges, operating margins increased to 7.8% of sales in 2003 compared to 7.5% of sales in 2002. This improvement was due to increased operating margins in each of our segments as described below.
      Scientific Products and Services. Operating income in 2004 increased $145.5 million from 2003 to $375.5 million with operating margins improving to 10.9% in 2004 from 9.2% in 2003. The improvement in operating margins was primarily due to the impact of the Oxoid and Apogent acquisitions during 2004. These acquisitions contributed to an increase in gross margin as a percentage of sales with a partially offsetting increase in selling, general and administrative expenses as a percentage of sales. Organic operating margins improved slightly during 2004 which was partially offset by investments in sales and marketing activities and increased external and internal audit-related expenditures. We expect a continuing increase in operating margins in 2005 reflecting the full year contribution of Apogent and the related synergy initiatives, as well as organic margin improvements from business initiatives and fixed cost leverage. Operating income in 2003 increased $23.8 million from 2002, with operating margins improving to 9.2% in 2003 from 9.1% in 2002. The increase in operating margins in 2003 was attributable to the impact of the Perbio acquisition, continued

improvements in international operating margins, partially offset by a decrease in sales volume to U.S. biotechnology companies and increased investments in sales and marketing initiatives.
      Healthcare Products and Services. Operating income in 2004 increased $62.6 million from 2003 to $98.3 million with operating margins improving to 9.2% in 2004 from 4.1% in 2003. The improvement in operating margins was due to the impact of the Apogent acquisition during 2004 along with strong organic margin improvement, which was partially offset by increased external and internal audit-related expenditures. Apogent contributed to an increase in gross margin as a percentage of sales with a partially offsetting increase in selling, general and administrative expenses as a percentage of sales. Organic operating margin improvement was primarily the result of our focus on margin improvement initiatives at the expense of revenue growth. We expect a continuing increase in operating margins in 2005, reflecting the full year contribution of Apogent and the related synergy initiatives as well as continuing organic margin improvement initiatives and fixed cost leverage. Operating income in 2003 increased $10.5 million from 2002, with operating margins improving to 4.1% in 2003 from 3.1% in 2002. The increase in operating margins in 2003 was primarily reflective of a broad-based increase in volume for clinical laboratory products.
      Laboratory Workstations. Operating income in 2004 decreased $8.3 million from 2003 to $2.8 million with operating margins declining to 1.6% in 2004 from 5.4% in 2003. The decline in operating margins was primarily a result of the overall decline in revenue during 2004 as a result of decreased market demand for higher margin small projects and the impact of increased steel prices. We expect margins to remain relatively flat in 2005. Operating income in 2003 decreased $0.6 million from 2002, with operating margins declining to 5.4% in 2003 from 6.0% in 2002. The decline in operating margins in 2003 was primarily the result of a one-time order from the Federal government completed in 2002 that did not repeat in 2003.

Interest Expense
      Interest expense in 2004, 2003, and 2002 was $104.8 million, $84.8 million and $91.3 million, respectively. The increase in interest expense in 2004 is primarily attributable to the increase in debt in 2004 resulting from the assumption of debt upon the merger with Apogent on August 2, 2004 and the issuance of $300 million of 3.25% convertible debt on March 3, 2004 to fund the acquisition of Oxoid. The decrease in interest expense in 2003 is attributable to our debt refinancing activities in 2003 and 2002, and a decrease in the rate on variable rate debt.

Other (Income) Expense, Net
      Other expense, net, includes the following for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002

Debt refinancing costs	$14.4	$65.9	$4.1
Acquisition-related foreign currency hedges	2.2	15.7	—
Fixed-swap unwind costs	—	—	7.1
Interest income and other	(4.1)	(3.9)	1.1
Gain on sale of investment	(22.7)	—	—

Other (income) expense, net	$(10.2)	$77.7	$12.3

      Debt refinancing costs in 2004 primarily relate to third party costs incurred to refinance the debt assumed in the Apogent merger and the write-off of deferred financing fees and third party costs related to the Fisher credit facility that was refinanced upon consummation of the Apogent merger. Amounts in 2003 primarily relate to call premiums and the write-off of deferred financing fees for the redemption of our 9% senior subordinated notes and 7 1/8% notes.
      We recognized a gain in the fourth quarter of 2004 from the liquidation of our investment in ProcureNet Inc. (“ProcureNet”). ProcureNet is a former subsidiary that was spun off from Fisher in 1999.

Income Tax Provision
      Our effective tax rate in 2004, 2003, and 2002 was 13.5%, 18.4% and 31.7%, respectively. The decrease in the effective tax rate in 2004 from 2003 was due to a $10.9 million credit in 2004 due to the finalization of certain foreign and domestic tax audits and negotiations and a basis difference relating to the Company’s disposal of its investment in ProcureNet, partially offset by the effect of the merger with Apogent. The decrease in the effective tax rate in 2003 from 2002 was primarily due to a lower effective tax rate on foreign earnings in 2003 as compared to 2002 as a result of reorganizations and integration efforts within the group that have produced tax savings.

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
      The impairment charge in the scientific products and services segment related to certain of our smaller-market international distribution businesses where operating performance was lower than originally forecasted. Our laboratory workstations segment is sensitive to changes in capital spending, and several of the markets to which the laboratory workstations segment sells, including the technology industry, experienced a significant economic slowdown causing a reduction in capital spending in those markets. As a result, sales growth was significantly less than originally forecast, resulting in decreased profitability.
      SFAS 142 also requires that goodwill be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform the annual tests for indications of goodwill impairment as of October 31 each year.
Liquidity and Capital Resources
      Cash generated from operating activities was $392.8 million in 2004 compared with $218.0 million in 2003. The increase in cash from operations in 2004 was primarily from an increase in net income as adjusted for items such as depreciation and amortization, debt refinancing charges, goodwill impairment and the gain on sale of investment. Accounts receivable provided $35.0 million of cash in 2004 compared to a use of $17.0 million in 2003. This change in cash from accounts receivable is primarily due to the impact of Apogent in 2004 and improvements in collections. The decrease in inventories provided $54.6 million of cash in 2004 compared to $37.6 million in 2003. Excluding the rollout of the inventory step up of $82.9 million in 2004 and $18.1 million in 2003, we invested $28.3 million in inventory in 2004 compared to reducing inventories by $19.5 million in 2003. The change in cash relating to inventory in 2004 is primarily due to an increased investment in inventory related to our life sciences entities, increases in inventory due to certain of our integration projects combined with a decrease in inventory levels at certain of our entities in 2003 that did not recur in 2004. Cash generated from operating activities was $218.0 million in 2003 compared with $159.3 million in 2002. The increase in cash from operations in 2003 was related primarily to an increase in net income and continued improvements in working capital management, partially offset by an increase of approximately $33 million in contributions to our pension plan and supplemental nonqualified executive retirement program.
      We used $407.0 million of cash for investing activities in 2004 compared with $766.4 million in 2003. The decrease in cash used in 2004 is primarily due to a decrease in cash used for acquisitions. In 2004, we acquired Oxoid and Dharmacon for cash and merged with Apogent in a stock-for-stock transaction. The cash acquired from the merger with Apogent is shown as a reduction in cash used for acquisitions in 2004. In 2003, we acquired Perbio for cash. In addition, included in other investing activities is $26 million of proceeds from the liquidation of our investment in ProcureNet in 2004 and a $15.7 million use of cash in 2003 to purchase options to hedge foreign currency exposures related to the Perbio acquisition. Significant capital expenditures in 2004 included facility expansions at our clinical services business and Perbio entities and construction of a manufacturing facility in Mexico for our lab workstations unit. We expect capital spending to increase in 2005 to approximately $155 million which will include completion of the aforementioned facility expansions in 2004, additional expansions related to the integration of select manufacturing operations and the transfer of production to lower-cost facilities. We used $766.4 million of cash for investing activities in 2003 compared with $105.4 million in 2002. The increase in cash used in investing activities is primarily attributable to the acquisition of Perbio and continued capital spending for our chemical manufacturing capabilities, our west coast warehouse that opened late in 2003 and spending associated with Perbio facility expansions.
      Financing activities provided $83.2 million of cash in 2004 compared with $583.7 million of cash in 2003. The significant financing activities during 2004 and 2003 are discussed below.
      During 2004 we completed the following significant financing transactions:

•	On March 3, 2004, we sold $300 million of our 3.25% Convertible Senior Subordinated Notes due 2024 and on March 23, 2004 sold an additional $30 million principal amount upon exercise of the over-allotment option by the initial purchasers of the notes.

•	On March 31, 2004, we retired $80 million of bank debt outstanding under our term loan facility reducing the then outstanding balance to $360 million.

•	On August 3, 2004, we issued and sold pursuant to Rule 144A $300 million of our 6 3/4% Senior Subordinated Notes due 2014. We used the proceeds from this offering to repay Apogent’s 6 1/2% Senior Subordinated Notes due 2013.
      In connection with the Apogent merger, we engaged in the following financing transactions:

•	We entered into a new credit facility (the “New Credit Facility”) to replace our existing credit facility, to pay off other existing indebtedness (including indebtedness of our subsidiaries), to provide working capital and for general corporate purposes. The New Credit Facility consists of (i) a $500 million revolving credit facility (the “New Revolving Credit Facility”) and (ii) a $700 million term loan facility (the “New Term Facility”) in three tranches: (a) a $250 million tranche (“Tranche A-1”), (b) a $300 million tranche (“Tranche A-2”) and (c) a $150 million tranche (“Tranche B”). In addition, we have the ability, upon satisfaction of certain conditions, to request incremental term loans from the lenders under the New Credit Facility. The Tranche A-2 loan was unfunded at the closing of the New Credit Facility and the lenders’ commitment to fund the Tranche A-2 loan was originally scheduled to expire on December 31, 2004. On December 29, 2004, we amended the New Credit Facility to extend the term of this commitment through December 31, 2005 and lower the interest rate on commitments and borrowings under the New Credit Facility.

•	Our wholly owned subsidiary, Apogent, completed an exchange offer for its $345 million aggregate principal amount of Floating Rate Senior Convertible Contingent Debt Securities due 2033 (the “Floating Rate CODES”). The exchange offer for the Floating Rate CODES aligned the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt. 99.9 percent of the outstanding principal amount of the Floating Rate CODES were tendered for exchange with a like principal amount of Floating Rate Convertible Senior Debentures and an exchange fee of 0.50 percent of the principal amount of the securities tendered was paid. In addition, Apogent paid a consent fee of 0.60 percent to not register the notes as required per the original registration rights agreement. Neither Fisher nor Apogent received any proceeds from the issuance of the new debentures in the exchange offer.

•	Our wholly owned subsidiary, Apogent, completed an exchange offer for its $300 million aggregate principal amount of 2.25% Senior Convertible Contingent Debt Securities due 2021 (the “2.25% CODES”). The exchange offer for the 2.25% CODES aligned the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt. 99.6 percent of the outstanding principal amount of the 2.25% CODES were tendered for exchange with a like principal amount of

2.25% Convertible Senior Debentures and an exchange fee of 0.50 percent of the principal amount of the securities tendered was paid. Neither Fisher nor Apogent received any proceeds from the issuance of the new debentures in the exchange offer.

•	Concurrently with the two exchange offers, Fisher’s wholly owned subsidiary, Apogent, completed a cash tender offer for the $250 million aggregate principal amount of the 6 1/2% Senior Subordinated Notes due 2013. Apogent accepted for payment $249.6 million aggregate principal amount representing 99.8 percent of the outstanding principal amount of the 6 1/2% Senior Subordinated Notes due 2013. A concurrent consent solicitation amended the indenture for any notes that remained outstanding to eliminate restrictive covenants in that indenture. The purchase price for notes that were tendered and for which a consent was given was $1,107.50 in cash per $1,000 principal amount, plus accrued and unpaid interest.

•	On September 20, 2004, our wholly owned subsidiary, Apogent, issued a notice of redemption for approximately $298.8 million of the 2.25% Convertible Senior Debentures and approximately $1.0 million of the 2.25% CODES for cash at a price equal to 100 percent of the principal amount plus accrued and unpaid interest and contingent interest, as defined in the indentures. Noteholders had the option of converting their notes until October 18, 2004. Approximately $295.7 million of the notes were converted and settled in cash. Notes that were not converted were redeemed on October 20, 2004.

      During 2003, we completed the following significant financing transactions:

•	On January 14, 2003, we sold $200 million of our 8 1/8% senior subordinated notes due 2012.

•	In January and November 2003, we redeemed $149.2 million of our 7 1/8% senior notes due 2005.

•	In February and March 2003, we redeemed $600 million of our 9% senior subordinated notes due 2008.

•	On July 7, 2003, we sold $300 million of our 2.50% convertible senior notes due 2023.

•	In August and November 2003, we sold $300 million of our 8% senior subordinated notes due 2013.

•	On September 30, 2003, we sold 6,634,526 shares of our common stock for proceeds of $260.6 million, net of underwriters’ discounts and offering costs.

•	On November 24, 2003, we redeemed $46 million of our outstanding 8 1/8% senior subordinated notes due 2012.

•	On December 3, 2003, we amended our senior credit facility to create a $440 million term loan facility that refinanced the outstanding term loan facility at a lower interest rate.
      In April 2003, the Company entered into various fixed interest rate swaps to hedge a portion of the variability of cash flows related to changes in interest rates on bank borrowings of variable rate debt obligations. The interest rate swaps have a notional value of $200 million and expire at various dates between March 2008 and March 2010.
      Financing activities used $94.6 million of cash in 2002. The use of cash in 2002 was primarily related to the repayment of bank term debt totaling $211.3 million which was retired using proceeds from the issuance of $150 million of 8 1/8% senior subordinated notes in April 2002, proceeds from our accounts receivable securitization facility and cash on hand.

      The following table sets forth our capitalization as of December 31, 2004 and December 31, 2003. You should read this table along with our financial statements and related notes included elsewhere herein.

	2004	2003

Revolving Credit Facility(1)	$—	$—
Term Facility	393.0	—
Prior credit facility	—	440.0
Other Debt	60.8	36.6
2.50% Convertible Senior Notes	300.0	300.0
Floating Rate Convertible Senior Debentures	344.6	—
3.25% Convertible Senior Subordinated Notes	330.0	—
8 1/8% Senior Subordinated Notes	309.9	310.4
8% Senior Subordinated Notes	310.3	311.1
6 3/4% Senior Subordinated Notes	300.0	—

Total Debt	2,348.6	1,398.1
Stockholders’ Equity	3,870.0	575.4

Total Capitalization	$6,218.6	$1,973.5

(1)	Our revolving credit commitments are $500.0 million. As of December 31, 2004, approximately $38.1 million of this facility was utilized for letters of credit outstanding.
      As of December 31, 2004, we had the ability to borrow an aggregate of $969.2 million under our accounts receivable securitization facility, revolving credit facility and term facility.
      The following table summarizes maturities for our significant financial obligations as of December 31, 2004 (in millions):

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt, including short-term debt(a)	$2,309.6	$36.3	$54.5	$187.8	$2,031.0
Capital lease obligations	22.8	3.1	5.8	5.9	8.0
Operating leases	244.6	47.0	77.4	53.9	66.3
Unconditional purchase obligations(b)	3.4	2.2	1.2	0.0	—
Other long-term liabilities reflected on the balance sheet(c)	2.7	0.6	1.5	0.4	0.2

Total contractual obligations	$2,583.1	$89.2	$140.4	$248.0	$2,105.5

(a)	Amounts represent the expected cash payments for our debt and do not include any unamortized discounts or premiums and deferred issuance costs.

(b)	Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at anytime without penalty.

(c)	Includes only long-term liabilities where both the timing and amount of payment streams are known.
      In addition to the contractual obligations noted above, the Company has outstanding standby letters of credit totaling $38.1 million expiring over the next year.
      We expect to satisfy our short-term funding requirements from operating cash flow, together with cash and cash equivalents on hand or available through our accounts receivable securitization facility and revolving credit facility. A change in demand for the Company’s goods and services would reduce free operating cash flow available to fund our operations. If such a decrease in demand were significant and free operating cash flow were reduced significantly, we could utilize the receivables securitization facility (see “Item 8 — Financial Statements and Supplementary Data — Note 4 Accounts Receivable”) to the extent that we have qualified receivables to sell through the facility. We believe that these funding sources are sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. We may seek to raise additional funds from public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisition of businesses or products. There can be no assurance that additional funds will be available at all or that, if available, will be obtained at terms favorable to us. Additional financing could also be dilutive to earnings per share.
Description of Indebtedness
      The following is a summary of the pricing, maturity, ratings and collateral of our indebtedness, including our accounts receivable securitization facility, followed by more detailed descriptions:

			First
Instrument	Pricing	Maturity	Put Date	Ratings	Collateral

Receivables Securitization Facility	CP+60	2008	Not applicable	Not applicable	Select accounts receivable
Revolving Credit Facility	LIBOR+100	2009	Not applicable	Ba2/BBB	Stock of material direct subsidiaries
Term Facility(a)	LIBOR+100/150	2009/2011	Not applicable	Ba2/BBB	Stock of material direct subsidiaries
Other Debt	Various	Various	Not applicable	Not applicable	Various
2.50% Convertible Senior Notes	2.500%	2023	2010	Ba2/BBB-	Unsecured
Floating Rate Convertible Senior Debentures	LIBOR-125	2033	2008	Ba2/BBB-	Unsecured
3.25% Convertible Senior Subordinated Notes	3.250%	2024	2011	Ba3/BB+	Unsecured
8 1/8% Senior Subordinated Notes	8.125%	2012	Not applicable	Ba3/BB+	Unsecured
8% Senior Subordinated Notes	8.000%	2013	Not applicable	Ba3/BB+	Unsecured
6 3/4% Senior Subordinated Notes	6.750%	2014	Not applicable	Ba3/BB+	Unsecured

(a)	The Tranche A-1 term loan currently bears interest at LIBOR + 100 and matures in 2009 and the Tranch B term loan bears interest at LIBOR + 150 and matures in 2011.
      Our New Credit Facility requires us to meet certain financial ratio covenants, including among others, a maximum consolidated leverage ratio, a maximum senior leverage ratio and a minimum consolidated interest coverage ratio. As of December 31, 2004, we were in compliance with all covenants under our New Credit Facility.

Securitization Facility
      On February 12, 2004, we entered into a 365-day receivables securitization facility and on February 4, 2005, we entered into a new three-year receivables securitization facility (the “Receivables Securitization”). The following summary is a description of the material provisions of the relevant agreements. A copy of such agreements are filed as exhibits to this Form 10-K, and the following summary is qualified in its entirety by reference to them.
      The Receivables Securitization provides for the sale, on a revolving basis, of all of the accounts receivable of Fisher Scientific Company L.L.C., Cole-Parmer Instrument Company, Fisher Clinical Services Inc., and

Fisher Hamilton L.L.C. to FSI Receivables Company LLC (“FSI”), a special purpose, bankruptcy remote indirect wholly owned subsidiary of the Company. In connection with the Receivables Securitization, FSI and Fisher, as servicer, entered into a receivables transfer agreement with certain financial institutions, which provides for the transfer on a revolving basis of an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount of $225 million to be funded in cash from time to time to FSI. Under the terms of the Receivables Securitization, the originators retain collection and administrative responsibilities for the receivables in the pool. The effective funded interest rate on the three-year Receivables Securitization is approximately commercial paper rate plus a usage fee of 60 basis points. The unfunded annual commitment fee is 30 basis points.

Credit Facility
      On August 2, 2004, we entered into the New Credit Facility to replace our prior credit facility, to pay off other existing indebtedness (including indebtedness of our subsidiaries), to provide working capital and for general corporate purposes. The New Credit Facility consists of (i) a $500 million New Revolving Credit Facility and (ii) a $700 million New Term Facility in three tranches: (a) a $250 million Tranche A-1, (b) a $300 million Tranche A-2 and (c) a $150 million Tranche B. In addition, we have the ability, upon satisfaction of certain conditions, to request incremental term loans from the lenders under the New Credit Facility. The Tranche A-2 loan was unfunded at the closing of the New Credit Facility and the lenders’ commitment to fund the Tranche A-2 loan was originally scheduled to expire on December 31, 2004. On December 29, 2004, we amended the New Credit Facility to extend the term of this $300 million commitment through December 31, 2005 and lower the interest rate on commitments and borrowings under the New Credit Facility.
      As of December 31, 2004 the Tranche A-2 loan was unfunded, and approximately $38.1 million of the New Revolving Credit Facility was utilized for letters of credit outstanding. There were no other borrowings outstanding under the New Revolving Credit Facility as of December 31, 2004.
      Bank of America, N.A. is the Administrative Agent for the syndicate of lenders providing the New Credit Facility; Banc of America Securities LLC and Deutsche Bank Securities Inc. are Joint Lead Arrangers; Bank of America Securities LLC, Deutsche Bank Securities Inc. and Credit Suisse First Boston, acting through its Cayman Islands Branch or one of its affiliates, are Joint Book Managers; and Deutsche Bank Securities Inc., Credit Suisse First Boston, acting through its Cayman Islands Branch or one of its affiliates, ABN AMRO Bank, N.V. and Merrill Lynch Capital Corporation are Co-Syndication and Co-Documentation Agents.
      The loans under the New Revolving Credit Facility, the Tranche A-1 loan and the Tranche A-2 loan bear interest at our election at either (a) LIBOR plus a margin of between 0.625% and 1.50% per annum or (b) Prime Rate (or if it is greater, Federal Funds Rate plus 0.500%) plus a margin of between 0.000% and 0.500%, depending in each case on our ratings. The Tranche B loan bears interest at our election at either (a) LIBOR plus a margin of 1.500% or 1.750% per annum or (b) Prime Rate (or if it is greater, Federal Funds Rate plus 0.500%) plus a margin of 0.500% or 0.750%, depending in each case on our ratings. Commitment fees are payable on the unborrowed amounts of the New Revolving Credit Facility at a rate of between 0.175% and 0.375% per annum depending on the Company’s credit ratings, while such commitments remain outstanding. Commitment fees are payable on the unborrowed amount of the Tranche A-2 loan at a rate of 0.250% per annum, while such commitment remains outstanding. As of December 31, 2004, $461.9 million of borrowings were available under the New Revolving Credit Facility.
      The New Revolving Credit Facility includes a sub-limit for the issuance of letters of credit and a sub-limit for the issuance of local currency loans. Letters of credit and local currency loans outstanding will reduce the availability of the New Revolving Credit Facility. The New Credit Facility permits borrowers to be designated in the future to borrow loans designated in their local currencies from individual lenders thereunder, either on a negotiated basis or through a competitive bidding process. Negotiated local currency loans bear interest at the negotiated rate and loans obtained pursuant to a competitive bidding process bear interest at a rate equal either to (a) LIBOR for the specified currency plus a margin specified by the applicable lender or (b) a fixed rate specified by such lender.

      Interest based on the Prime Rate is payable quarterly in arrears and interest based on LIBOR is payable in arrears at the earlier of (i) the end of the applicable interest period and (ii) every three months after the first day of the relevant interest period. Borrowings bearing interest at a rate determined by reference to LIBOR are available in one, two, three- or six-month interest periods, or in the case of certain competitive local currency loans, nine-month interest periods.
      The commitments under the New Revolving Credit Facility expire, and the loans outstanding thereunder mature, on August 2, 2009. With respect to the Tranche A-1 loan, we are required to make quarterly repayments of principal equal to approximately $3.1 million from September 30, 2004 through June 30, 2005; approximately $4.4 million from September 30, 2005 through June 30, 2006; approximately $6.3 million from September 30, 2006 through June 30, 2008; and $42.5 million from September 30, 2008 through March 31, 2009 and on the maturity date of the Tranche A-1 loan, August 2, 2009. With respect to the Tranche B loan, we are required to make quarterly repayments of principal equal to approximately $0.4 million from September 30, 2004 through June 30, 2010 and approximately $35.3 million from September 30, 2010 through March 31, 2011 and on the maturity date of the Tranche B loan, August 2, 2011.
      Our obligations under the New Credit Facility are secured by a pledge of the stock or other ownership interests of our material domestic subsidiaries and 65% of the stock or other ownership interests of our material foreign subsidiaries. Our obligations under the New Credit Facility are guaranteed by all of our material domestic subsidiaries (excluding FSI Receivables Company LLC and any material domestic subsidiaries of Apogent), and these guarantees are secured by a pledge of the stock or other ownership interests of their material domestic subsidiaries and 65% of the stock or other ownership interests of their material foreign subsidiaries.
      The New Credit Facility requires us to meet the following financial tests on the last day of each fiscal quarter:
      Consolidated Interest Expense Coverage Ratio. We cannot permit the ratio of (a) Consolidated EBITDA to (b) Consolidated Cash Interest Expense, in each case for any period of four consecutive fiscal quarters, to be less than a ratio of 3.00 to 1.00.
      Total Leverage Ratio. We cannot permit the ratio of (a) Consolidated Funded Indebtedness as of the last day of any fiscal quarter to (b) Consolidated EBITDA for the most recent four consecutive fiscal quarters ending during any period set forth below to exceed the ratio set forth below opposite such period:

Period	Ratio

January 1, 2005 through December 31, 2005	4.25 to 1.00
Thereafter	3.75 to 1.00
      Senior Leverage Ratio. We cannot permit the ratio of (a) Consolidated Funded Indebtedness (excluding Subordinated Indebtedness) as of the last day of any fiscal quarter to (b) Consolidated EBITDA for the most recent four consecutive fiscal quarters ending during any period set forth below to exceed the ratio set forth below opposite such period:

Period	Ratio

January 1, 2005 through December 31, 2005	3.25 to 1.00
Thereafter	3.00 to 1.00
      The New Credit Facility contains additional covenants, including restrictions on our ability and our subsidiaries’ ability to take certain actions such as (a) incurring more indebtedness, (b) granting liens, (c) making loans and investments, as well as prohibitions on the payment of dividends to, or the repurchase or redemption of stock from our shareholders, (d) the sale or transfer of assets, (e) mergers, acquisitions and other business combinations, (f) voluntary prepayment of certain debt of the Company or its subsidiaries, (g) transactions with affiliates and (h) other matters customarily restricted in such credit facilities. Pursuant to the terms of the New Credit Facility, and subject to applicable grace periods, in certain circumstances, a default will occur upon the non-payment of principal or interest when due under the New Credit Facility or upon the non-fulfillment of the covenants described above, or upon the occurrence of certain changes in control of the ownership of the Company or of any of various other events described therein. If such a default occurs, the lenders under the New Credit Facility will be entitled to accelerate the amounts due under the New Credit Facility and may require all such amounts to be immediately paid in full. The lenders under the New Credit Facility may also take all remedies permitted to be taken by a secured creditor under the security documents entered into to secure the New Credit Facility and the Uniform Commercial Code.

2.50% Convertible Senior Notes due 2023
      On July 7, 2003, we sold in a private offering $300 million principal amount of our 2.50% convertible senior notes due 2023. We filed, and on January  6, 2004 caused to become effective, a shelf registration statement with respect to the resale of these notes and the sale of the shares of common stock issuable upon conversion of these notes.
      The following summary is a description of the material provisions of the indenture, dated July 7, 2003, by and between us and J.P. Morgan Trust Company, National Association as trustee, for such notes. It does not restate the indenture in its entirety. A copy of the indenture is filed as an exhibit to this Form 10-K, and the following summary is qualified in its entirety by reference to it.
      Interest on the notes is payable on April 1 and October 1 of each year. The notes mature on October 1, 2023. The notes may be converted into shares of our common stock (unless earlier redeemed or repurchased by us) under the following circumstances: (1) note holders may convert their notes in a conversion period (defined as the period from and including the eleventh trading day in a fiscal quarter to, but excluding, the eleventh trading day of the following quarter) on any date on or prior to October 1, 2018, if the closing sale price of our common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the first day of such conversion period was more than 120% of the then current conversion price; (2) if, on any date after October 1, 2018, the closing sale price of our common stock is more than 120% of the then current conversion price, then note holders will have such conversion right at all times thereafter; (3) we have called the notes for redemption; (4) we distribute to all or substantially all holders of our common stock rights, options or warrants entitling them to purchase common stock at less than the closing sale price of our common stock on the day preceding the declaration for such distribution; (5) we distribute to all or substantially all holders of our common stock cash, assets, debt securities or capital stock, which distribution has a per share value as determined by our board of directors exceeding 10% of the closing sale price of our common stock on the day preceding the declaration for such distribution; (6) during any period in which the credit rating of the notes assigned by Moody’s is Caa1 or lower and by Standard & Poor’s is CCC+ or lower, or neither Moody’s (or its successors) nor Standard & Poor’s (or its successors) continues to rate the notes; or (7) if we are party to a consolidation or merger pursuant to which our common stock would be converted into cash or property other than securities. Note holders may also convert their notes into shares of our common stock for the five business day period after any five consecutive trading day period in which the average trading price for the notes was less than 97% of the average conversion value for the notes during that period.
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
      On or after October 2, 2010, we have the option to redeem all or a portion of the notes that have not been previously converted or repurchased at a redemption price of 100% of the principal amount plus accrued interest and liquidated damages owed, if any, to the redemption date. Note holders have the option, subject to certain conditions, to require us to repurchase any notes held by them on October 1, 2010, October 1, 2015 and October 1, 2020, or upon a change of control, at prices equal to 100% of the principal amount of the notes plus accrued interest and liquidated damages owed, if any, to the date of repurchase. A change of control will be deemed not to have occurred if the sale price of our common stock exceeds specified levels for specified periods or if the consideration received in such change of control is freely tradable stock and the notes become convertible into that stock. We must pay the repurchase price for any notes repurchased on October 1, 2010 in cash. We may choose to pay the repurchase price for any notes repurchased on October 1, 2015 or October 1, 2020 in cash, shares of our common stock, or a combination of cash and shares of our common stock; provided, however, that we may, at our sole discretion, terminate at any time our right to pay all or a portion of the repurchase price on either of these dates in shares of our common stock. If we elect to pay note holders in common stock or a combination of cash and common stock, our common stock will be valued at 95% of the average closing sale price for the five trading days ending on the third trading day preceding the applicable purchase date.

Floating Rate Convertible Senior Debentures
      On August 3, 2004, our wholly owned subsidiary, Apogent, completed an exchange offer for its $345 million aggregate principal amount of the Floating Rate CODES. The exchange offer for the Floating Rate CODES aligned the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt. 99.9 percent of the outstanding principal amount of the Floating Rate CODES were tendered for exchange with a like principal amount of Floating Rate Convertible Senior Debentures and an exchange fee of 0.50 percent of the principal amount of the securities tendered was paid. In addition, Apogent paid a consent fee of 0.60 percent to not register the notes as required per the original registration rights agreement. Neither Fisher nor Apogent received any proceeds from the issuance of the new debentures in the exchange offer.
      The following summary is a description of the material provisions of the indenture, dated August 3, 2004, by and between us, Apogent Technologies Inc. and The Bank of New York, as trustee, for such notes. It does not restate the indenture in its entirety. A copy of the indenture is filed as an exhibit to this Form 10-K, and the following summary is qualified in its entirety by reference to it.
      In connection with the exchange offer, we agreed to provide a senior unsecured guarantee of the Floating Rate Convertible Senior Debentures upon the earlier of (1) the date that Apogent’s reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were terminated or suspended or (2) February 23, 2010. Apogent ceased to be subject to reporting requirements under the Exchange Act following Apogent’s year end of September 30, 2004 and pursuant to our senior unsecured guaranty, the notes are guaranteed by Fisher.
      Interest on the notes is payable on March 15, June 15, September 15 and December 15 of each year, at an annual rate of LIBOR minus 1.25%. In addition, under certain circumstances additional amounts of contingent interest will be payable commencing with the quarterly interest period beginning December 15, 2009. The notes mature on December 15, 2033. The notes may be converted into shares of our common stock (unless earlier redeemed or repurchased by us) under the following circumstances: (1) note holders may convert their notes during any fiscal quarter if the closing sale price of our common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last day of the preceding fiscal quarter was more than 130% of the then current conversion price; (2) we have called the notes for redemption; (3) we distribute to all or substantially all holders of our common stock rights entitling them to purchase common stock at less than the closing sale price of our common stock on the day preceding the declaration for such distribution; (4) we distribute to all or substantially all holders of our common stock cash or other assets, debt securities or certain rights to purchase its securities, which distribution has a per share value exceeding 5% of the closing sale price of our common stock on the day preceding the declaration for such distribution; (5) during any period in which (a) the credit rating of the notes assigned by Moody’s is below B3 or by Standard & Poor’s is below B-, (b) the credit rating assigned to the notes is suspended or withdrawn by either rating agency or (c) neither agency continues to rate the notes; (6) if we are party to a consolidation or merger pursuant to which our common stock would be converted into cash, securities or other property; or (7) a change of control occurs, but holders do not have the right to require Apogent to repurchase the notes because the sale price of our common stock exceeds specified levels for specified periods or because the consideration received in such change of control is freely tradable stock and the notes become convertible into that stock.

Note holders may also convert their notes into shares of our common stock on or before December 15, 2028, for the five business day period after any five consecutive trading day period in which the average trading price for the notes, as determined following a request by a holder to make a determination, was less than 97% of the average conversion value for the notes during that period.
      Upon conversion, we will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. It is our current intention to satisfy our obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of our common stock, to satisfy the remainder, if any, of our conversion obligation. Our ability to deliver cash at the time of conversion will be subject to many factors, including the amount of cash we have available to us, whether the agreements governing our indebtedness would permit such a cash settlement, our then existing cash needs, and other factors. The initial conversion rate is 16.9233 shares of common stock per each $1,000 principal amount of notes. This is equivalent to an initial conversion price of $59.09 per share.
      On or after March 15, 2010, we have the option to redeem all or a portion of the notes that have not been previously converted or repurchased at a redemption price of 100% of the principal amount plus accrued interest to the redemption date. Note holders have the option, subject to certain conditions, to require us to repurchase any notes held by them on December 15, 2008, March 15, 2010, December 15, 2014, December 15, 2019, December 15, 2024, December 15, 2029, or upon a change of control, at prices equal to 100% of the principal amount of the notes plus accrued interest to the date of purchase. A change of control will be deemed not to have occurred if the sale price of our common stock exceeds specified levels for specified periods or if the consideration received in such change of control is freely tradable stock and the notes become convertible into that stock.

3.25% Convertible Senior Subordinated Notes due 2024
      On March 3, 2004, we issued and sold $300 million principal amount of our 3.25% convertible senior subordinated notes due March 1, 2024. On March 23, 2004, we sold an additional $30 million principal amount of these notes due to the exercise of the over-allotment option by the underwriters. We sold these notes under a “shelf” registration statement dated September 3, 2003 pursuant to which we may issue and sell up to $750 million of our debt and equity securities.
      The following summary is a description of the material provisions of the supplemental indenture, dated March 3, 2004, by and between us and J.P. Morgan Trust Company, National Association, as trustee, for such notes. It does not restate the supplemental indenture in its entirety. A copy of the supplemental indenture is filed as an exhibit to this Form 10-K, and the following summary is qualified in its entirety by reference to it.
      Interest on the notes is payable on March 1 and September 1 of each year. The notes mature on March 1, 2024. The notes may be converted into shares of our common stock (unless earlier redeemed or repurchased by us) under the following circumstances: (1) note holders may convert their notes in a conversion period (defined as the period from and including the eleventh trading day in a fiscal quarter to, but excluding, the eleventh trading day of the following quarter) on any date on or prior to March 1, 2019, if the closing sale price of our common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the first day of such conversion period was more than 120% of the then current conversion price; (2) if, on any date after March 1, 2019, the closing sale price of our common stock is more than 120% of the then current conversion price, then note holders will have such conversion right at all times thereafter; (3) we have called the notes for redemption; (4) we distribute to all or substantially all holders of our common stock rights, options or warrants entitling them to purchase common stock at less than the closing sale price of our common stock on the day preceding the declaration for such distribution; (5) we distribute to all or substantially all holders of our common stock cash, assets, debt securities or capital stock, which distribution has a per share value as determined by our board of directors exceeding 10% of the closing sale price of our common stock on the day preceding the declaration for such distribution; (6) during any period in which the credit rating of the notes assigned by Moody’s is Caa2 or lower and by Standard & Poor’s is CCC or lower, or neither Moody’s (or its successors) nor Standard & Poor’s (or its successors) continues to rate the notes or (7) if we are party to a consolidation or merger pursuant to which our common stock would be converted into cash or property other than securities. Note holders may also convert their notes into shares of our common stock for the five business day period after any five consecutive trading day period in which the average trading price for the notes was less than 97% of the average conversion value for the notes during that period.
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
      On or after March 2, 2011, we have the option to redeem all or a portion of the notes that have not been previously converted or repurchased at a redemption price of 100% of the principal amount plus accrued interest to the redemption date. Note holders have the option, subject to certain conditions, to require us to repurchase any notes held by them on March 1, 2011, March 1, 2016 and March 1, 2021, or upon a change of control, at prices equal to 100% of the principal amount of the notes plus accrued interest to the date of repurchase. A change of control will be deemed not to have occurred if the sale price of our common stock exceeds specified levels for specified periods or if the consideration received in such change of control is freely tradable stock and the notes become convertible into that stock. We must pay the repurchase price for any notes repurchased on March 1, 2011 in cash. We may choose to pay the repurchase price for any notes repurchased on March 1, 2016 or March 1, 2021 in cash, shares of our common stock, or a combination of cash and shares of our common stock; provided, however, that we may, at our sole discretion, terminate at any time our right to pay all or a portion of the repurchase price on either of these dates in shares of our common stock. If we elect to pay note holders in common stock or a combination of cash and common stock, our common stock will be valued at 95% of the average closing sale price for the five trading days ending on the third trading day preceding the applicable purchase date.
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
      The following summary is a description of the material provisions of the indenture. It does not restate the indenture in its entirety. A copy of the indenture is filed as an exhibit to this Form 10-K, and the following summary is qualified in its entirety by reference to it.
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
      The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including debt under the New Credit Facility, our floating rate convertible senior debentures and our 2.50% convertible senior notes. The notes rank equally in right of payment with our other senior subordinated debt, including our 8% senior subordinated notes due 2013, our 6 3/4% senior subordinated notes due 2014 and our 3.25% convertible senior subordinated notes. The notes are effectively subordinated to any current or future secured indebtedness outstanding.

      If a change of control triggering event occurs, each holder of the notes will have the right to require us to purchase such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, if any, to the date of purchase. On and after May 1, 2007, we may exercise our optional redemption right to redeem all or a portion of the notes, at specified redemption prices, even if a change of control has occurred. After May 1, 2010, this redemption price will be lower than the price we have to pay if holders require us to purchase the notes upon the occurrence of a change of control triggering event. If a change of control triggering event occurs, prior to repurchasing the notes, we must first either repay the New Credit Facility or get a waiver or consent from the lenders under the New Credit Facility to repurchase the notes from the note holders. A change of control triggering event is defined as a change of control accompanied by the failure of the notes to be rated investment grade by Moody’s and Standard & Poor’s.
      The indenture restricts our ability and the ability of our restricted subsidiaries to, among other things: (1) incur additional indebtedness; (2) pay dividends or make other distributions in respect of our capital stock; (3) repurchase equity interests or subordinated indebtedness; (4) create certain liens; (5) enter into certain transactions with affiliates; (6) consummate certain asset sales; and (7) merge or consolidate. These covenants are subject to important exceptions and qualifications.
      The indenture pursuant to which the notes have been issued sets forth certain events, the occurrence of which constitute an event of default. An event of default occurs if, among other things, Fisher: (1) fails to pay interest when due for 30 days, (2) fails to pay principal when due, (3) defaults in the performance of a covenant regarding the merger or sale of substantially all assets of Fisher, (4) defaults in the observance or performance of other covenants for 30 days after written notice from the trustee or holders representing 25% or more of the outstanding principal amount of the notes, (5) fails to pay or has accelerated certain other indebtedness aggregating $15 million or more, (6) is subject to one or more unpaid judgments aggregating $15 million or more, or (7) Fisher or one of its significant subsidiaries files for or is otherwise subject to a declaration of bankruptcy.
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
      The following summary is a description of the material provisions of the indenture. It does not restate the indenture in its entirety. A copy of the indenture is filed as an exhibit to this Form 10-K, and the following summary is qualified in its entirety by reference to it.
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

      The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including debt under the New Credit Facility, our floating rate convertible senior debentures and our 2.50% convertible senior notes. The notes rank equally in right of payment with our other senior subordinated debt, including our 8 1/8% senior subordinated notes due 2012, our 6 3/4% senior subordinated notes due 2014 and our 3.25% convertible senior subordinated notes. The notes are effectively subordinated to any current or future secured indebtedness outstanding.
      If a change of control triggering event occurs, each holder of the notes will have the right to require us to purchase such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, if any, to the date of purchase. On and after September 1, 2008, we may exercise our optional redemption right to redeem all or a portion of the notes, at specified redemption prices, even if a change of control has occurred. After September 1, 2011, this redemption price will be lower than the price we have to pay if holders require us to purchase the notes upon the occurrence of a change of control triggering event. If a change of control triggering event occurs, prior to repurchasing the notes, we must first either repay the New Credit Facility or get a waiver or consent from the lenders under the New Credit Facility to repurchase the notes from the note holders. A change of control triggering event is defined as a change of control accompanied by the failure of the notes to be rated investment grade by Moody’s and Standard & Poor’s.
      The indenture restricts our ability and the ability of our restricted subsidiaries to, among other things: (1) incur additional indebtedness; (2) pay dividends or make other distributions in respect of our capital stock; (3) repurchase equity interests or subordinated indebtedness; (4) create certain liens; (5) enter into certain transactions with affiliates; (6) consummate certain asset sales; and (7) merge or consolidate. These covenants are subject to important exceptions and qualifications.
      The indenture pursuant to which the notes have been issued sets forth certain events, the occurrence of which constitutes an event of default. An event of default occurs if, among other things, Fisher: (1) fails to pay interest when due for 30 days, (2) fails to pay principal when due, (3) defaults in the performance of a covenant regarding the merger or sale of substantially all assets of Fisher, (4) defaults in the observance or performance of other covenants for 30 days after written notice from the trustee or holders representing 25% or more of the outstanding principal amount of the notes, (5) fails to pay or has accelerated certain other indebtedness aggregating $25 million or more, (6) is subject to one or more unpaid judgments aggregating $25 million or more, or (7) Fisher or one of its significant subsidiaries files for or is otherwise subject to a declaration of bankruptcy.
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

6 3/4% Senior Subordinated Notes due 2014
      On August 3, 2004, we issued and sold $300 million principal amount of our 6 3/4% senior subordinated notes due 2014. The following summary is a description of the material provisions of the indenture dated August 3, 2004, by and between us and The Bank of New York, as trustee, for such notes. It does not restate the indenture in its entirety. A copy of the indenture is filed as an exhibit to this Form 10-K, and the following summary is qualified in its entirety by reference to it.
      Our 6 3/4% senior subordinated notes mature on August 15, 2014. We pay interest on February 15 and August 15 of each year.
      We will be able to redeem the notes at our option, in whole or in part on a pro rata basis at any time and from time to time, on and after August 15, 2009 at specified redemption prices. At any period prior to August 15, 2009, we may redeem the notes at a redemption price of 100% of their principal amount plus a specified make-whole premium. Also, on or prior to August 15, 2007, at our option, we may redeem in the aggregate up to 40% of the aggregate principal amount of the notes at a redemption price equal to 106.75% of the principal amount of the notes, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of one or more equity offerings.
      The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including debt under the New Credit Facility, our floating rate convertible senior debentures and our 2.50% convertible senior notes. The notes rank equally in right of payment with our other senior subordinated debt, including our 8 1/8% senior subordinated notes due 2012, our 8% senior subordinated notes due 2013 and our 3.25% convertible senior subordinated notes. The notes are effectively subordinated to any current or future secured indebtedness outstanding.
      If a change of control triggering event occurs, each holder of the notes will have the right to require us to purchase such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, if any, to the date of purchase. On and after August 15, 2009, we may exercise our optional redemption rights to redeem all or a portion of the notes, at specified redemption prices, even if a change of control has occurred. After August 15, 2012, this redemption price will be lower than the price we have to pay if holders require us to purchase the notes upon the occurrence of a change of control triggering event. If a change of control triggering event occurs, prior to repurchasing the notes, we must first either repay the New Credit Facility or get a waiver or consent from the lenders under the New Credit Facility to repurchase the notes from the note holders. A change of control triggering event is defined as a change of control accompanied by the failure of the notes to be rated investment grade by Moody’s and Standard & Poor’s.
      The indenture restricts our ability and the ability of our restricted subsidiaries to, among other things: (1) incur additional indebtedness; (2) pay dividends or make other distributions in respect of its capital stock; (3) repurchase equity interest or subordinated indebtedness; (4) create certain liens; (5) enter into certain transactions with affiliates; (6) consummate certain asset sales; and (7) merge or consolidate. These covenants are subject to important exceptions and qualifications.
      The indenture pursuant to which the notes have been issued sets forth certain events, the occurrence of which constitutes an event of default. An event of default occurs if, among other things, Fisher: (1) fails to pay interest when due for 30 days, (2) fails to pay principal when due, (3) defaults in the performance of a covenant regarding the merger or sale of substantially all assets of Fisher, (4) defaults in the observance or performance of other covenants for 30 days after written notice from the trustee or holders representing 25% or more of the outstanding principal amount of the notes, (5) fails to pay or has accelerated certain other indebtedness aggregating $40 million or more, (6) is subject to one or more unpaid judgments aggregating $40 million or more, or (7) Fisher or one of its significant subsidiaries files for or is otherwise subject to a declaration of bankruptcy.
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
      Revenue Recognition — we record product revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss have been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Risk of loss is generally transferred to the customer upon delivery. Products are typically delivered without significant post-sale obligations to customers. When significant post-sale obligations exist, revenue recognition is deferred until the obligations are satisfied. We record reductions to revenue for estimated returns. Should a greater number of products be returned to us, additional reductions to revenue may be required. We also provide for the estimated cost of product warranties at the time revenue is recognized. Although our facilities undergo quality assurance and testing procedures throughout the production process and we monitor our suppliers for Fisher branded products, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Although our actual product returns and warranty costs have not historically fluctuated, should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. Pharmaceutical outsourcing service revenues, which can consist of specialized packaging, warehousing and distribution of products, and arrangements with multiple elements, are recognized as each of the elements are provided. The Company recognizes revenue for each element based on the fair value of the element provided, which has been determined by referencing historical pricing policies when the element is sold separately.
      Business Combinations — assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. A significant portion of the purchase price in many of our acquisitions is assigned to intangible assets that require management to use significant judgment in determining fair value. We utilize third-party valuation experts for this process. In addition, current and future amortization expense for such intangibles is impacted by purchase price allocations as well as the assessment of estimated useful lives of such intangibles, excluding goodwill. We believe the assets recorded and the useful lives established are appropriate based upon current facts and circumstances.
      Goodwill — we perform an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair value is determined using a combination of discounted cash flow and multiple of earnings valuation techniques. Our estimates are based upon historical trends, management’s knowledge and experience, and overall economic factors. While we believe our estimates are reasonable, different assumptions regarding items such as future cash flows and volatility in the markets we serve could affect our evaluations and result in write-downs to the carrying amount of our goodwill. We perform our annual test of goodwill impairment as of October 31 of each year. We recorded an impairment charge of $64.9 million on a separate line in the statement of operations for the year ended December 31, 2004. There was no impairment of goodwill recorded in 2003 or 2002 based upon our annual impairment test.
      Pension Plans — we have defined benefit pension plans covering a significant number of domestic and international employees. Accounting for these plans requires the use of assumptions, including estimates on the expected long-term rate of return on assets, discount rates and the average rate of increase in employee compensation. In order to make informed assumptions, management consults with actuaries and reviews public market data and general economic information. A majority of our plans’ benefit obligations and assets relate to our U.S.-based plans, which returned a gain of approximately 10% on plan assets for 2004 and generated a ten-year weighted-average return on plan assets of approximately 10%. A 50 basis point change in the assumption of our expected long-term rate of return on plan assets for our U.S.-based plans would result in a change in our pension cost of approximately $1.4 million. A 50 basis point change in the assumption of our discount rate for our U.S.-based plan would result in a change in our benefit obligation of approximately

$28 million. We continually assess these assumptions based on market conditions, and if those conditions change, our pension cost and pension obligation may be adjusted accordingly.
      Convertible Notes — At December 31, 2004, we had $975 million of convertible notes outstanding. These notes and their conversion events are described in more detail under “Description of Indebtedness.” Upon conversion, we have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock to settle the principal amount of the notes. These notes are included in our diluted EPS calculation under the “treasury stock method” when the average price of our stock for the period is greater than the conversion price. We apply the treasury stock method as it is our current intention to settle the principal portion of the notes in cash upon conversion. The conversion prices of our convertible notes are $47.46, $59.09 and $80.40 for our 2.50% convertible senior notes, floating rate convertible senior debentures and 3.25 convertible senior notes, respectively. Under the treasury stock method, only the shares required to settle the conversion premium are included in our weighted average shares outstanding. Based upon the application of the treasury stock method, 1.0 million shares were included in our 2004 weighted average share calculation. If we did not have the intention or ability to settle the principal amount of the notes in cash, we would apply the “if converted” method of accounting to calculate the shares included in the weighted average share calculation. Under this method, approximately 12.2 million shares would have been included in our 2004 weighted average share calculation, and $10.8 million of interest expense, net of tax, would have been added back to net income in calculating diluted earnings per share.
      Income Tax Reserves — we establish an estimated liability for federal, state and foreign income tax exposures that arise and meet the criteria for accrual under SFAS No. 5, “Accounting for Contingencies.” This liability addresses a number of issues for which we may have to pay additional taxes (and interest) when all examinations by taxing authorities are concluded. We have developed a methodology for estimating our tax liability related to such matters and have consistently followed such methodology from period to period. The liability amounts for such matters are based on an evaluation of the underlying facts and circumstances, a thorough research of the technical merits of our arguments, and an assessment of the chances of us prevailing in our arguments. We consult with external tax advisers in researching our conclusions. Amounts accrued for a particular period are not adjusted upward or downward unless a significant change in facts or circumstances has occurred and been formally documented. Amounts not expected to be settled within one year are classified in other liabilities on the balance sheet.
      Stock Options — we measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) defines a fair value method of accounting for an employee stock option or similar equity instrument. Under SFAS 123, fair value of the stock option is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and its expected dividends, and the risk-free interest rate over the expected life of the option, and is amortized as compensation cost over the vesting period of the stock option. We determine the fair value of our stock options using the Black-Scholes option-pricing model. Had we recorded compensation expense as prescribed by SFAS 123, our net income in 2004, 2003 and 2002 would have been $137.0 million, $59.2 million and $41.5 million, respectively, and our diluted net income per share would have been $1.48, $0.98 and $0.72, respectively.
Recent Accounting Pronouncements
      For information on recent accounting pronouncements, refer to “Item 8 — Financial Statements and Supplementary Data — Note 23 — Recent Accounting Pronouncements,” which is incorporated herein by reference.

Cautionary Factors Regarding Forward-Looking Statements
      This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Form 10-K may constitute forward-looking statements. Words such as “anticipates,” “estimates,” “expects,” “forecasts,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements.
      The Company has based forward-looking statements on its current expectations and projections about future events. Although the Company believes that its assumptions made in connection with the forward-looking statements are reasonable, there can be no assurance that the assumptions and expectations will prove to have been correct. All forward-looking statements reflect the Company’s present expectations of future events and are subject to a number of important assumptions, factors, and risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors listed in “Item 1 — Business — Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of these risks and uncertainties. Some of the uncertainties and assumptions to which these forward-looking statements are subject include the following:

•	our outstanding indebtedness and leverage, and the restrictions imposed by our indebtedness;

•	fluctuations in the amount of research and development spending by our customers;

•	the ability to achieve earnings forecasts due to variability in the demand for our higher margin products and services;

•	the effects of domestic and international economic and business conditions on our businesses;

•	the high degree of competition in the markets served by certain of our businesses, and the potential for new competitors to enter into these markets;

•	the extent to which we undertake new acquisitions or enter into strategic joint ventures or partnerships, and our ability to realize the expected benefit of such acquisitions or strategic joint ventures or partnerships;

•	future modifications to existing laws and regulations, including, but not limited to, those regarding the environment;

•	discovery of unknown contingent liabilities, including environmental contamination at our facilities and liability with respect to products we distribute and manufacture;

•	fluctuations in interest rates and in foreign currency exchange rates;

•	availability, or increases in the cost, of raw materials and other inputs used to make our products;

•	the loss of major customers or suppliers, including significant disruptions to or increases in the prices of or services provided by third party package delivery services;

•	our ability to adjust to rapid changes in the healthcare industry;

•	the loss of our key personnel; and

•	our ability to generate free cash flow or to obtain other sufficient resources to finance working capital and capital expenditure needs.
      You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K or in the case of documents incorporated by reference, as of the dates of those documents.
      The Company is under no obligation, and expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. You should review any additional disclosures the Company makes in its filings with the SEC, including its Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our proxy statement for our shareholders’ meeting.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
General
      In the normal course of business, we use derivative financial instruments, including foreign currency forward exchange contracts and options, commodity swaps and options and interest rate swaps to manage market risks. Additional information regarding our financial instruments is contained in “Item 8 — Financial Statements and Supplementary Data” — “Note 12 — Fair Value of Financial Instruments” and “Note 10 — Debt.” The objective in managing our exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flow associated with these changes. The objective in managing our exposure to commodities prices is to reduce our volatility on earnings and cash flow associated with these changes. The objective in managing our exposure to changes in interest rates is to limit the impact of these changes on earnings and cash flow and to lower our overall borrowing costs. We do not hold derivatives for trading purposes.
      We measure our market risk related to our holdings of financial instruments based on changes in foreign currency rates, commodities prices and interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change in these market rates. We use year-end market rates on our financial instruments to perform the sensitivity analysis. We do not include items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits in the analysis.
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
Interest Rate Risk Management
      Our primary interest rate exposures result from floating rate borrowings. Our interest rate risk is mitigated through the use of interest rate swaps. The potential loss in fair values is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the interest expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would not have had a material impact on our fair values, cash flows or earnings for 2004, 2003 or 2002.
Currency Risk Management
      We operate and conduct business in many foreign countries and as a result are exposed to movements in foreign currency exchange rates. Our exposure to exchange rate effects includes (1) exchange rate movements on financial instruments and transactions denominated in foreign currencies which impact earnings and (2) exchange rate movements upon translation of net assets in foreign subsidiaries for which the functional currency is not the U.S. dollar, which impact our net equity.
      Our primary currency rate exposures relate to our intercompany debt, trade payables and receivables, foreign cash and foreign currency forward and option contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in the currency exchange rates would not have had a material impact on our fair values, cash flows or earnings for 2004, 2003 or 2002.

Commodity Risk Management
      Our primary commodity exposures relate to the procurement of raw material components and our use of diesel fuel for transportation and natural gas for manufacturing and heating purposes. We believe our primary raw material exposures currently are petroleum-based resins and steel used in our manufacturing operations. We enter into swap and option contracts with durations generally 12 months or less to hedge our exposure to diesel fuel and natural gas. We do not hedge our exposure to raw materials prices.
      A hypothetical 10% change in our primary commodities would not have had a material impact on our fair values or cash flows for 2004, 2003 and 2002 or on our earning for 2003 and 2002. However, due to increased raw material exposure from the merger with Apogent, a 10% change in market rates of petroleum-based resins and steel could have had a material impact on our earnings in 2004.

Item 8.	Financial Statements and Supplementary Data
FISHER SCIENTIFIC INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fisher Scientific International Inc.
      We have audited the accompanying consolidated balance sheets of Fisher Scientific International Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity and other comprehensive income for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fisher Scientific International Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 18 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
March 15, 2005

FISHER SCIENTIFIC INTERNATIONAL INC.
STATEMENT OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In millions, except per share data)
Sales	$4,662.7	$3,564.4	$3,238.4
Cost of sales	3,285.6	2,624.9	2,383.3
Selling, general and administrative expense	1,017.4	680.9	612.2
Impairment of goodwill	64.9	—	—
Restructuring charges (credits)	7.8	—	(2.2)

Income from operations	287.0	258.6	245.1
Interest expense	104.8	84.8	91.3
Other (income) expense, net	(10.2)	77.7	12.3

Income before income taxes and cumulative effect of accounting change	192.4	96.1	141.5
Income tax provision	26.0	17.7	44.8

Income before cumulative effect of accounting change	166.4	78.4	96.7
Cumulative effect of accounting change, net of tax	—	—	(46.1)

Net income	$166.4	$78.4	$50.6

Basic income per common share before cumulative effect of accounting change	$1.93	$1.38	$1.77
Cumulative effect of accounting change, net of tax	—	—	(0.84)

Basic net income per common share	$1.93	$1.38	$0.93

Diluted income per common share before cumulative effect of accounting change	$1.80	$1.29	$1.67
Cumulative effect of accounting change, net of tax	—	—	(0.80)

Diluted net income per common share	$1.80	$1.29	$0.87

Weighted average common shares outstanding:
Basic	86.2	56.9	54.5

Diluted	92.2	60.6	57.9

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
BALANCE SHEET

	December 31,

	2004	2003

	(In millions, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$162.5	$83.8
Accounts receivable, net	636.6	432.7
Inventories	625.7	355.4
Other current assets	266.2	138.9

Total current assets	1,691.0	1,010.8
Property, plant and equipment	788.6	440.9
Goodwill	3,832.7	1,006.9
Intangible assets	1,571.8	241.0
Other assets	206.1	159.8

Total assets	$8,090.2	$2,859.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$39.4	$12.0
Accounts payable	470.2	377.7
Accrued and other current liabilities	458.1	258.8

Total current liabilities	967.7	648.5
Long-term debt	2,309.2	1,386.1
Other liabilities	943.3	249.4

Total liabilities	4,220.2	2,284.0

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized, none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 118,928,952 and 63,218,083 shares issued; 118,673,977 and 62,955,438 shares outstanding at December 31, 2004 and 2003, respectively)	1.1	0.6
Capital in excess of par value	4,006.1	964.5
Accumulated deficit	(260.1)	(426.5)
Accumulated other comprehensive income	126.9	40.0
Treasury stock, at cost, (254,975 and 262,645 shares at December 31, 2004 and 2003, respectively)	(4.0)	(3.2)

Total stockholders’ equity	3,870.0	575.4

Total liabilities and stockholders’ equity	$8,090.2	$2,859.4

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Cash flows from operating activities:
Net income	$166.4	$78.4	$50.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	143.3	82.8	74.9
Call premiums and deferred financing charges	9.3	65.9	11.2
Deferred income taxes	(3.0)	(0.5)	36.1
Other noncash items	8.8	18.8	—
Gain on sale of investment	(22.7)	—	—
Impairment of goodwill	64.9	—	—
Cumulative effect of accounting change	—	—	46.1
Changes in working capital:
(Increase)/decrease in accounts receivables, net	35.0	(17.0)	(11.6)
Decrease in inventories	54.6	37.6	5.5
Increase in accounts payable	15.0	7.8	6.0
Increase in other assets	(38.1)	(59.7)	(34.4)
Increase/(decrease) in other liabilities	(40.7)	3.9	(25.1)

Cash provided by operating activities	392.8	218.0	159.3

Cash flows from investing activities:
Acquisitions, net of cash acquired	(336.1)	(672.0)	(61.1)
Capital expenditures	(93.4)	(80.2)	(43.9)
Other investing activities	22.5	(14.2)	(0.4)

Cash used in investing activities	(407.0)	(766.4)	(105.4)

Cash flows from financing activities:
Proceeds from sale of common stock	—	260.6	—
Proceeds from stock options exercised	136.0	19.8	6.4
Long-term debt proceeds	1,029.3	1,470.7	163.3
Long-term debt payments	(1,035.6)	(1,077.9)	(228.1)
Change in short-term debt, net	(5.8)	(16.2)	(26.4)
Debt financing costs	(26.9)	(29.5)	(9.8)
Call premiums	(13.8)	(43.8)	—

Cash provided by (used in) financing activities	83.2	583.7	(94.6)

Effect of exchange rate changes on cash and cash equivalents	9.7	9.7	4.4

Net change in cash and cash equivalents	78.7	45.0	(36.3)
Cash and cash equivalents — beginning of year	83.8	38.8	75.1

Cash and cash equivalents — end of year	$162.5	$83.8	$38.8

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, net of refunds	$31.6	$11.7	$15.6

Interest	$90.4	$93.1	$83.5

Fair value of equity securities issued in connection with the Apogent merger	$2,768.7	—	—

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME

							Accumulated
			Capital in				Other	Treasury Stock,
	Common Stock		Excess of	Shares	Shares To Be		Comprehensive	at cost			Other
			Par	Deposited	Distributed	Accumulated	Income				Comprehensive
	Shares	Amount	Value	In Trust	From Trust	Deficit	(Loss)	Shares	Amount	Total	Income

	(in millions, except share data)
Balance at January 1, 2002	54,194,484	$0.5	$661.1	$(50.6)	$50.6	$(555.5)	$(81.8)	36,606	$(1.0)	$23.3
Net income	—	—	—	—	—	50.6	—	—	—	50.6	$50.6
Foreign currency translation adjustment	—	—	—	—	—	—	48.8	—	—	48.8	48.8
Unrealized investment loss	—	—	—	—	—	—	(1.3)	—	—	(1.3)	(1.3)
Unrealized gain on cash flow hedges	—	—	—	—	—	—	1.3	—	—	1.3	1.3
Realization of losses on cash flow hedges	—	—	—	—	—	—	5.3	—	—	5.3	5.3
Minimum pension liability	—	—	—	—	—	—	(9.8)	—	—	(9.8)	(9.8)

Subtotal — other comprehensive income											$94.9

Proceeds from stock options	481,029	—	6.4	—	—	—	—	—	—	6.4
Tax benefit from stock options	—	—	8.9	—	—	—	—	—	—	8.9
Trust activity	—	—	—	16.6	(16.6)	—	—	—	—	—

Balance at December 31, 2002	54,675,513	0.5	676.4	(34.0)	34.0	(504.9)	(37.5)	36,606	(1.0)	133.5
Net income	—	—	—	—	—	78.4	—	—	—	78.4	$78.4
Foreign currency translation adjustment	—	—	—	—	—	—	69.2	—	—	69.2	69.2
Unrealized investment gain	—	—	—	—	—	—	1.8	—	—	1.8	1.8
Unrealized gain on cash flow hedges	—	—	—	—	—	—	0.5	—	—	0.5	0.5
Minimum pension liability	—	—	—	—	—	—	6.0	—	—	6.0	6.0

Subtotal — other comprehensive income											$155.9

Proceeds from issuance of common stock, net	6,634,526	0.1	260.5	—	—	—	—	—	—	260.6
Proceeds from stock options	1,908,044	—	19.8	—	—	—	—	—	—	19.8
Tax benefit from stock options	—	—	5.6	—	—	—	—	—	—	5.6
Acquisition of treasury stock	—	—	2.2	—	—	—	—	226,039	(2.2)	—
Trust activity	—	—	—	8.5	(8.5)	—	—	—	—	—

Balance at December 31, 2003	63,218,083	0.6	964.5	(25.5)	25.5	(426.5)	40.0	262,645	(3.2)	575.4
Net income	—	—	—	—	—	166.4	—	—	—	166.4	$166.4
Foreign currency translation adjustment	—	—	—	—	—	—	89.9	—	—	89.9	89.9
Unrealized investment gain	—	—	—	—	—	—	4.1	—	—	4.1	4.1
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(4.3)	—	—	(4.3)	(4.3)
Minimum pension liability	—	—	—	—	—	—	(2.8)	—	—	(2.8)	(2.8)

Subtotal — other comprehensive income											$253.3

Acquisition of Apogent Technologies Inc. stock, net	50,634,510	0.5	2,868.6	—	—	—	—	—	—	2,869.1
Proceeds from stock options	5,074,800	—	136.0	—	—	—	—	—	—	136.0
Tax benefit from stock options	—	—	36.0	—	—	—	—	—	—	36.0
Shares issued upon conversion of debt	1,559	—	0.1	—	—	—	—	—	—	0.1
Acquisition of treasury stock	—	—	—	—	—	—	—	49,843	(3.0)	(3.0)
Trust activity	—	—	0.9	1.5	(1.5)	—	—	(57,513)	2.2	3.1

Balance at December 31, 2004	118,928,952	$1.1	$4,006.1	$(24.0)	$24.0	$(260.1)	$126.9	254,975	$(4.0)	$3,870.0

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 —	Nature of Operations
      Fisher Scientific International Inc. (“Fisher,” or “the Company”) was founded in 1902 and was incorporated as a Delaware corporation in 1991. The Company’s operations are conducted throughout North and South America, Europe, the Far East, Australia, the Middle East and Africa, directly or through one or more subsidiaries, joint ventures, agents or dealers. The Company’s operations are organized into the following three business segments:

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

2. Healthcare products and services segment manufactures and distributes a wide array of diagnostic kits and reagents, equipment, instruments, medical devices and other consumable products to hospitals and group-purchasing organizations, clinical laboratories, reference laboratories, physicians’ offices and original equipment manufacturers located primarily in the U.S. In addition, we manufacture and distribute ear, nose and throat medical devices outside the U.S. This segment also provides outsourced manufacturing services for diagnostic reagents, calibrators and controls to the healthcare and pharmaceutical industries.

3. Laboratory workstations segment manufactures and sells laboratory workstations and fume hoods and provides lab-design services for pharmaceutical and biotechnology customers, colleges, universities and secondary schools, hospitals and reference labs.

Note 2 —	Summary of Significant Accounting Policies
      Principles of Consolidation — The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
      Cash and Cash Equivalents — Cash and cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the date of acquisition. These investments are carried at cost, which approximates market value.
      Allowance for Doubtful Accounts — The allowance for doubtful accounts receivable reflects the best estimate of probable losses inherent in the Company’s receivables determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.
      Inventories — Inventories are valued at the lower of cost or market, cost being determined principally by the first-in, first-out (“FIFO”) method with certain of the Company’s subsidiaries utilizing the last-in, first-out (“LIFO”) method. The Company periodically reviews quantities of inventories on hand and compares these amounts to the expected use of each product or product line. The Company records a charge to cost of sales for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges, purchasing and receiving costs, and internal transfer costs, are included in the cost of sales line item within the statement of operations.
      Investments — Long-term investments in marketable equity securities that represent less than twenty percent ownership are marked to market at the end of each accounting period. Unrealized gains and losses are

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
credited or charged to other comprehensive income within shareholders’ equity for available for sale securities unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. At December 31, 2004, the Company had investments of $19.0 million classified as available for sale securities which were reported at fair value and included in other current assets within the balance sheet. Unrealized gains on available for sale securities, net of tax, included in accumulated other comprehensive income for the year ended December 31, 2004 was $3.7 million. Included in other assets are securities held in a rabbi trust for a supplemental nonqualified executive retirement program as more fully described in Note 17 — Employee Benefit Plans. These securities had a fair market value of approximately $34 million and $23 million at December 31, 2004 and 2003, respectively, and are classified as available for sale. Unrealized gains on these securities net of tax included in accumulated other comprehensive income for the year ended December 31, 2004 and 2003 were $0.4 million and $1.2 million, respectively.
      Other equity investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, such that they are recorded at the lower of cost or estimated net realizable value.
      For equity investments in which the Company owns or controls twenty percent or more of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in the other (income) expense, net line item within the statement of operations and was not material in any period presented.
      Property, Plant and Equipment — Property, plant and equipment are recorded at cost. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation is generally based upon the following estimated useful lives: buildings and improvements 5 to 30 years; machinery, equipment and other 3 to 10 years. Depreciation is computed using the straight-line method.
      Goodwill and Indefinite Lived Intangible Assets — Goodwill and indefinite-lived intangible assets are not amortized but instead reviewed for impairment and written down with a resulting charge to the results of operations in the period in which the recorded value of goodwill and indefinite-lived intangible assets exceeds its fair value. Fair value is determined using a combination of discounted cash flow and multiple of earnings valuation techniques. Our estimates are based upon historical trends, management’s knowledge and experience, and overall economic factors. The Company performs its annual test for indications of impairment as of October 31 each year — see Note 8 — “Goodwill and other Intangible Assets.” The Company performed an initial test to evaluate whether goodwill and indefinite-lived intangible assets were impaired as of January 1, 2002 and determined goodwill was impaired — see Note 18 — “Change in Accounting Principle.”
      Intangible Assets — Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives, with periods ranging from 3 to 22 years
      Deferred Financing Fees — Deferred financing fees of $33.3 million and $24.9 million at December 31, 2004 and 2003, respectively, are included in other assets within the balance sheet and are amortized over the term of the related debt. During 2004, 2003 and 2002, the Company recorded as interest expense the amortization for deferred financing fees of $5.0 million, $3.9 million, and $4.5 million, respectively. Upon retiring debt, unamortized deferred financing fees are recognized in the other (income) expense, net line item within the statement of operations.
      Impairment of Long-Lived Assets — Property, plant and equipment and other long-term assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount may not be

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
recoverable. Impairment losses are charged to the statement of operations for the difference between the fair value and carrying value of the asset. During 2004, the Company recognized $2.6 million of impairment losses on long-lived assets. The assets determined to be impaired were tested for recovery based on circumstances whereby goodwill was impaired as a result of the Company’s annual test for indications of impairment. The impairment charge is reflected in selling, general and administrative expense on the statement of operations and has been included in the scientific products and services segment. No impairment losses were recorded on long-lived assets in 2003 or 2002.
      Accounts Payable — The Company maintains a zero balance cash management system for its U.S. accounts payable. Accordingly, included in accounts payable at December 31, 2004 and 2003, are $102.0 million and $64.0 million of checks that did not clear the bank, respectively.
      Environmental Remediation Costs — The Company is subject to laws and regulations relating to protecting the environment. Fisher provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated.
      Insurable Liabilities — The Company records liabilities for its workers’ compensation, product, general and auto liabilities up to pre-determined program deductibles subsequent to which risk of loss is transferred to the Company’s insurance carriers. The determination of these liabilities and related expenses is dependent on claims experience. For certain of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based on historical claims experience.
      Advertising — The Company expenses advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefit, generally two years. Direct-response advertising consists of catalog production and mailing costs and amortization begins on the date the catalogs are mailed. Advertising expense, which includes internal employment costs for marketing personnel and amortization of capitalized direct-response advertising, was $72.2 million, $39.9 million and $37.5 million for the three years ended December 31, 2004, 2003, and 2002, respectively. Included in advertising expense was catalog amortization of $13.3 million, $14.3 million, and $14.5 million for 2004, 2003 and 2002, respectively.
      Revenue Recognition — The Company records product revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title generally transfers at shipping point, however, full risk of loss is generally transferred to the customer upon delivery. Products are typically delivered without significant post-sale obligations to customers. When significant post-sale obligations exist, revenue recognition is deferred until the obligations are satisfied. Provisions for discounts, warranties, rebates to customers, returns and other adjustments are provided for in the period the related sales are recorded. Pharmaceutical outsourcing service revenues, which can consist of specialized packaging, warehousing and distribution of products, and arrangements with multiple elements, are recognized as each of the elements are provided. The Company recognizes revenue for each element based on the fair value of the element provided, which has been determined by referencing historical pricing policies when the element is sold separately. Other service revenue is recognized as the services are performed. Certain contracts associated with the Company’s laboratory workstation segment are recorded under the percentage-of-completion method of accounting. Changes in estimates to complete and revisions in overall profit estimates on percentage-of-completion contracts are recognized in the period in which they are determined.
      Research and Development — The Company expenses costs associated with the development of new products. Research and development expenses are charged to selling, general and administrative expenses and were $36.7 million, $11.8 million and $7.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Income Taxes — The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the asset and liability approach to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company establishes an estimated liability for federal, state and foreign income tax exposures that arise and meet the criteria for accrual under SFAS No. 5, “Accounting for Contingencies.” This liability addresses a number of issues for which the Company may have to pay additional taxes (and interest) when all examinations by taxing authorities are concluded. The liability amounts for such matters are based on an evaluation of the underlying facts and circumstances, a thorough research of the technical merits of the Company’s arguments, and an assessment of the chances of the Company prevailing in their arguments. Amounts not expected to be settled within one year are classified in other liabilities on the balance sheet.
      Stock-Based Compensation — The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), an amendment of FASB Statement No. 123. Therefore, the Company has recognized compensation expense only for restricted stock units and similar awards as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under the Company’s stock plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income and net income per common share would have approximated the pro forma amounts indicated below (in millions, except per share amounts):

	2004	2003	2002

Net income as reported	$166.4	$78.4	$50.6
Add: stock-based employee compensation included in reported net income, net of tax	0.8	—	—
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	30.2	19.2	9.1

Net income, pro forma	$137.0	$59.2	$41.5

Net income per common share
As reported:
Basic	$1.93	$1.38	$0.93

Diluted	$1.80	$1.29	$0.87

Pro forma:
Basic	$1.59	$1.04	$0.76

Diluted	$1.48	$0.98	$0.72

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The fair value of the Company’s stock options included in the preceding pro forma amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk free interest rate	3.3%	2.8%	3.8%
Expected life of option	5 years	5 years	5 years
Volatility	39%	41%	47%
Expected dividend yield	0.0%	0.0%	0.0%
      Foreign Currency Translation — Assets and liabilities of the Company’s foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a component of accumulated other comprehensive income (“OCI”) within shareholders’ equity. Gains and losses resulting from foreign currency transactions are reported on the income statement line item corresponding with the transaction when recognized and were immaterial for all periods presented.
      Derivative Financial Instruments — The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.
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
      The Company uses interest-rate swap agreements in order to manage its exposure to interest rate risk. These interest rate swaps are designated as cash flow hedges of the Company’s variable rate debt. During the three years ended December 31, 2004, no ineffectiveness was recognized in the results of operations on these hedges. Amounts accumulated in OCI are reclassified into earnings as interest is accrued on the hedge transactions. The amounts accumulated in OCI will fluctuate based on changes in the fair value of the Company’s derivatives at each reporting period.
      The Company enters into forward currency and option contracts to hedge exposure to fluctuations in foreign currency rates. For foreign currency contracts that are designated as hedges, changes in the fair value are recorded in OCI to the extent of hedge effectiveness and are subsequently recognized in the results of operations once the forecasted transactions are recognized. For forward currency contracts not designated as hedges, changes in fair value are recognized in the results of operations in the current period. These changes in fair value are not material to the financial statements for any periods presented.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company enters into commodity swaps and option contracts to hedge exposure to fluctuations in commodity prices. For contracts that are designated as hedges, changes in the fair value are recorded in OCI to the extent of hedge effectiveness and are subsequently recognized in the results of operations once the forecasted transactions are recognized. For contracts not designated as hedges, changes in fair value are recognized in the results of operations in the current period. These changes in fair value are not material to the financial statements for any periods presented.
      Other Comprehensive Income — Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in other comprehensive income, but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income is comprised of unrealized gains and losses on available-for-sale securities, unrealized losses on cash flow hedges, minimum pension liability and foreign currency translation adjustments.
      Earnings per Share — Basic net income per share is computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period. Except where the result would be antidilutive, diluted net income per share is computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding, including potential common shares from the exercise of stock option and warrants, and conversion of convertible securities, using the treasury stock method. At December 31, 2004, the Company had $975 million of convertible notes outstanding. These notes and their conversion events are described in more detail in Note 10 — Debt. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock to settle the principal amount of the notes. These notes are included in our diluted EPS calculation under the “treasury stock method” when the average price of our stock for the period is greater than the conversion price. The Company applies the treasury stock method as it is our current intention to settle the principal portion of the notes in cash upon conversion. The conversion prices of our convertible notes are $47.46, $59.09 and $80.40 for our 2.50% convertible senior notes, floating rate convertible senior debentures and 3.25% convertible senior notes, respectively. Under the treasury stock method, only the shares required to settle the conversion premium are included in our weighted average shares outstanding. Based upon the application of the treasury stock method, 1.0 million shares were included in our 2004 weighted average share calculation.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table sets forth basic and diluted net income per share computational data for the years ended December 31, 2004, 2003 and 2002 (in millions, except per share amounts):

	2004	2003	2002

Net income available to common shareholders	$166.4	$78.4	$50.6

Weighted average common shares outstanding used in computing basic net income per common share	86.2	56.9	54.5
Dilutive securities:
Stock options(a)	5.0	3.7	3.4
Convertible notes	1.0	—	—

Weighted average common shares outstanding used in computing diluted net income per common share	92.2	60.6	57.9

Basic net income per common share	$1.93	$1.38	$0.93

Diluted net income per common share	$1.80	$1.29	$0.87

(a)	The weighted average amount of outstanding antidilutive common stock options excluded from the computation of diluted net income per common share was 0.9 million, 0.2 million and 1.3 million at December 31, 2004, 2003 and 2002, respectively.
      Use of Estimates — The preparation of the Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates in these Financial Statements include the fair value and estimated lives of intangible assets assumed in business combinations, restructuring charges and credits, acquisition liabilities, allowances for doubtful accounts receivable, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, fair values of financial instruments, estimated contract revenue and related costs, environmental remediation and legal liabilities, insurable liabilities, income taxes and tax valuation reserves, and the determination of discount and other rate assumptions for pension and postretirement employee benefit expenses. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the event or circumstance giving rise to such changes occur.
      Reclassifications — Certain reclassifications have been made to all periods presented in order to conform to the current year presentation.
Note 3 — Business Combinations

Merger with Apogent Technologies Inc.
      On August 2, 2004, the Company completed an approximately $3.9 billion combination with Apogent Technologies Inc. (“Apogent”) in a tax-free, stock-for-stock merger, which included the assumption of debt with a fair value of $1.1 billion. Apogent shareholders received 0.56 shares of Fisher common stock for each share of Apogent common stock they owned. Upon completion of the merger, Apogent became a wholly-owned subsidiary of Fisher. The results of Apogent have been included in the scientific products and services segment and the healthcare products and services segment from the date of acquisition.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company believes the combination of Fisher with Apogent may result in several strategic benefits, including providing the Company with an enhanced:

•	Life-science market position. The Company’s life-science footprint may grow substantially as a result of this combination. In addition, Apogent’s wide range of consumable products for protein-based research and other drug discovery applications may enhance the Company’s life-science portfolio.

•	Biopharma-production and diagnostic-reagent offering. The combination of Fisher with Apogent may strengthen the Company’s offerings in biopharma-production and diagnostic-reagents.

•	Global market presence. Apogent has manufacturing operations throughout the world that may complement and enhance the Company’s existing worldwide distribution and supply network.
      The Company also anticipates that the merger may result in several key financial benefits, including:

•	Enhanced margins. The Company expects higher-margin, proprietary products to approximate 60 percent of its total annual sales.

•	Synergy opportunities. The Company expects to achieve cost savings and other benefits in 2005 and beyond. These synergies may come from, among other things, facility consolidations, sourcing opportunities, administrative efficiencies and the elimination of duplicative marketing and distribution functions.

•	Earnings and revenue growth. The Company believes that its revenue and earnings may be enhanced as a result of the merger with Apogent.

•	Operating cash flow. The Company anticipates cash flow from operations may increase as a result of the merger and result in increased financial flexibility that may enhance the Company’s ability to pursue strategic growth opportunities.
      The following table summarizes the purchase by Fisher of the outstanding shares of Apogent common stock.

Aggregate value of stock consideration	$2,658.8
Value of Apogent stock options assumed by Fisher	109.9

Aggregate consideration	2,768.7
Tax benefit of Apogent stock options exercised	(22.7)

Net consideration	$2,746.0

      The value of the 50.6 million shares of Fisher common stock, $0.01 par value, issued in the merger for the acquisition of approximately 90.4 million shares of Apogent common stock outstanding on July 30, 2004 was based on $52.51 per share, which represents the five-day average closing price of Fisher’s common stock beginning two days prior to the merger announcement date of March 17, 2004. The estimated fair value, based upon a Black-Scholes valuation, of Fisher’s stock options issued for the conversion of approximately 11.2 million of Apogent stock options outstanding on July 30, 2004 was calculated based on a price of $52.51 per share. The Company also acquired 49,843 shares of common stock deposited in treasury stock in a non-cash exchange. The allocation of the purchase price paid by the Company includes $45 million of direct merger costs, $14.2 million of termination benefits and $3.5 million of other exit costs. Through December 31, 2004, $33.6 million of the direct merger costs, $4.4 million of termination benefits, and $0.3 million of other exit costs were paid by the Company. The $14.2 million of termination benefits primarily represents costs to involuntarily terminate employees associated with Apogent’s corporate headquarters and other certain facilities. The activities associated with involuntary termination of such employees is expected to be completed by December 31, 2005. The $3.5 million of other exit costs is primarily comprised of contract termination costs. These costs include the exit of certain non-cancelable leases that include payments through 2009. The unpaid direct merger, termination benefits and exit costs outstanding as of December 31, 2004 have been classified in accrued and other current liabilities in the balance sheet.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the allocation of purchase price to the estimated fair values of the assets acquired and liabilities assumed as of August 2, 2004, the date of the merger, in accordance with SFAS 141. The Company’s initial allocation was based on a preliminary evaluation whereby data gathering was ongoing and represented management’s good faith best estimates based on the data then available. As a result, the initial allocation of purchase price has been revised and the evaluation process is substantially completed, with the remaining allocation to be completed primarily related to finalizing the value of liabilities assumed in connection with certain leased facilities. The amount allocated to goodwill is non-deductible for tax purposes.

(In millions)
Current assets	$671.2
Property, plant, and equipment	292.7
Intangible assets	1,225.1
In-process research and development	2.4
Goodwill	2,529.2
Other assets	17.3

Total assets acquired	4,737.9

Current liabilities	272.7
Long-term debt	1,061.9
Other liabilities	657.3

Total liabilities assumed	1,991.9

Net assets acquired	$2,746.0

      The estimated fair value of long-term debt assumed as of August 2, 2004 is comprised of the following Apogent debt securities.

•	The Company assumed $250 million aggregate principal amount of the 6 1/2% senior subordinated notes due 2013 (the “6 1/2% Notes”). The 6 1/2% Notes were recorded at a fair value of $276.9 million based upon the tender price for the notes, which was $1,107.50 in cash per $1,000 principal amount, plus accrued and unpaid interest. The tender price is assumed to be equal to the market price. The 6 1/2% Notes were tendered and a consent was given to amend the indenture for any notes that remained outstanding to eliminate restrictive covenants in that indenture. The cash tender offer was completed concurrently with the merger.

•	The Company assumed $300 million aggregate principal amount of 2.25% Senior Convertible Contingent Debt Securities due 2021 (the “2.25% CODES”). The 2.25% CODES were recorded at a fair value of $335.4 million based upon the market price for the debt security at July 30, 2004, reflecting a premium of $33.9 million and a liability of $1.5 million for exchange fees to be paid. The Company determined that the premium was due to the equity conversion feature of the debt and recorded the amount of the premium to capital in excess of par value.

•	The Company assumed $345 million aggregate principal amount of Floating Rate Senior Convertible Contingent Debt Securities due 2033 (the “Floating Rate CODES”). The Floating Rate CODES were recorded at a fair value of $426.3 million based upon the market price for the debt security at July 30, 2004, reflecting a premium of $77.5 million and a liability of $3.8 million for exchange and consent solicitation fees to be paid. The Company determined that the premium was due to the equity conversion feature of the debt and recorded the amount of the premium to capital in excess of par.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

•	The Company assumed $7 million of remaining aggregate principal amount of 8% senior notes due 2011 (the “8% Notes”). The 8% Notes were recorded at a fair value of $7.6 million based upon the market value for the debt security at July 30, 2004, reflecting a premium of $0.6 million.

•	The Company assumed sale/ leaseback obligations of $10.5 million. The obligations were recorded at a fair value of $15.7 million based upon third-party appraisals. The Company has also recorded an estimated liability of approximately $11 million pertaining to a put feature associated with these obligations whereby the Company could be obligated to purchase the associated facilities at a price based upon a prescribed calculation methodology in the lease agreement. This liability is based on management’s current best estimate and is subject to revision.
      The allocation of purchase price also includes $5.5 million for an asset held for sale recorded at fair value less cost to sell and has been included in property, plant and equipment but not depreciated. This asset was not considered to be a productive asset to the operations of the combined company and was being actively marketed for immediate sale. The sale of this asset was consummated during the three months ended March 31, 2005.
      The initial allocation of purchase price has been revised for an increase in the allocation to identifiable intangible assets. Identifiable intangible assets total approximately $1,225.1 million. The Company made a corresponding revision to other liabilities to reflect the corresponding deferred tax liability. The Company’s estimated value of intangible assets relates to trademarks, trade names, customer relationships, supplier agreements and developed technology.
      The following table summarizes the allocation of the estimated fair values to identified amortizable intangible assets acquired (in millions):

	Fair	Weighted-Average
	Value	Life

Customer relationships	$226.1	20.9
Developed technology	175.5	9.4
Supplier arrangements	5.8	10.0
Other amortizable intangible assets	0.6	2.0

	$408.0	15.7

      The Company also allocated $817.1 million to trademarks with an indefinite-life.
      The Company has also revised its initial allocation of purchase price to allocate $2.4 million to in-process research and development, which represents an estimate of the fair value of purchased in-process technology for research projects that, as of the date of the merger, had not reached technological feasibility and have no alternative future use. This amount was recorded as research and development expense and is included in selling, general and administrative expenses on the statement of operations for the year ended December 31, 2004.
      The following unaudited pro forma financial information presents the results of operations as if the Apogent merger had occurred at the beginning of 2003. Amortization of the acquired intangibles is included on a straight-line basis and both periods include a charge for the step-up of inventory to fair value in the amount of $74.3($48.3 net of tax). This unaudited pro forma information does not purport to indicate the

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
results that would have actually been obtained had the merger been completed on the assumed date or for the periods presented, or which may be realized in the future.

	Year Ended
	December 31,

	2004	2003

Sales	$5,272.9	$4,519.7
Net income	$223.9	$99.6
Net income per common share:
Basic	$1.94	$0.93
Diluted	$1.82	$0.88

Acquisition of Oxoid Group Holdings Limited
      On March 1, 2004, the Company acquired Oxoid Group Holdings Limited (“Oxoid”) to further expand the Company’s Life Science Product Portfolio. Oxoid is a United Kingdom-based manufacturer of microbiological culture media and other diagnostic products that test for bacterial contamination. The purchase price was approximately $330 million and was funded through the sale of an initial $300 million principal amount of 3.25% convertible senior notes and borrowings under the Company’s accounts receivable securitization facility and revolving credit facilities. The results of Oxoid have been included in the scientific products and services segment from the date of acquisition.
      The following table summarizes the allocation of the estimated fair values to identified amortizable intangible assets acquired (in millions):

	Fair	Weighted-Average
	Value	Life

Customer relationships	$26.4	25.0
Non-competition agreements	0.4	1.0
Developed technology	6.9	7.1
Supplier arrangements	7.4	9.9
Other amortizable intangible assets	1.6	3.0

	$42.7	18.4

      The Company allocated $213 million to goodwill, which is non-deductible for tax purposes. The Company also allocated $72.2 million to trademarks with an indefinite-life.
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

	Year Ended
	December 31,

	2004	2003

Sales	$4,692.3	$3,720.4
Net income	$168.2	$81.9
Net income per common share:
Basic	$1.95	$1.44
Diluted	$1.82	$1.35

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Acquisition of Dharmacon, Inc.
      On April 1, 2004, the Company acquired Dharmacon, Inc. (“Dharmacon”) to further expand the Company’s Life Science Product Portfolio. Dharmacon focuses on RNA technologies, including RNA interference and small interfering RNAi; which are tools for life-science research that increase the efficiency of the drug discovery process. The purchase price was approximately $80 million of cash. In connection with this transaction, exercisable options to purchase Dharmacon common stock were converted at fair market value into the right to receive 57,713 shares of Fisher common stock, issued from treasury stock. The results of Dharmacon have been included in the scientific products and services segment from the date of acquisition.
      The following table summarizes the allocation of the estimated fair values to identified amortizable intangible assets acquired (in millions):

		Weighted-Average
	Fair Value	Life

Customer relationships	$3.1	10.0
Non-competition agreements	0.3	2.0
Developed technology	8.1	9.3

	$11.5	9.3

      The Company allocated $60.6 million to goodwill, which is non-deductible for tax purposes. The Company also allocated $11.5 million to trademarks with an indefinite-life.

Acquisition of Perbio Science AB
      On September 8, 2003, the Company acquired the outstanding stock of Perbio Science AB (“Perbio”), a Swedish public company, in a public tender offer pursuant to the rules of the Stockholm Stock Exchange. Perbio manufactures and sells consumable tools for protein-related research and protein-based biopharma drug production. The purchase price was approximately $689 million in cash plus assumed net debt of approximately $44 million. The Perbio acquisition was financed principally through the sale of $300 million principal amount of 2.50% convertible senior notes, the issuance and sale of $150 million principal amount of 8% senior subordinated notes and the borrowing of an additional $250 million of term loans under the Company’s senior credit facility. The Bioresearch and Cell Culture divisions of Perbio have been included in the scientific products and services segment and the medical device division of Perbio has been included in the healthcare products and services segment from the date of acquisition.
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

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The allocation of the Perbio purchase price resulted in an allocation to identifiable intangible assets of $112.0 million. The Company valued intangible assets related to trademarks, tradenames, customer lists, supplier agreements and developed technology. A majority of the intangible assets acquired relate to trademarks and trade names.
      The following table summarizes the allocation of the estimated fair values of identified amortizable intangible assets acquired (in millions):

		Weighted-Average
	Fair Value	Life

Customer relationships	$22.8	5.0
Developed technology	16.6	5.7
Other amortizable intangible assets	8.3	8.0

	$47.7	5.8

      The Company also allocated $64.3 million to trademarks with an indefinite-life.
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

Year Ended
December 31, 2003

Sales	$3,732.7
Net income	$76.2
Net income per common share
Basic	$1.34
Diluted	$1.26
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
      In April 2002, the Company acquired an additional interest in Medical Analysis Systems, Inc. (“MAS”), increasing the Company’s existing ownership interest in MAS acquired in June 2001, to 91%. In September 2002, the Company caused MAS to merge with and into a wholly owned merger subsidiary of the Company. The results of MAS have been included in the healthcare products and services segment from the date of acquisition.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4 —	Accounts Receivable
      The following is a summary of accounts receivable at December 31, 2004 and 2003 (in millions):

	2004	2003

Gross accounts receivable	$663.7	$469.3
Allowance for doubtful accounts	(27.1)	(36.6)

Accounts receivable, net	$636.6	$432.7

      In February 2004, the Company amended its existing receivables securitization facility (“2004 Receivables Securitization”) extending the facility’s maturity date to February 2005. The $225 million facility provides for the sale, on a revolving basis, of all of the accounts receivable of Cole-Parmer Instrument Company, Fisher Clinical Services Inc., Fisher Hamilton L.L.C. and Fisher Scientific Company L.L.C. to FSI Receivables Company LLC (“FSI”), a special purpose, bankruptcy remote indirect wholly owned subsidiary of the Company. On the same date, FSI and the Company, as servicer, entered into a receivables transfer agreement with certain financial institutions that provides for the transfer on a revolving basis of an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount of $225 million. During 2004 and 2003, the Company collected and reinvested, on a revolving basis, approximately $360 million and $57 million of receivables, respectively. Due to the short-term nature of the receivables, the Company’s retained interest in the pool during the year is valued at historical cost which approximates fair value. The effective funded interest rate on the 2004 Receivables Securitization was a commercial paper rate plus a usage fee of 45 basis points. The unfunded annual commitment fee for the 2004 Receivables Securitization was 25 basis points. The Company recorded $1.6 million, $0.9 million and $1.8 million of losses on the sale of receivables as interest expense during the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003 there were no amounts outstanding under the facility and the unutilized capacity of the facility was $207.2 million and $186.0 million, respectively.
      On February 4, 2005 the Company amended its existing $225 million 2004 Receivables Securitization facility extending the facility’s maturity date to February 2008. The effective funded interest rate on the amended Receivables Securitization is a commercial paper rate plus a usage fee of 60 basis points. The unfunded annual commitment fee changed from 25 basis points to 30 basis points.
Note 5 — Inventories
      Inventories consisted of the following as of December 31, 2004 and 2003 (in millions):

	2004	2003

Raw materials	$137.2	$64.2
Work in process	65.4	22.6
Finished goods	423.1	268.6

Total	$625.7	$355.4

      The value of inventory maintained using the LIFO method was $128.5 million and $141.4 million, which was below estimated replacement cost by approximately $36.7 million and $34.8 million for the years ended December 31, 2004 and 2003, respectively. The value of inventory maintained using the FIFO method was $497.2 million and $214.0 million as of December 31, 2004 and 2003, respectively.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6 —	Other Current Assets
      The following is a summary of other current assets as of December 31, 2004 and 2003 (in millions):

	2004	2003

Deferred income taxes	$162.4	$92.1
Other	103.8	46.8

Total	$266.2	$138.9

Note 7 —	Property, Plant and Equipment
      The following is a summary of property, plant and equipment by major class of asset as of December 31, 2004 and 2003 (in millions):

	2004	2003

Land, buildings and improvements	$485.2	$324.5
Machinery, equipment and other	656.5	383.8

Total	1,141.7	708.3
Accumulated depreciation	(353.1)	(267.4)

Property, plant and equipment, net	$788.6	$440.9

      Depreciation expense, including amortization of assets under capital leases, was $92.3 million, $53.0 million and $47.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 8 —	Goodwill and Other Intangible Assets
      The following is a reconciliation of changes in the carrying amounts of goodwill by segment for the year ended:

	Scientific	Healthcare
	Products	Products	Laboratory
	and Services	and Services	Workstations	Total

Balance as of December 31, 2003	$844.3	$109.6	$53.0	$1,006.9
Acquisitions	1,805.8	997.0	—	2,802.8
Impairment of goodwill	(11.9)	—	(53.0)	(64.9)
Adjustments and allocations	2.6	45.7	—	48.3
Effect of foreign currency	39.4	0.2	—	39.6

Balance as of December 31, 2004	$2,680.2	$1,152.5	$—	$3,832.7

      The Company performed its annual test for indications of goodwill impairment as of October 31, 2004. As a result, the Company recorded a noncash charge of $64.9 million on a separate line in the statement of operations. The scientific products and services and laboratory workstations segment accounted for $11.9 million and $53.0 million of the charge, respectively.
      The laboratory workstations segment is sensitive to changes in capital spending. Due to the timing of projects and slower market demand for smaller projects, sales growth was less than forecasted, resulting in decreased profitability. The impairment charge for a reporting unit within the scientific products and services segment was due to the shut down of an operation as the Company was able to identify a lower cost sourcing alternative. The Company utilized a combination of an income approach and a market approach for

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
determining fair value of its reporting units. As of October 31, 2003 and 2002, there were no impairments of goodwill.
      The following is a summary of other intangible assets subject to amortization at December 31, 2004 and 2003 (in millions):

	2004	2003

Customer relationships (net of accumulated amortization of $21.4 million and $10.2 million at December 31, 2004 and 2003, respectively)	$281.0	$38.1
Non-compete agreements (net of accumulated amortization of $21.5 million and $18.3 million at December 31, 2004 and 2003, respectively)	0.5	3.2
Patents and tradenames (net of accumulated amortization of $9.0 million and $8.4 million at December 31, 2004 and 2003, respectively)	9.4	8.5
Developed technology (net of accumulated amortization of $16.7 million and $2.9 million at December 31, 2004 and 2003, respectively)	193.6	16.6
Supplier arrangements (net of accumulated amortization of $2.8 million and $0.6 million at December 31, 2004 and 2003, respectively)	18.3	7.7
Other amortizable intangible assets (net of accumulated amortization of $7.6 million and $7.4 million at December 31, 2004 and 2003, respectively)	21.8	24.0

Amortizable intangible assets, net of accumulated amortization	$524.6	$98.1

      The Company’s annual test for impairment of goodwill resulted in the recording of a goodwill impairment charge. As a result, the Company evaluated its other intangible assets for impairment and recorded a noncash charge of $0.8 million on the selling, general and administrative line of the statement of operations and related to the scientific products and services segment.
      For the years ended December 31, 2004, 2003 and 2002, the Company recorded amortization expense of $32.6 million, $12.1 million and $8.1 million, respectively, related to other amortizable intangible assets.
      The estimated amortization expense for each of the five succeeding years and thereafter is as follows (in millions):

For the Year Ended December 31,

2005	$49.1
2006	47.7
2007	45.0
2008	43.0
2009	40.8
thereafter	299.0
      As of December 31, 2004 and 2003, the Company had indefinite-lived intangible assets in the scientific products and services segment of $859.0 million and $130.8 million, respectively. As of December 31, 2004 and 2003, the Company had indefinite-lived intangible assets in the healthcare products and services segment of $188.2 million and $12.1 million, respectively. Indefinite-lived intangible assets consist of trademarks and trade secrets acquired through the Company’s acquisitions of Cole-Parmer and MAS in 2001, Maybridge in 2002, Perbio in 2003 and Apogent, Oxoid and Dharmacon in 2004.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 9 —	Accrued and Other Current Liabilities
      The following is a summary of accrued and other current liabilities as of December 31, 2004 and 2003 (in millions):

	2004	2003

Wages and benefits	$104.4	$77.3
Interest	31.5	16.4
Other	322.2	165.1

Total	$458.1	$258.8

Note 10 —	Debt
      The following is a summary of debt obligations as of December 31, 2004 and 2003 (in millions):

	2004	2003

Term Facility	$393.0	$—
Prior credit facility	—	440.0
Other debt	60.8	36.6
2.50% Convertible Senior Notes, due 2023, convertible at $47.46 per share	300.0	300.0
Floating Rate Convertible Senior Debentures, due 2033, convertible at $59.09 per share	344.6	—
3.25% Convertible Senior Subordinated Notes, due 2024, convertible at $80.40 per share	330.0	—
8 1/8% Senior Subordinated Notes, due 2012 (includes $5.9 million and $6.4 million of unamortized debt premium as of December 31, 2004 and December 31, 2003, respectively)	309.9	310.4
8% Senior Subordinated Notes, due 2013 (includes $10.3 million and $11.1 million of unamortized debt premium as of December 31, 2004 and December 31, 2003, respectively)	310.3	311.1
6 3/4% Senior Subordinated Notes, due 2014	300.0	—

Total debt	2,348.6	1,398.1
Less: short-term portion	(39.4)	(12.0)

Total long-term debt	$2,309.2	$1,386.1

      In connection with the Apogent merger on August 2, 2004, the Company entered into a new credit facility (the “New Credit Facility”). The New Credit Facility consists of (i) a $500 million revolving credit facility (the “New Revolving Credit Facility”) and (ii) a $700 million term loan facility (the “New Term Loan Facility”) in three tranches: (a) a $250 million tranche (“Tranche A-1”), (b) a $300 million tranche (“Tranche A-2”) and (c) a $150 million tranche (“Tranche B”). In addition, the Company has the ability, upon satisfaction of certain conditions, to request incremental term loans from the lenders under the New Credit Facility. The Tranche A-2 loan was unfunded at the closing of the New Credit Facility and the lenders’ commitment to fund the Tranche A-2 loan was originally scheduled to expire on December 31, 2004. On December 29, 2004, the Company amended the New Credit Facility to extend the term of this commitment through December 31, 2005 and lower the interest rate on commitments and borrowings under the New Credit Facility. Proceeds from the New Term Facility were used to repay the Company’s prior credit facility.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The loans under the New Revolving Credit Facility, the Tranche A-1 loan and the Tranche A-2 loan bear interest at the Company’s election at either (a) LIBOR plus a margin of between 0.625% and 1.50% per annum or (b) Prime Rate (or if it is greater, Federal Funds Rate plus 0.500%) plus a margin of between 0.000% and 0.500%, depending in each case on the Company’s ratings. The Tranche B loan bears interest at the Company’s election at either (a) LIBOR plus a margin of 1.500% or 1.750% per annum or (b) Prime Rate (or if it is greater, Federal Funds Rate plus 0.500%) plus a margin of 0.500% or 0.750%, depending in each case on the Company’s ratings. The Company’s weighted average borrowing rate for all term loan debt for the year ended December 31, 2004, including the term loan debt refinanced with the New Credit Facility, was 3.2%. Commitment fees are payable on the unborrowed amounts of the New Revolving Credit Facility at a rate of between 0.175% and 0.375% per annum depending on the Company’s credit ratings, while such commitments remain outstanding. Commitment fees are payable on the unborrowed amount of the Tranche A-2 loan at a rate of 0.250% per annum, while such commitment remains outstanding. As of December 31, 2004, $761.9 million of borrowings were available under the New Revolving Credit Facility and the Tranche A-2 facility.
      The commitments under the New Revolving Credit Facility expire, and the loans outstanding thereunder mature, on August 2, 2009. The Tranche A-1 loan requires the Company to make quarterly repayments of principal equal to approximately $3.1 million from September 30, 2004 through June 30, 2005; approximately $4.4 million from September 30, 2005 through June 30, 2006; approximately $6.3 million from September 30, 2006 through June 30, 2008; and $42.5 million from September 30, 2008 through March 31, 2009 and on the maturity date of the Tranche A-1 loan, August 2, 2009. The Tranche B loan requires the Company to make quarterly repayments of principal equal to approximately $0.4 million from September 30, 2004 through June 30, 2010 and approximately $35.3 million from September 30, 2010 through March 31, 2011 and on the maturity date of the Tranche B loan on August 2, 2011.
      The Company’s obligations under the New Credit Facility are secured by a pledge of the stock or other ownership interests of the Company’s material domestic subsidiaries and 65% of the stock or other ownership interests of the Company’s material foreign subsidiaries. The Company’s obligations under the New Credit Facility are guaranteed by all of the Company’s material domestic subsidiaries (excluding FSI Receivables Company LLC and any material domestic subsidiaries of Apogent), and these guarantees are secured by a pledge of the stock or other ownership interests of their material domestic subsidiaries and 65% of the stock or other ownership interests of their material foreign subsidiaries. The Company’s debt obligations restrict, among other things, the ability of the Company and its subsidiaries to (a) incur more debt, (b) grant liens, (c) make loans, investments or pay dividends or make certain other restricted payments to the Company’s stockholders, (d) enter into mergers, acquisitions and other business combinations, (e) voluntarily prepay certain debt of the Company or its subsidiaries, (f) sell or transfer assets, (g) enter into transactions with affiliates, and other various covenants that are customary for similar obligations. The Company is in compliance with all covenants at December 31, 2004. The financial covenants for 2005 and beyond are as follows:
      Consolidated Interest Expense Coverage Ratio. We cannot permit the ratio of (a) Consolidated EBITDA to (b) Consolidated Cash Interest Expense, in each case for any period of four consecutive fiscal quarters, to be less than a ratio of 3.00 to 1.00.
      Total Leverage Ratio. We cannot permit the ratio of (a) Consolidated Funded Indebtedness as of the last day of any fiscal quarter to (b) Consolidated EBITDA for the most recent four consecutive fiscal quarters ending during any period set forth below to exceed the ratio set forth below opposite such period:

Period	Ratio

January 1, 2005 through December 31, 2005	4.25 to 1.00
Thereafter	3.75 to 1.00

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Senior Leverage Ratio. We cannot permit the ratio of (a) Consolidated Funded Indebtedness (excluding Subordinated Indebtedness) as of the last day of any fiscal quarter to (b) Consolidated EBITDA for the most recent four consecutive fiscal quarters ending during any period set forth below to exceed the ratio set forth below opposite such period:

Period	Ratio

January 1, 2005 through December 31, 2005	3.25 to 1.00
Thereafter	3.00 to 1.00
      In connection with the Apogent merger, Fisher assumed $250 million aggregate principal amount of the 6 1/2% senior subordinated notes due 2013 (the 6 1/2% Notes”). The 6 1/2% Notes were recorded at a fair value of $276.9 million, representing a premium of $26.9 million. On August 3, 2004, Apogent completed a cash tender offer for the $250 million aggregate principal amount of its 6 1/2% Notes. Apogent accepted for payment $249.6 million aggregate principal amount representing 99.8 percent of the outstanding principal amount of the 6 1/2% Notes. The purchase price for the notes was $1,107.50 in cash per $1,000 principal amount, plus accrued and unpaid interest. A concurrent consent solicitation amended the indenture for any 6 1/2% Notes that remained outstanding to eliminate certain restrictive covenants in that indenture.
      On August 3, 2004, the Company sold $300 million principal amount of 6 3/4% senior subordinated notes. Interest on the notes is payable February 15 and August 15 of each year. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt, including debt under the New Credit Facility, the floating rate convertible senior debentures and the 2.50% convertible senior notes. The notes rank equally in right of payment with other senior subordinated debt.
      The proceeds from the sale of the 6 3/4% senior subordinated notes, together with a portion of the Company’s available cash and borrowings under the New Credit Facility were used to repay Apogent’s 6 1/2% senior subordinated notes (including tender premium and consent fee), repay amounts outstanding under the prior credit facility and to pay fees and expenses related to the merger with Apogent, financings and related transactions.
      In connection with the Apogent merger, Fisher assumed $345.0 million aggregate principal amount of Floating Rate Senior Convertible Contingent Debt Securities due 2033 (the “Floating Rate CODES”). The Floating Rate CODES were recorded at an initial fair value of $426.3 million based upon their market price at July 30, 2004, representing a premium of $77.5 million and a liability of $3.8 million for exchange and consent solicitation fees to be paid. The Company determined that the premium was due to the equity conversion feature of the debt and, accordingly, reclassified the premium to capital in excess of par value. On August 3, 2004 Apogent completed its exchange offer for the Floating Rate CODES, which aligned the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt and consent solicitation to not register the notes as required per the original registration rights requirement. 99.9 percent of the outstanding principal amount of the Floating Rate CODES were tendered for exchange with a like principal amount of Floating Rate Convertible Senior Debentures, and an exchange and consent solicitation fee totaling 1.10 percent of the principal amount of the securities tendered was paid. Neither Fisher nor Apogent received any proceeds from the issuance of the new debentures in the exchange offer.
      Interest on the Floating Rate Convertible Senior Debentures is payable on March 15, June 15, September 15 and December 15 of each year, at an annual rate of LIBOR minus 1.25%. In addition, under certain circumstances additional amounts of contingent interest will be payable commencing with the quarterly interest period beginning December 15, 2009. The notes may be converted into shares of the Company’s common stock under the following circumstances: (1) during any fiscal quarter if the closing sale price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last day of the preceding fiscal quarter was more than 130% of the then current conversion price; (2) the Company has called the notes for redemption; (3) the Company distributes to all or

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
substantially all holders of the Company’s common stock rights entitling them to purchase common stock at less than the closing sale price of the Company’s common stock on the day preceding the declaration for such distribution; (4) the Company distributes to all or substantially all holders of the Company’s common stock cash or other assets, debt securities or certain rights to purchase its securities, which distribution has a per share value exceeding 5% of the closing sale price of the Company’s common stock on the day preceding the declaration for such distribution; (5) during any period in which (a) the credit rating of the notes assigned by Moody’s is below B3 or by Standard & Poor’s is below B-, (b) the credit rating assigned to the notes is suspended or withdrawn by either rating agency or (c) neither agency continues to rate the notes; (6) if the Company is party to a consolidation or merger pursuant to which the Company’s common stock would be converted into cash, securities or other property; (7) a change of control occurs, but holders do not have the right to require Apogent to repurchase the notes because the sale price of the Company’s common stock exceeds specified levels for specified periods or because the consideration received in such change of control is freely tradable stock and the notes become convertible into that stock; or (8) for the five business day period after any five consecutive trading day period in which the average trading price for the notes, as determined following a request by a holder to make a determination, was less than 97% of the average conversion value for the notes during that period. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. It is the Company’s current intention to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. The initial conversion rate is 16.9233 shares of common stock per each $1,000 principal amount of notes and is equivalent to an initial conversion price of $59.09 per share.
      In connection with the Apogent merger, Fisher assumed $300 million aggregate principal amount of 2.25% Senior Convertible Contingent Debt Securities due 2021 (the “2.25% CODES”). The 2.25% CODES were recorded at an initial fair value of $335.4 million based upon its market price at July 30, 2004, representing a premium of $33.9 million and a liability of $1.5 million for exchange fees to be paid. The Company determined that the premium was due to the equity conversion feature of the debt and, accordingly, reclassified the premium to capital in excess of par value. On August 3, 2004, Apogent completed its exchange offer for the 2.25% CODES, which aligned the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt. 99.6 percent of the outstanding principal amount of the 2.25% CODES were tendered for exchange with a like principal amount of 2.25% Convertible Senior Debentures and an exchange fee of 0.50 percent of the principal amount of the securities tendered was paid. On September 20, 2004, Apogent issued a notice for redemption of approximately $298.8 million of 2.25% Convertible Senior Debentures and approximately $1.0 million of the 2.25% CODES for cash at a price equal to 100% of the principal amount plus accrued and unpaid interest and contingent interest, as defined in the indentures. Note holders had the option of converting their notes until October 18, 2004. Approximately $295.7 million of the notes were converted. Notes that were not converted were redeemed on October 20, 2004. Principally all the converted notes were settled in cash and a premium of $11 million was paid. Upon conversion, the premium paid was offset against a portion of the premium originally recorded in capital in excess of par value.
      On March 3, 2004, the Company sold $300 million of 3.25% Convertible Senior Subordinated Notes due 2024 and on March 23, 2004 sold an additional $30 million principal amount upon exercise of the over-allotment option by the initial purchasers of the notes. The proceeds from the issuance of notes were used to fund the acquisition of Oxoid. Interest on the notes is payable on March 1 and September 1 of each year. The notes mature on March 1, 2024. The notes may be converted into shares of the Company’s common stock under the following circumstances: (1) if, on any date on or prior to March 1, 2019, the closing sale price of the Company’s common stock for a required period of trading days was more than 120% of the conversion price; (2) if, on any date after March 1, 2019, the closing sale price of the Company’s common stock is more than 120% of the then current conversion price, then note holders will have such conversion rights at all times thereafter; (3) the Company has called the notes for redemption; (4) the Company distributes to all or

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
substantially all holders of the Company’s common stock rights, options or warrants entitling them to purchase common stock at less than the closing sale price of the Company’s common stock on the day preceding the declaration for such distribution; (5) the Company distributes to all or substantially all holders of the Company’s common stock cash, assets, debt securities or capital stock, which distribution has a per share value as determined by the Company’s board of directors exceeding 10% of the closing sale price of the Company’s common stock on the day preceding the declaration for such distribution; (6) during any period in which the credit rating of the notes assigned by Moody’s is Caa2 or lower and by Standard & Poor’s is CCC or lower, or neither Moody’s (or its successors) nor Standard & Poor’s (or its successors) continues to rate the notes; (7) if the Company is party to a consolidation or merger pursuant to which the Company’s common stock would be converted into cash or property other than securities; or (8) for the five business day period after any five consecutive trading day period in which the average trading price for the notes was less than 97% of the average conversion value for the notes during that period. Upon conversion, the Company will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. It is our current intention to satisfy our obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of our common stock, to satisfy the remainder, if any, of our conversion obligation. The initial conversion rate is 12.4378 shares of common stock per each $1,000 principal amount of notes. This is equivalent to an initial conversion price of $80.40 per share.
      On August 20, 2003, the Company issued and sold $150 million principal amount of 8% senior subordinated notes and on November 4, 2003 issued and sold another $150 million of such notes. Interest on the 8% senior subordinated notes is payable March 1 and September 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt, including debt under the New Credit Facility, the floating rate convertible senior debentures and the 2.50% convertible senior notes. The notes rank equally in right of payment with other senior subordinated debt. The net proceeds from the sale of the notes in August were used to fund a portion of the purchase price of Perbio. The net proceeds from the sale of notes in November were used to fund the tender for the Company’s 7 1/8% notes due 2005 and to repay term loans under the credit facility.
      On July 7, 2003, the Company sold $300 million principal amount of 2.50% convertible senior notes. Interest on the notes is payable on April 1 and October 1 of each year. The notes may be converted into shares of the Company’s common stock under the following circumstances: (1) if, on any date on or prior to October 1, 2018, the closing sale price of the Company’s common stock for a required period of trading days was more than 120% of the conversion price; (2) if on any date after October 1, 2018, the closing sale price of the Company’s common stock is more than 120% of the then current conversion price, then note holders will have such conversion right at all times thereafter; (3) the Company has called the notes for redemption; (4) the Company distributes to all or substantially all holders of the Company’s common stock rights, options or warrants entitling them to purchase common stock at less than the closing sale price of the Company’s common stock on the day preceding the declaration for such distribution; (5) the Company distributes to all or substantially all holders of the Company’s common stock cash, assets, debt securities or capital stock, which distribution has a per share value as determined by the Company’s board of directors exceeding 10% of the closing sale price of the Company’s common stock on the day preceding the declaration for such distribution; (6) during any period in which the credit rating of the notes assigned by Moody’s is Caa1 or lower and by Standard & Poor’s is CCC+ or lower, or neither Moody’s (or its successors) nor Standard & Poor’s (or its successors) continues to rate the notes; (7) if the Company is party to a consolidation or merger pursuant to which the Company’s common stock would be converted into cash or property other than securities; or (8) for the five business day period after any five consecutive trading day period in which the average trading price for the notes was less than 97% of the average conversion value for the notes during that period. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. It is the Company’s current intention to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. The initial conversion rate is 21.0686 shares of common stock per each $1,000 principal amount of notes and is equivalent to an initial conversion price of $47.46 per share.
      On April 24, 2002, the Company issued and sold $150 million principal amount of 8 1/8% senior subordinated notes and on January 14, 2003 issued and sold another $200 million of such notes. Interest on the 8 1/8% senior subordinated notes is payable May 1 and November 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt, including debt under the New Credit Facility, the floating rate convertible senior debentures and the 2.50% convertible senior notes. The notes rank equally in right of payment with other senior subordinated debt. The net proceeds from the sale of the notes in April were used to repay amounts outstanding under the credit facility. The net proceeds from the sale of notes in January were used to partially redeem the Company’s previously outstanding 9% senior subordinated notes through an optional redemption. In 2003, the Company also redeemed $46 million of the 8 1/8% senior subordinated notes.
      In April 2003, the Company entered into various pay-fixed interest rate swaps to hedge a portion of the variability of cash flows related to changes in interest rates on borrowings of variable rate debt obligations. The interest rate swaps have a total notional value of $200 million and expire at various dates between March 2008 and March 2010.
      The following table summarizes the maturities of the Company’s indebtedness, excluding debt premiums, at December 31, 2004 (in millions):

		Floating
		Rate		2.50%	3.25%	6 3/4%	8%	8 1/8%
		Convertible		Convertible	Convertible	Senior	Senior	Senior
	Term	Senior		Senior	Senior	Subordinated	Subordinated	Subordinated
	Facility	Debentures		Notes	Notes	Notes	Notes	Notes	Other(1)	Total

2005	$16.5	$—		$—	$—	$—	$—	$—	$22.9	$39.4
2006	22.8	—		—	—	—	—	—	7.8	30.6
2007	26.5	—		—	—	—	—	—	3.2	29.7
2008	99.0	—		—	—	—	—	—	5.6	104.6
2009	86.5	—		—	—	—	—	—	2.6	89.1
2010 and beyond	141.7	344.6	(2)	300.0	330.0	300.0	300.0	304.0	18.7	2,039.0

Total	$393.0	$344.6		$300.0	$330.0	$300.0	$300.0	$304.0	$60.8	$2,332.4

(1)	Other debt primarily consists of capital lease obligations and borrowings at subsidiary levels.

(2)	The floating rate convertible senior debentures mature in 2033, but can be put to the Company by the debenture holders in 2008.

Note 11 —	Other Liabilities
      The following is a summary of other liabilities as of December 31, 2004 and 2003 (in millions):

	2004	2003

Deferred taxes	$628.6	$17.7
Other	314.7	231.7

Total	$943.3	$249.4

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12 —	Fair Value of Financial Instruments
      The Company’s financial instruments consist primarily of cash and cash equivalents held at financial institutions, accounts receivable, accounts payable, short and long-term debt, interest rate swaps, foreign currency forward and option contracts, and commodities swap and option contracts. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments.
      The carrying amount and fair value of the Company’s long-term debt, foreign currency forward and option contracts, interest rate swap agreements, and commodities swap and option contracts are as follows (in millions):

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt:
Convertible debt	$974.6	$1,254.6	$300.0	$333.9
Other	1,334.6	1,419.5	1,086.1	1,131.1

Total long-term debt	$2,309.2	$2,674.1	$1,386.1	$1,465.0

Foreign currency forward and options contracts	$—	$—	$0.1	$0.1

Interest rate swap agreements	$1.7	$1.7	$0.8	$0.8

Commodities swap and options contracts	$(0.1)	$(0.1)	$—	$—

      The fair value of debt with variable rates approximates the net carrying value. The fair value of the long-term fixed rate debt at the end of 2004 and 2003 was estimated based on current quotes from bond traders making a market in the debt instrument. The fair value of the foreign currency forward and options contracts was estimated based on what the Company would receive (pay) upon liquidation of the contracts, taking into account the change in currency exchange rates. The fair value of interest-rate swap agreements was estimated based on what the Company would receive (pay) upon liquidation of the contracts, taking into account interest rates, market expectation for future interest rates and the creditworthiness of the Company. The fair value of the commodities swap and options contracts was estimated based on what the Company would receive (pay) upon liquidation of the contracts, taking into account the change in commodities prices.
      The Company also had off-balance-sheet standby letters of credit with notional amounts of $38.1 million and $28.2 million at December 31, 2004 and 2003, respectively.
      None of the Company’s financial instruments represents a concentration of credit risk as the Company deals with a variety of major banks worldwide, and its accounts receivable are spread among a number of customers and geographic areas.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13 —	Commitments and Contingencies
      The Company leases certain logistics, office, and manufacturing facilities. The following is a summary of annual future minimum lease and rental commitments under non-cancelable operating leases as of December 31, 2004 (in millions):

2005	$47.0
2006	40.8
2007	36.6
2008	29.7
2009	24.2
Thereafter	66.3

Net minimum lease payments	$244.6

      Rent expense included in the accompanying statement of operations was $37.7 million, $23.6 million, and $23.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      As of December 31, 2004, the Company had letters of credit outstanding totaling $38.1 million, which primarily represent guarantees issued to local banks in support of borrowings by foreign subsidiaries of the Company, guarantees with respect to various insurance activities and performance letters of credit issued in the normal course of business.
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
      The Company is currently involved in various stages of investigation and remediation related to environmental matters. The Company cannot predict the potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company’s responsibility. However, these costs could be material. Expenses for environmental remediation matters relate to the costs of permit requirements and installing, operating and maintaining groundwater treatment systems and other remedial activities related to historical environmental contamination at the Company’s domestic and international facilities. These expenses were approximately $0.8 million in 2004, $1.0 million in 2003 and $1.0 million 2002. The Company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The Company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. The Company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters were $32.2 million and $32.5 million at December 31, 2004 and 2003, respectively.
      Although these environmental remediation liabilities do not include third-party recoveries, the Company may be subject to indemnification from third parties for liabilities relating to certain sites. Management believes that this accrual is adequate for the environmental remediation liabilities the Company expects to incur. As a result, the Company believes that the ultimate liability with respect to environmental remediation matters will not have a material adverse effect on the Company’s financial position, results of operations or

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
cash flows. However, the Company may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the Company’s operations, which could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 14 —	Stockholders’ Equity

Preferred and Common Stock
      The preferred and common stock of the Company are each issuable in one or more series or classes, any or all of which may have such voting powers, full or limited, or no voting powers, and such designations, preferences and related participating, optional or other special rights and qualifications, limitations or restrictions thereof, as are set forth in the Restated Certificate of Incorporation of Fisher or any amendment thereto, or in the resolution or resolutions providing for the issue of such stock adopted by Fisher’s Board of Directors, which is expressly authorized to set such terms for any such issue. Under the Restated Certificate of Incorporation, the Company is authorized to issue up to 500,000,000 shares of common stock and 15,000,000 shares of preferred stock. As of December 31, 2004 and 2003, respectively, there were warrants outstanding to purchase 1,653,585 shares of common stock at an exercise price of $9.65 per share.
      In September 2003, the Company issued and sold 6.6 million shares of common stock in a public offering at a price of $40.75 per share. The Company sold these shares under a “shelf” registration statement pursuant to which it may issue and sell up to $750 million of its debt and equity securities. Proceeds to the Company from the offering were $260.6 million, net of underwriters’ discounts and offering costs.
      In February 2002, certain of the Company’s stockholders sold 7.4 million shares of common stock in an underwritten public offering. The Company did not receive any of the proceeds from this offering.

Stock Plans
      Under the terms of the Apogent merger agreement, each outstanding option to purchase shares of Apogent common stock became fully vested and was assumed by Fisher. Each option outstanding at the time of the merger was converted into the right to acquire shares of Fisher common stock determined by multiplying (i) the number of shares of Apogent common stock subject to the option immediately prior to the effective date of merger (August 2, 2004) by (ii) .56; rounded down to the nearest whole number. The per share exercise price for the Fisher common stock issuable upon the conversion of the Apogent options was adjusted by dividing the exercise price per share of the Apogent common stock that otherwise could have been purchased under the Apogent stock option by .56; rounded up to the nearest whole cent. On August 2, 2004 Apogent had 11,184,155 options outstanding, which were converted into 6,263,127 options to purchase Fisher shares. As of December 31, 2004 there were 3,533,068 options outstanding from the former Apogent awards.
      Under the Company’s 2003 Equity and Incentive Plan, the Company may grant up to 2,700,000 shares of common stock in the form of incentive stock options, non-qualified stock options, other stock based awards, including, but not limited to, restricted stock units or dividend payments. No more than 15% of the shares reserved for issuance shall be issued as restricted stock, restricted units or similar full share value awards. The aggregate awards granted during any fiscal year to any single individual shall not exceed either 1,100,000 shares subject to options or stock appreciation rights or 400,000 shares subject to other stock-based awards (other than stock appreciation rights). Options granted have a term of five or ten years and generally vest over three years. The exercise price of any option granted may not be less than fair market value of the common stock on the date of the grant. As of December 31, 2004, 41,668 shares are available for grant.
      Under the Company’s 2001 Equity and Incentive Plan (the “2001 Plan”), the Company may grant up to 8,000,000 shares of common stock in the form of incentive stock options, non-qualified stock options, other stock based awards, including but not limited to restricted stock units or dividend payments. No more than

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
3,000,000 shares of common stock may be awarded in respect to options, restricted stock, restricted stock units or other stock-based awards to any individual under the 2001 Plan. Options granted have a term of five or ten years and generally vest over three years. The exercise price of any option may not be granted at less than the fair market value of the common stock on the date of the grant. As of December 31, 2004, 1,484,386 shares are available for grant. During 2004, the Company granted compensatory restricted stock units under the 2001 Plan and at December 31, 2004 had 34,623 restricted stock units outstanding. The restricted stock units vest over a two year period.
      Upon adoption of the 2001 Plan, the Company ceased granting awards under the 1998 Equity and Incentive Plan (the “1998 Plan”). As of December 31, 2004, there were 1,968,151 shares outstanding under the 1998 Plan. Awards under the 1998 Plan were authorized to be made in the form of options (whether incentive or otherwise), stock appreciation rights, restricted stock, dividend equivalents and other stock based awards. Options granted under the 1998 Plan have a term of ten years and generally vest either over a three to five year period in equal installments, or in one installment nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or other factors. The Company also granted options to purchase 758,333 shares of common stock having a ten year term and vesting five to nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or unless “put” to the Company by the executive or “called” by the Company in accordance with the terms of the respective grant agreements. The total “put” and/or “call” rights are limited to $10.0 million plus interest and are recorded in other liabilities.
      A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years then ended is presented in the following table:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(in 000’s)	Price	(in 000’s)	Price	(in 000’s)	Price

Outstanding at beginning of year	11,039	$25.77	7,740	$19.73	7,587	$18.45
Granted	7,725	39.72	4,883	34.49	1,065	28.93
Exercised	(5,075)	26.78	(978)	20.24	(481)	13.18
Canceled/ Expired/ Forfeited	(684)	34.29	(606)	27.93	(431)	27.26

Outstanding at end of year	13,005	$33.22	11,039	$25.77	7,740	$19.73

Exercisable at end of year	9,803	$30.31	5,402	$18.65	4,461	$14.26
Weighted average fair value of options granted		$18.37		$13.96		$13.11

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Price	(in 000’s)	Contractual Life	Price	(in 000’s)	Price

$9.00 - $13.00	1,583	3.1	$9.52	1,583	$9.52
13.01 - 17.00	50	1.5	16.46	50	16.46
17.01 - 21.00	93	4.1	18.16	93	18.16
21.01 - 25.00	1,196	6.2	23.93	1,189	23.94
25.01 - 29.00	2,046	7.4	28.36	815	28.44
29.01 - 33.00	1,449	6.8	30.10	1,398	30.05
33.01 - 37.00	1,310	2.9	35.00	1,243	35.04
37.01 - 41.00	2,497	4.4	39.25	2,104	39.19
41.01 - 45.00	1,174	6.6	44.28	1,049	44.29
45.01 - 49.00	287	7.7	47.87	278	47.91
49.01 - 54.00	204	9.2	53.19	—	—
54.01 - 59.00	981	9.5	56.73	1	57.32
59.01 - 64.00	135	9.6	59.60	—	—

	13,005			9,803

Note 15 —	Other (Income) Expense, Net
      Other (income) expense, net, consists of interest income on cash and cash equivalents and other non-operating income and expense items. Other expense, net, includes the following for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002

Debt refinancing costs	$14.4	$65.9	$4.1
Acquisition-related foreign currency hedges	2.2	15.7	—
Fixed-swap unwind costs	—	—	7.1
Interest income and other	(4.1)	(3.9)	1.1
Gain on sale of investment	(22.7)	—	—

Other (income) expense, net	$(10.2)	$77.7	$12.3

      Debt refinancing costs in 2004 primarily relate to third party costs incurred to refinance the debt assumed in the Apogent merger and the write-off of deferred financing fees and third party costs related to the Fisher credit facility that was refinanced upon consummation of the Apogent merger. Amounts in 2003 primarily relate to call premiums and the write-off of deferred financing fees for the redemption of our previously outstanding 9% senior subordinated notes and 7 1/8% notes.
      In the fourth quarter of 2004 the Company received proceeds of $26 million, and recognized a gain of $22.7 million, from the liquidation of an investment in ProcureNet Inc. (“ProcureNet”). ProcureNet is a former subsidiary that was spun off from Fisher in 1999.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 16 —	Income Taxes
      The domestic and foreign components of income before income taxes are as follows for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002

Domestic	$76.2	$37.0	$88.9
Foreign	116.2	59.1	52.6

Income before income taxes	$192.4	$96.1	$141.5

      The components of the income tax provision are as follows for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002

Current income tax expense:
Federal	$4.9	$11.2	$0.5
State	2.3	2.3	1.8
Foreign	21.8	4.7	6.4

Total current	29.0	18.2	8.7

Deferred income tax expense (benefit):
Federal	6.6	0.7	29.4
State	0.4	0.2	1.3
Foreign	(10.0)	(1.4)	5.4

Total deferred	(3.0)	(0.5)	36.1

Total income tax provision	$26.0	$17.7	$44.8

      A reconciliation of income tax expense at the U.S. statutory rate to the recorded income tax provision is as follows for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002

Taxes computed at statutory rate	$67.3	$33.6	$49.5
Foreign tax rate differential and foreign losses not tax benefited	(20.6)	(17.4)	(7.0)
State income taxes, net of federal benefit	1.6	1.6	2.1
Nondeductible permanent items, net	—	0.7	1.4
Basis difference investment disposed	(6.8)	—	—
Tax audit settled	(10.9)	—	—
Foreign tax credits benefited	(4.1)	—	—
Other	(0.5)	(0.8)	(1.2)

Income tax provision	$26.0	$17.7	$44.8

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary items that gave rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31, 2004 and 2003 (in millions):

	2004	2003

Deferred tax assets:
Postretirement benefit costs other than pension	$20.5	$21.2
Environmental accruals	11.2	11.2
Net operating loss and capital loss carry forwards	147.8	91.4
Accrued employee benefits	22.7	19.9
Charitable loss	5.1	4.7
Reserves and other accruals	40.4	24.7
Inventory reserves	28.9	8.9
Allowance for doubtful accounts	4.7	8.0
Investments	7.4	7.7
Property, plant and equipment	7.2	—
Pension	11.6	—
Other	31.2	18.0
Tax credits	6.1	—

Gross deferred tax assets	344.8	215.7
Less valuation allowance	(72.1)	(42.7)

Total deferred tax assets	272.7	173.0

Deferred tax liabilities:
Goodwill and other intangibles	609.7	41.7
Property, plant and equipment	59.8	21.9
Pension	33.1	18.3
Inventory	5.0	—
Other	22.7	16.7

Total deferred tax liabilities	730.3	98.6

Net deferred tax assets	$—	$74.4

Net deferred tax liabilities	$457.6	$—

      At December 31, 2004, the net deferred tax liability is classified on the balance sheet as $162.4 million of current deferred tax assets, $10.4 million of long-term deferred tax assets, $1.8 million of current deferred tax liabilities and $628.6 million of long-term deferred tax liabilities. At December 31, 2003, the net deferred tax asset is classified on the balance sheet as $92.1 million of current deferred tax assets and $17.7 million of long-term deferred tax liabilities. The Apogent acquisition resulted in an increase to current deferred tax assets of $33.4 million, current deferred tax liabilities of $1.2 million and long-term deferred tax liabilities of $569.4 million.
      Deferred tax assets include the benefit of net operating loss carryforwards subject to appropriate valuation allowances. The Company evaluates the tax benefits of net operating loss carryforwards on an ongoing basis taking into consideration such factors as the future reversals of existing taxable temporary differences, projected

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
future operating results, the available carryforward period and other circumstances. At December 31, 2004, the Company had accumulated net operating loss carryforwards for tax purposes expiring as follows (in millions):

	Foreign	State	Federal

2005 - 2014	$17.4	$76.0	$—
2015 - 2024	—	196.5	172.9
No Expiration	147.4	—	—

Total	$164.8	$272.5	$172.9

      At December 31, 2004, the Company had capital loss carry forwards of $40.7 million that expire December 31, 2007. The valuation allowances at December 31, 2004 and 2003 predominantly represent allowances against foreign and state net operating losses and capital loss carryforwards, which are not anticipated to result in future tax benefits. At December 31, 2004, $18.9 million of the valuation allowances may ultimately reduce goodwill if the corresponding losses or credits are utilized.
      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $269.2 million at December 31, 2004. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. No additional provision has been recorded as such earnings are expected to be permanently reinvested.
      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. This deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. The Company expects to be in a position to finalize its assessment by December 31, 2005.
      During the fourth quarter of 2004, the Company finalized its federal audit with the Internal Revenue Service for the taxable years 1999 through 2001. The Company also completed negotiations with certain foreign tax authorities. As a result of these items, a credit of $10.9 million is reflected in the 2004 income tax provision.

Note 17 —	Employee Benefit Plans
      The Company has defined benefit pension plans available to substantially all employees that are either fully paid for by the Company or provide for mandatory employee contributions as a condition of participation. Under the cash balance plan in the United States, a participating employee accumulates a cash balance account, which is credited monthly with an allocation equal to 3.5% of compensation and interest. The Company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2004 and 2003, the Company made voluntary contributions of approximately $40 million and $50 million, respectively, to its U.S. and international plans.
      The Company also maintains a supplemental nonqualified executive retirement program for certain of its executives. The benefit obligation related to this program is included in the tables below and is approximately $49 million and $25 million at December 31, 2004 and 2003, respectively. Assets of approximately $34 million are set aside in a rabbi trust established for this program and are included in other assets on the balance sheet.
      The Company, generally at its own discretion, provides a postretirement healthcare program that is administered by the Company to employees who elect to and are eligible to participate. The Company funds a portion of the costs of this program on a self-insured and insured-premium basis.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The changes in benefit obligations and plan assets under the defined benefit pension plans and accumulated benefit obligations were as follows at December 31, 2004 and 2003 (in millions):

			Other
			Postretirement
	Pension Benefits		Benefits

Change in benefit obligation	2004	2003	2004	2003

Benefit obligation at beginning of year	$343.6	$293.8	$28.2	$25.1
Business combination	187.9	—	7.0	—
Service costs	18.8	12.6	0.4	0.4
Interest costs	27.8	19.0	1.9	1.6
Plan amendment	12.9	—	—	—
Plan participants’ contribution	1.9	1.0	2.0	1.6
Actuarial loss(a)	24.1	20.9	0.8	0.7
Benefits paid	(18.9)	(17.4)	(3.5)	(2.5)
Currency translation adjustment	13.6	13.7	0.3	1.3

Benefit obligation at end of year	$611.7	$343.6	$37.1	$28.2

	Pension Benefits

Change in plan assets	2004	2003

Fair value of plan assets at beginning of year	$329.2	$249.7
Business combination	112.2	—
Actual return on plan assets	31.6	33.7
Employer contribution	46.7	50.6
Plan participants’ contribution	1.9	1.0
Benefits paid	(18.9)	(17.4)
Currency translation adjustment	11.4	11.6

Fair value of plan assets at end of year	$514.1	$329.2

(a)	Includes a $1.9 million gain in other postretirement benefits to reflect the impact of FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” as discussed in Note 23, “Recent Accounting Pronouncements.”

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The funded status of the Company’s defined benefit pension and postretirement programs was as follows at December 31, 2004 and 2003 (in millions):

			Other
			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Funded status	$(97.6)	$(14.4)	$(36.7)	$(28.1)
Unrecognized net actuarial (gain) loss	110.4	81.8	(19.2)	(22.1)
Unrecognized prior service costs	8.4	(3.5)	(2.5)	(4.7)
Unrecognized net transition obligation	0.5	0.4	—	—

Net amount recognized	$21.7	$64.3	$(58.4)	$(54.9)

Prepaid benefit asset	$93.0	$85.5
Accrued benefit liability	(96.0)	(30.1)
Intangible asset	12.7	1.4
Accumulated other comprehensive income	12.0	7.5

Net amount recognized	$21.7	$64.3

Accumulated benefit obligation	$550.3	$316.2

      The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows (in millions):

	Pension Benefits

	2004	2003

Projected benefit obligation	$367.5	$123.7
Fair value of plan assets	240.9	84.1
      The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets are as follows (in millions):

	Pension Benefits

	2004	2003

Accumulated benefit obligation	$233.3	$38.3
Fair value of plan assets	162.9	12.6
      Weighted-average assumptions used to determine the projected benefit obligations for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Discount rate	5.70%	6.00%	6.75%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%
      Weighted-average assumptions used to determine the net benefit cost (income) for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Discount rate	6.00%	6.75%	6.75%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	7.60%	8.25%	8.75%

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      The net periodic pension benefits cost (income) and postretirement healthcare benefit includes the following components for the years ended December 31, 2004, 2003 and 2002 (in millions):

				Other
	Pension Benefits			Postretirement Benefits

	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost (income)
Service cost	$18.8	$12.6	$10.9	$0.4	$0.4	$0.4
Interest cost	27.8	19.0	17.7	1.9	1.6	1.6
Expected return on plan assets	(33.3)	(25.1)	(24.0)	—	—	—
Amortization of unrecognized net (gain) loss	0.3	0.4	0.3	(1.9)	(2.3)	(2.1)
Amortization of unrecognized prior service benefit	1.0	(0.5)	(0.5)	(2.2)	(1.5)	(2.2)
Amortization of unrecognized net transition asset	(0.1)	(0.1)	(0.1)	—	—	—
Recognized net actuarial loss	0.8	0.7	0.1	—	—	0.1
Settlement/curtailment (gain) loss	1.2	1.3	(0.1)	—	—	—

Net periodic benefit cost (income)	$16.5	$8.3	$4.3	$(1.8)	$(1.8)	$(2.2)

      Contributions, consisting of primarily voluntary contributions, for 2005 are estimated at between $20 million and $30 million.
      Future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits

Year end December 31,
2005	$24.7	$2.6
2006	26.3	2.6
2007	28.0	2.6
2008	31.0	2.6
2009	31.7	2.6
2010 - 2014	191.2	12.5
      In 1993, the Company amended certain of its existing postretirement healthcare programs creating an unrecognized prior service benefit. The unrecognized prior service benefit is being amortized over approximately 13 years.
      The Company’s investment policy for its pension plans is to balance risk and return through a diversified portfolio of U.S. equities, non-U.S. equities, fixed income securities and private equity investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company’s weighted-average asset allocations at October 31, 2004 and 2003 are as follows:

Asset Category	2004	2003

Equity securities	47%	41%
Debt securities	48%	57%
Real estate and other	5%	2%

Total	100%	100%

      The weighted-average asset allocations presented above are consistent with the Company’s asset allocation targets.
      A 14.0% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 2005, which gradually decreases to an ultimate rate of 6.0% in 2012. A change in the assumed healthcare cost trend rate by 1 percentage point effective January 2004 would change the accumulated postretirement benefit obligation as of December 31, 2004 by approximately $1.4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost (income) for the year ended December 31, 2004 by approximately $0.1 million.
      The Company also maintains a defined contribution savings and profit sharing plan (the “Plan”). The Company also assumed a defined contribution plan from the Apogent merger. Eligible employees are allowed to participate in the Plan immediately upon employment. Participants may elect to contribute between 1 percent and 15 percent of their annual compensation, as defined in the Plan. The Company is obligated to contribute an amount equal to 25 percent of each employee’s basic contribution, as defined, and may, at the discretion of the Company, contribute additional amounts. For the years ended December 31, 2004, 2003 and 2002, the Company’s contributions to the Plan were $10.7 million, $6.5 million, and $4.4 million, respectively.

Note 18 —	Change in Accounting Principle
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
Note 19 — Restructuring Charges
      During 2004, the Company implemented restructuring plans (collectively the “2004 Restructuring Plan”) focused on the integration of certain international operations and the streamlining of domestic operations. These plans include the consolidation of office, warehouse, and manufacturing facilities. As a result of these actions, the Company recorded a restructuring charge of $7.8 million. The scientific products and services, healthcare products and services and laboratory workstations segments accounted for $6.4 million, $1.2 million and $0.2 million, respectively, of this charge.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      These charges include $6.0 million for estimated employee separation costs and $1.8 million of other exit costs. The $6.0 million for employee separation costs relates to termination and other severance costs associated with 414 salaried and hourly employees. The other exit costs primarily represent legal and contract termination costs. At December 31, 2004, the Company had $4.8 million in accruals related to the ongoing 2004 Restructuring Plan included in the balance sheet. $3.3 million in restructuring accruals as of December 31, 2004 related to employee separation costs with the remainder pertaining to other exit activities. These costs are expected to be paid during 2005.
      During 2002, the Company recorded net restructuring credits of $2.2 million for the reversal of certain costs accrued in the Company’s 2001 Restructuring Plan. $2.0 million of the restructuring credits are primarily related to a reduction in estimated severance costs due to certain employees electing to voluntarily separate from the Company. The scientific products and services and healthcare products and services segments accounted for $2.1 million and $0.1 million of the restructuring credit, respectively.
      As of December 31, 2004 and 2003, $1.3 million and $2.2 million, respectively, in accruals related to ongoing lease commitments are included on the balance sheet related to the 2001 Restructuring Plan.
Note 20 — Segment and Geographic Financial Information
      The Company reports financial results on the basis of three reportable segments: scientific products and services, healthcare products and services, and laboratory workstations. The Company’s segments are organized by customer markets. Segment financial performance is evaluated based upon operating income excluding items that the Company considers to be nonrecurring to the Company’s operations.
      Selected business segment financial information for the years ended December 31, 2004, 2003 and 2002 is presented below (in millions):

	Sales			Income from Operations

	2004	2003	2002	2004	2003	2002

Scientific products and services	$3,454.7	$2,501.0	$2,258.0	$375.5	$230.0	$206.2
Healthcare products and services	1,067.4	877.2	806.7	98.3	35.7	25.2
Laboratory workstations	176.1	206.1	193.9	2.8	11.1	11.7
Eliminations	(35.5)	(19.9)	(20.2)	(0.3)	(0.1)	(0.2)

Segment sub-total	4,662.7	3,564.4	3,238.4	476.3	276.7	242.9
Other charges:
Inventory step-up	—	—	—	82.9	18.1	—
Restructuring charges (credits)	—	—	—	7.8	—	(2.2)
Goodwill impairment	—	—	—	64.9	—	—
Other charges	—	—	—	33.7	—	—

Total	$4,662.7	$3,564.4	$3,238.4	$287.0	$258.6	$245.1

      Income from operations is revenue less related direct and allocated expenses.
      In 2004, the Company recorded charges of $82.9 million to step-up the fair value of inventory from the Apogent, Oxoid, Dharmacon and Perbio acquisitions, $25.0 million of integration costs, $7.8 million of restructuring charges, $6.0 million of a charitable contribution, $64.9 million of impairment charges for goodwill and $2.7 million of impairment charges for other long-lived assets. In 2003, the Company recorded a charge of $18.1 million related to the step-up of Perbio’s inventory to its acquired fair value. In 2002, the Company recorded a restructuring credit of $2.2 million.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Total assets, capital expenditures and depreciation and amortization by segment for the years ended December 31, 2004, 2003 and 2002 are as follows (in millions):

							Depreciation and
	Assets			Capital Expenditures			Amortization

	2004	2003	2002	2004	2003	2002	2004	2003	2002

Scientific products and services	$5,917.4	$2,387.8	$1,336.0	$70.1	$63.1	$32.3	$111.7	$67.2	$57.6
Healthcare products and services	2,113.1	365.3	411.5	12.4	11.6	6.8	27.4	11.6	12.3
Laboratory workstations	59.7	106.3	123.9	10.9	5.5	4.8	4.2	4.0	5.0

Total	$8,090.2	$2,859.4	$1,871.4	$93.4	$80.2	$43.9	$143.3	$82.8	$74.9

      Sales outside the United States were approximately 25%, 20% and 18% of total sales in 2004, 2003 and 2002, respectively. No single foreign country or customer accounted for more than 10% of sales during any of the three years ended December 31, 2004.
      Long lived assets and revenue by geographic area for the years ended December 31, 2004, 2003 and 2002 is as follows (in millions):

	Long-Lived Assets

	2004	2003

Long-lived assets by geographic area:
Domestic	$5,065.6	$1,273.9
International	1,127.5	414.9

Total	$6,193.1	$1,688.8

	Revenue

	2004	2003	2002

Revenue by geographic area:
Domestic	$3,621.9	$2,917.4	$2,689.5
International	1,166.6	696.3	584.6
Eliminations	(125.8)	(49.3)	(35.7)

Total	$4,662.7	$3,564.4	$3,238.4

      Sales are attributable to the geographic region based upon the location of the entity generating the sale.

Note 21 —	Related Parties
      The Company is a party to a rental and service agreement with Latona Associates Inc. (which is controlled by a stockholder of the Company) under which the Company provides office space and certain building administrative services. The Company received $250,000 under the agreement for each of the three years ended December 31, 2004, 2003 and 2002. The Company made contributions of $7.0 million (including $6.0 million in the fourth quarter of 2004), $0.8 million and $1.7 million to the Winthrop Foundation (the “Foundation”) in 2004, 2003 and 2002, respectively. The Foundation is a charitable private foundation that makes charitable contributions on behalf of the Company and its employees and has common board members with the Company. The Company is not obligated to make future contributions to the Foundation.
      In 2003, the Company recorded a charge of $1.5 million to terminate the management agreement between the Company and Thomas H. Lee Company (“THL”), pursuant to which THL and certain of its affiliates provided consulting and management advisory services. This agreement was originally set to expire in

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
2004 and would have resulted in fees totaling $1.8 million being paid to THL for the period from the termination date through the end of the original term of the agreement. THL is no longer affiliated with the company.
Note 22 — Subsequent Events
      On March 7, 2005, the Company signed a definitive agreement to sell Atos Medical AB, a manufacturer of ear, nose and throat medical devices with 2004 sales totaling $35 million in exchange for $110 million in cash. The agreement is subject to customary closing procedures. Atos Medical AB is included in the healthcare products and services segment.
Note 23 — Recent Accounting Pronouncements
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
      The Emerging Issues Task Force (“EITF”) reached a tentative consensus at its July meeting on the draft abstract for EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). EITF 04-8 would require contingently convertible debt to be included in diluted earnings per share computations, if dilutive, regardless of whether a conversion event has occurred. The effective date of this issue is for reporting periods ending on or after December 15, 2004. In accordance with the guidance, prior periods earnings per share amounts presented for comparative purposes have been restated to conform to this consensus.
      In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” (the “Act”) (“FSP 106-2”). FSP 106-2 supercedes the accounting and disclosure requirements of FSP 106-1 issued in December 2003. FSP 106-2 requires presently enacted changes in relevant laws to be considered in current period measurements of net periodic postretirement benefit cost and the accumulated projected benefit obligation (the “APBO”). The Company has completed its evaluation of the impact of FSP 106-2’s initial recognition, measurement and disclosure provisions on its plans, and has recorded an approximately $1.8 million decrease to its APBO as of December 31, 2004.
      In November 2004, the EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on determining other-than-temporary impairments and its application to marketable equity and debt securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as investments accounted for under the cost method of accounting. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in EITF 03-1 pending finalization of the draft FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1.” The disclosure requirements of EITF 03-1 remain in effect. The Company adopted the disclosure requirements of EITF 03-1 as of December 31, 2004. The adoption of the recognition and measurement provisions of EITF 03-1 when finalized are not expected to have a material impact on the Company’s results of operations, financial position or cash flows.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” (“SFAS No. 151”) SFAS No. 151 amends Accounts Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the consolidated statement of operations. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 or retroactive restatement to earlier periods to reflect the impact of expensing share-based payments under SFAS 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The Company is currently assessing the impact that FAS 123R will have on the results of operations.
Note 24 — Unaudited Quarterly Financial Information
      The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol FSH. The following is a summary of quarterly financial information for 2004 and 2003 including the high and low closing sales prices of the stock as reported by the NYSE for each of the quarterly periods listed (in millions, except per share data):

	2004

	First	Second	Third	Fourth	Year

Sales	$1,011.0	$1,057.6	$1,263.0	$1,331.1	$4,662.7
Gross Profit(a)	275.8	307.9	362.9	430.5	1,377.1
Net Income (loss)(b)(f)	$34.6	$44.7	$36.1	$51.0	$166.4
Net Income (loss) per common share:
Basic(e)(f)	$0.54	$0.70	$0.36	$0.43	$1.93
Diluted(e)(f)	$0.51	$0.64	$0.34	$0.41	$1.80
Market price:
High	$56.20	$60.10	$59.61	$62.60	$62.60
Low	$39.76	$54.15	$53.26	$53.49	$39.76

	2003

	First	Second	Third	Fourth	Year

Sales	$833.4	$864.5	$890.0	$976.5	$3,564.4
Gross Profit(c)	218.5	227.8	239.0	254.2	939.5
Net Income (loss)(d)	$(0.9)	$33.0	$27.7	$18.6	$78.4
Net Income (loss) per common share:
Basic	$(0.02)	$0.60	$0.50	$0.30	$1.38
Diluted	$(0.02)	$0.57	$0.47	$0.28	$1.29
Market price:
High	$32.30	$35.47	$40.83	$42.24	$42.24
Low	$27.70	$26.19	$35.04	$38.48	$26.19

(a)	During 2004, the Company recorded charges totaling $90.4 million consisting of $82.9 million to step-up the fair value of inventory from the Apogent, Oxoid, Dharmacon, and Perbio acquisitions, $5.6 million of integration costs, and $1.9 million of impairment charges for fixed assets.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(b)	During 2004, the Company recorded charges totaling $100.3 million, net of tax, consisting of the items noted in (a) above as well as $7.8 million of restructuring charges, a $6.0 million charitable contribution, $65.7 million impairment charge for long-lived assets $16.6 million of refinancing charges, $22.7 million gain on sale of investment, and $10.9 million tax provision credit related to finalizing certain domestic and foreign tax audits and negotiations.

(c)	During 2003, the Company recorded a charge of $18.1 million related to the step-up of Perbio’s inventory to its acquired fair value.

(d)	During 2003, the Company recorded charges totaling $81.6 million, consisting of $15.7 million for options to hedge the foreign currency exposure related to the acquisition of Perbio and $65.9 million in call premiums and the write-off of financing fees associated with the retirement of debt.

(e)	The Company has adopted the provisions of EITF Issue No. 04-8 (EITF 04-8), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” in calculating quarterly diluted earnings per common share for 2004.

(f)	Reflects adjustments as disclosed in Form 10-Q/A for the quarter ended September 30, 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the design and operation of the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
      The Apogent merger was completed on August 2, 2004. As of September 30, 2004, and as disclosed in Note 3 of the financial statements in its original Form 10-Q for the period ended on such date, the Company completed an initial allocation of the purchase price using estimated values and management judgments. In completing its final purchase price allocation subsequent to the filing of its Form 10-Q for the period ended September 30, 2004, the Company identified errors in certain aspects of the initial purchase price accounting requiring the restatement of its financial statements for the three and nine months ended September 30, 2004. The correction of these errors reflect non-cash adjustments to the value recorded for certain Apogent debt securities, for Fisher stock issued in the Apogent merger, tax benefits related to the exercise of stock options assumed in the merger and the deferred tax liability for indefinite-lived intangible assets acquired.
      In connection with the above, management subsequently remediated certain control procedures around the selection and application of accounting guidance related to purchase accounting. The errors in question resulted in the adjustments discussed above and resulted in the restated financial statements for the three and nine months ended September 30, 2004.
      The Company has taken a series of steps designed to remediate the control procedures that resulted in the errors described in its Form 10-Q/A. In connection therewith, prior to December 31, 2004, the Company created additional accounting and finance positions and hired or appointed experienced individuals to those positions and modified its procedures regarding the appropriate selection and application of accounting principles. The Company created the positions of Chief Accounting Officer and Vice President of Finance Integrations, among other positions that report to the Chief Accounting Officer and Vice President of Finance Integrations, in the process of remediating its existing internal control over financial reporting. Both of these positions were fully transitioned prior to the end of the fourth quarter.
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 86.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fisher Scientific International Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Fisher Scientific International Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
New York, New York
March 15, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information appearing in Fisher’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 6, 2005 (the “Proxy Statement”) under the caption “Nomination and Election of Directors” is incorporated herein by reference.
      Compliance with Section 16(a) of the Exchange Act. The information appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
      Code of Conduct. The information set forth under the caption “Board of Directors, Committee Meetings and Executive Sessions” in the Proxy Statement for its Annual Meeting of Shareholders is incorporated herein by reference.

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
      The information appearing in the Proxy Statement under the caption “Audit Fees” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a) (1) Financial Statements. See Index to Financial Statements at Item 8 herein.

(2) Schedules. Financial statement schedules are listed under Item 15(d) in this Annual Report.

(3) Exhibits. Exhibits 10.1 through 10.61 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

Exhibit
Nunber	Description

3.01	Amended and Restated Certificate of Incorporation of the registrant, as amended. Incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.
3.02	Certificate of Designation of Non-Voting Stock of the registrant. Incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K filed on March 31, 1999.
3.03	Certificate of Designation of Series B Non-Voting Common Stock. Incorporated by reference to Exhibit 3.4 to the registrant’s Annual Report on Form 10-K filed on March 31, 1999.
3.04	Bylaws of the registrant. Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-44400) filed on August 24, 2000.
3.05	Certificate of Correction to the Restated Certificate of Incorporation of Fisher Scientific International Inc. Incorporated by reference to Exhibit 3.6 to the registrant’s Annual Report on Form 10-K filed on March 28, 2002.
3.06	Certificate of Amendment of Restated Certificate of Incorporation of Fisher Scientific International Inc. Included in an exhibit to the Company’s Registration Statement on Form S-3 (Registration no. 333-108448), dated September 3, 2003, and incorporated herein by reference.
4.01	Form of Senior Indenture. Included in an exhibit to the Company’s Registration Statement on Form S-3 (Registration no. 333-108448), dated September 3, 2003, and incorporated herein by reference.
4.02	Form of Subordinated Indenture. Included in an exhibit to the Company’s Registration Statement on Form S-3 (Registration no. 333-108448), dated September 3, 2003, and incorporated herein by reference.
4.03	Form of Junior Subordinated Indenture. Included in an exhibit to the Company’s Registration Statement on Form S-3 (Registration no. 333-108448), dated September 3, 2003, and incorporated herein by reference.
4.04	Specimen Certificate of Common Stock, $.01 par value per share, of the Company incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K filed on March 28, 2002.
4.05	Certificate of Designation of Non-Voting Stock (see Exhibit 3.02).
4.06	Certificate of Designation of Series B Non-Voting Common Stock (see Exhibit 3.03).
4.07	Senior Debt Securities Indenture dated as of December 18, 1995 between the Company and Mellon Bank, N.A., as Trustee. Included as an exhibit to the Company’s Registration Statement on Form S-3 (Registration no. 333-99884) filed with the Securities and Exchange Commission on November 30, 1995 and incorporated herein by reference.
4.08	Indenture dated as of April 24, 2002 between the Company and J.P. Morgan Trust Company, National Association, as Trustee, relating to the 8 1/8 percent Senior Subordinated Notes due 2012. Incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-88362) filed on May 15, 2002.
4.09	Supplemental Indenture No. 1 dated as of March 7, 2003 between the Company and J.P. Morgan Trust Company, National Association. Incorporated by reference to Exhibit 4.7 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on April 7, 2003.
4.10	Form of 8 1/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.08).

Exhibit
Nunber	Description

4.11	Indenture, dated as of July 7, 2003, by and between the Company and J.P. Morgan Trust Company, National Association, as Trustee. Incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-4 (Registration no. 333-104361) filed on July 10, 2003.
4.12	Registration Rights Agreement, dated as of July 7, 2003, between the Company and Goldman, Sachs & Co. Incorporated by reference to Exhibit 4.12 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on July 10, 2003.
4.13	Indenture, dated as of August 20, 2003, between the Company and J.P. Morgan Trust Company, National Association, as Trustee relating to the 8% Senior Subordinated Notes due 2013. Included in an exhibit to the Company’s Registration Statement on Form S-3 (Registration no. 333-108448), dated September 3, 2003, and incorporated herein by reference.
4.14	Registration Rights Agreement, dated as of August 20, 2003, between the Company and J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Lazard Frères & Co. LLC. Incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-3 (Registration No. 333-108448) filed on September 3, 2003.
4.15	Indenture, dated as of August 3, 2004, among Apogent Technologies Inc., the Company and The Bank of New York as Trustee, relating to Apogent Technologies Inc.’s Floating Rate Convertible Senior Debentures due 2033. Incorporated by reference to Exhibit 4.1 to Apogent Technologies Inc.’s Form 10-Q filed on August 9, 2004.
4.16	Indenture, dated as of August 3, 2004, between the Company and The Bank of New York as Trustee, relating to the Company’s 6 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-4 (Registration No. 333-120864) filed on November 30, 2004.
4.17	Registration Rights Agreement, dated as of August 3, 2004, among the Company, Banc of America Securities LLC, Goldman Sachs & Co., Deutsche Bank Securities, Credit Suisse First Boston LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lazard Frères & Co. LLC. Incorporated to Exhibit 4.16 to the Company’s Registration Statement on Form S-4 (Registration No. 333-120864) filed on November 30, 2004.
4.18	Supplemental Indenture, dated as of April 12, 2004, between Apogent Technologies Inc. and The Bank of New York as Trustee. Incorporated by reference to Exhibit 4.7 to Apogent Technologies Inc.’s Form 10-Q filed on May 10, 2004.
4.19	Supplemental Indenture, dated as of July 27, 2004, between Apogent Technologies Inc. and The Bank of New York as Trustee. Incorporated by reference to Exhibit 4.5 to Apogent Technologies Inc.’s Form 10-Q filed on August 9, 2004.
4.20	Form of 8% Senior Subordinated Note due 2013 (included in Exhibit 4.16).
4.21	Form of Global Security (Senior Debt) (included in Exhibit 4.01).
4.22	Form of Global Security (Subordinated Debt) (included in Exhibit 4.02).
4.23	Form of Global Security (Junior Subordinated Debt) (included in Exhibit 4.03).
4.24	Form of Global Security (Senior Subordinated Debt) (included in Exhibit 4.16)
10.01	Amended and Restated Employment Agreement, dated as of December 31, 2003, between the Company and Paul M. Montrone. Incorporated by reference to Exhibit 10.01 to the Company’s Registration Statement on Form S-3 (Registration no. 333-110038) filed on January 6, 2004.
10.02	Amended and Restated Employment Agreement, dated as of December 31, 2003, between the Company and Paul M. Meister. Incorporated by reference to Exhibit 10.02 to the Company’s Registration Statement on Form S-3 (Registration no. 333-110038) filed on January 6, 2004.

Exhibit
Nunber	Description

10.03	Employment Agreement, dated as of March 31, 1998, between the Company and David T. Della Penta. Included as an exhibit to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on August 14, 1998 and incorporated herein by reference.
10.04	Amendment to Employment Agreement, dated as of December 31, 2003, between the Company and David T. Della Penta. Incorporated by reference to Exhibit 10.03 to the Company’s Registration Statement on Form S-3 (Registration no. 333-110038) filed on January 6, 2004.
10.05	Fisher Scientific International Inc. Incentive Compensation Plan, as amended and restated effective as of January 1, 2002. Included as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 24, 2003 and incorporated herein by reference.
10.06	Fisher Scientific International Inc. Deferred Compensation Plan for Non-Employee Directors. Included as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 24, 1993 and incorporated herein by reference.
10.07	Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. Included as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 24, 1993 and incorporated herein by reference.
10.08	Fisher Scientific International Inc. 1998 Equity and Incentive Plan. Included as an exhibit to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-42777) filed with the Securities and Exchange Commission on February 2, 1998 and incorporated herein by reference.
10.09	Fisher Scientific International Inc. 2003 Equity and Incentive Plan, effective as of May 2, 2003. Included as Annex II to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 10, 2003 and incorporated herein by reference.
10.10	Fisher Scientific International Inc. 2001 Equity and Incentive Plan, effective as of May 16, 2001. Included as Annex I to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 12, 2001 and incorporated herein by reference.
10.11	Fisher Scientific International Inc. Long-Term Incentive Plan, effective January 1, 1990. Included as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 24, 1993 and incorporated herein by reference.
10.12	Form of Fisher Scientific International Inc. Non-Qualified Stock Option Award Agreement (Management Options — Fisher Scientific International Inc. 2001 Equity and Incentive Plan). Included as an exhibit to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2004 and incorporated herein by reference.
10.13	Form of Fisher Scientific International Inc. Non-Qualified Stock Option Award Agreement (Management Options — Fisher Scientific International Inc. 2003 Equity and Incentive Plan). Included as an exhibit to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2004 and incorporated herein by reference.
10.14	Credit Agreement, dated as of August 2, 2004, among the Company, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Banc of America Securities LLC, Deutsche Bank Securities Inc. and Credit Suisse First Boston, acting through its Cayman Islands Branch or one of its affiliates, ABN Amro Bank, N.V. and Merrill Lynch Capital Corporation, as Co-Syndication and Co-Documentation Agents. Incorporated by reference to the Company’s Form 10-Q filed on August 9, 2004.

Exhibit
Nunber		Description

10.15	*	First Amendment to Credit Agreement, dated as of December 29, 2004, among the Company, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Banc of America Securities LLC, Deutsche Bank Securities Inc. and Credit Suisse First Boston, acting through its Cayman Islands Branch or one of its affiliates, ABN Amro Bank, N.V. and Merrill Lynch Capital Corporation, as Co-Syndication and Co-Documentation Agents.
10.16		Amended and Restated Credit Agreement, dated as of September 10, 2003, among the Company, Fisher Scientific Company L.L.C., The Lenders Party thereto and JPMorgan Chase Bank, as Administrative Agent. Included as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on September 18, 2003, incorporated herein by reference.
10.17		First Amendment to Amended and Restated Credit Agreement, dated December 3, 2003, among the Company, Fisher Scientific Company L.L.C., the lenders party thereto, JP Morgan Chase Bank, as resigning administrative agent, and Deutsche Bank AG, as successor administrative agent. Included as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 3, 2003 and incorporated herein by reference.
10.18		Second Amendment to Amended and Restated Credit Agreement, dated as of February 25, 2004, among the Company, Fisher Scientific Company L.L.C., the financial institutions listed on the signature page thereof, Deutsche Bank AG, New York Branch, as administrative agent, Deutsche Bank Securities Inc., as Joint Lead-Arranger and Credit Suisse First Boston, and Bank of America N.A., as Syndication agents. Included as an exhibit to the Registration Statement on Form S-4 (Registration No. 333-113225) filed with the Securities and Exchange Commission on March 2, 2004 and incorporated herein by reference.
10.19		Guarantee and Collateral Agreement dated as of February 14, 2003, among the Company, Fisher Scientific Company L.L.C., certain other subsidiaries of the Company and JPMorgan Chase Bank, as Collateral Agent. Incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on April 7, 2003.
10.20		Collateral Sharing Agreement, dated as of February 14, 2003, among the Company, Fisher Scientific Company L.L.C., certain other Subsidiaries of the Company party hereto and JPMorgan Chase Bank, as Collateral Agent. Incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on April 7, 2003.
10.21		Receivables Transfer Agreement dated as of February 14, 2003 among FSI Receivables Company LLC, as Transferor, the Company, as Servicer, Blue Ridge Asset Funding Corporation, Wachovia Bank, National Association, Liberty Street Funding Corp., The Bank of Nova Scotia, and Wachovia Bank, National Association, as Administrative Agent. Included as an exhibit to the Company’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on April 7, 2003.
10.22		First Amendment to Receivables Transfer Agreement, dated as of February 12, 2004, among FSI Receivables Company LLC, as Transferor, the Company, as Servicer, Blue Ridge Asset Funding Corporation, Liberty Street Funding Corp., Wachovia Bank, National Association, The Bank of Nova Scotia, and Wachovia Bank, National Association, as Administrative Agent. Included as an exhibit to the Registration Statement on Form S-4 (Registration No. 333-113225) filed with the Securities and Exchange Commission on March 2, 2004 and incorporated herein by reference.
10.23	*	Amended and Restated Receivables Transfer Agreement, dated as of February 4, 2005 among FSI Receivables Company LLC, as Transferor, Fisher Scientific International Inc., as Servicer, Liberty Street Funding Corp., The Bank of Nova Scotia, Atlantic Asset Securitization Corp., Calyon New York Branch and The Bank of Nova Scotia, as Administrative Agent.
10.24		Amended and Restated Receivables Purchase Agreement dated as of February 14, 2003 among Cole-Parmer Instrument Company, Fisher Clinical Services Inc., Fisher Hamilton L.L.C, and Fisher Scientific Company L.L.C., as Originators, the Company, as Originator Agent and FSI Receivables Company LLC, as Buyer. Incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on April 7, 2003.

Exhibit
Nunber		Description

10.25	*	First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of February 4, 2005 among Cole-Palmer Instrument Company, Fisher Clinical Services Inc., Fisher Hamilton L.L.C. and Fisher Scientific Company L.L.C. as Originators, Fisher Scientific International Inc., as Originator Agent and FSI Receivables Company LLC, as Buyer.
10.26		Lease Agreement, dated as of December 21, 1988, between Corporate Property Associates 7 and Corporate Property Associates 8, as landlord, and Barnstead Thermolyne Corporation, as tenant. Incorporated by reference to Exhibit 10(cc) to Sybron Corporation’s Registration Statement on Form S-1 (Registration no. 22-24640).
10.27		First Amendment to Lease Agreement, dated as of December 11, 2000, by and among Corporate Property Associates — 7 and Corporate Property Associates 8, L.P. and Barnstead Thermolyne Corporation. Incorporated by reference to Exhibit 10.23 to Apogent Technologies Inc.’s Form 10-K filed on December 19, 2000.
10.28		Lease Agreement, dated as of December 21, 1988, between Corporate Property Associates 7 and Corporate Property Associates 8, as landlord, and Erie Scientific Company, as tenant. Incorporated by reference to Exhibit 10(ee) to Sybron Corporation’s Registration Statement on Form S-1 (Registration no. 22-24640).
10.29		First Amendment to Lease Agreement, dated as of December 11, 2000, by and among Corporate Property Associates — 7 and Corporate Property Associates 8, L.P. and Erie Scientific Company. Incorporated by reference to Exhibit 10.25 to Apogent Technologies Inc.’s Form 10-K filed on December 19, 2000.
10.30		Lease Agreement, dated as of December 21, 1988, between Corporate Property Associates 7 and Corporate Property Associates 8, as landlord, and Nalge Nunc International Corporation, as tenant. Incorporated by reference to Exhibit 10(ff) to Sybron Corporation’s Registration Statement on Form S-1 (Registration no. 22-24640).
10.31		First Amendment to Lease Agreement, dated as of December 11, 2000, by and among Corporate Property Associates — 7 and Corporate Property Associates 8, L.P. and Nalge Nunc Corporation. Incorporated by reference to Exhibit 10.27 to Apogent Technologies Inc.’s Form 10-K filed on December 19, 2000.
10.32		Amended and Restated Guaranty and Suretyship Agreement, dated as of December 11, 2000 between Apogent Technologies Inc. and Corporate Property Associates 7 and Corporate Property Associates 8. Incorporated by reference to Exhibit 10.28 to Apogent Technologies Inc.’s Form 10-K filed December 19, 2000.
10.33		Sybron Acquisition Company 1990 Stock Option Plan. Included as Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-118239) and incorporated herein by reference.
10.34		Sybron Corporation 1993 Long-Term Incentive Plan, as amended and restated through January 30, 1998. Included as Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-118239) and incorporated herein by reference.
10.35		Sybron International Corporation Amended and Restated 1994 Outside Directors’ Stock Option Plan. Included as Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-118239) and incorporated herein by reference.
10.36		Sybron International Corporation 1999 Outside Directors’ Stock Option Plan. Included as Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-118239) and incorporated herein by reference.
10.37		Apogent Technologies Inc. 2001 Equity Incentive Plan. Included as Exhibit 99.5 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-118239) and incorporated herein by reference.
10.38	*	Amended and restated Fisher Scientific International Inc. Retirement Plan.
10.39	*	First amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan.
10.40	*	Second amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan.

Exhibit
Nunber		Description

10.41	*	Third amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan.
10.42	*	Fourth amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan.
10.43	*	Fifth amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan.
10.44	*	Sixth amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan.
10.45	*	Seventh amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan.
10.46	*	Eighth amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan.
10.47	*	Ninth amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan.
10.48	*	Amended and Restated Fisher Scientific International Inc. Savings and Profit Sharing Plan.
10.49	*	First amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan.
10.50	*	Second amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan.
10.51	*	Third amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan.
10.52	*	Fourth amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan.
10.53	*	Fifth amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan.
10.54	*	Sixth amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan.
10.55	*	Seventh amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan.
10.56	*	Eighth amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan.
10.57	*	Ninth amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan.
10.58	*	Tenth amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan.
10.59	*	Eleventh amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan.
10.60	*	Fisher Scientific International Inc. Executive Retirement and Savings Program, originally effective August 1, 1992, as restated effective June 23, 1997.
10.61	*	First amendment to the Fisher Scientific International Inc. Executive Retirement and Savings Program.
12.01	*	Statement re computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges.
21.01	*	List of Subsidiaries of the registrant.
23.01	*	Consent of Deloitte & Touche LLP.
31.01	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Nunber		Description

31.02	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
      (b) Exhibits. The exhibits in item 15(a)(3) above that are marked with an asterisk are filed with this annual report.
      (c) Financial Statement Schedule.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISHER SCIENTIFIC INTERNATIONAL INC.

By:	/s/ Kevin P. Clark

Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Paul M. Montrone Paul M. Montrone	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Paul M. Meister Paul M. Meister	Director

/s/ Frank H. Jellinek, Jr. Frank H. Jellinek, Jr.	Director

/s/ Kevin P. Clark Kevin P. Clark	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael D. Dingman Michael D. Dingman	Director

/s/ Christopher L. Doerr Christopher L. Doerr	Director

/s/ Simon B. Rich Simon B. Rich	Director

/s/ Charles A. Sanders Charles A. Sanders	Director

/s/ Scott M. Sperling Scott M. Sperling	Director

/s/ W. Clayton Stephens W. Clayton Stephens	Director

/s/ Richard W. Vieser Richard W. Vieser	Director

SCHEDULE II
Valuation and Qualifying Accounts and Reserves
for the Three Years Ended December 31, 2004 (in millions):

	Balance at	Charged to	Charged to		Deduction	Balance
	Beginning	Costs and	Other		and	at End
	of Period	Expenses	Accounts		Write-offs	of Period

Allowance for doubtful accounts and sales returns December 31, 2002	$34.8	$5.6	—		$(4.8)	$35.6
December 31, 2003	$35.6	$4.9	$0.6		$(4.5)	$36.6
December 31, 2004	$36.6	$3.2	$(9.7	)(a)	$(3.0)	$27.1

(a)	Amount represents a balance sheet reclassification.