Form 10-Q
period 2005-03-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2005-05-10
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 01-10920

Fisher Scientific International Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-0451017 (I.R.S. Employer Identification No.)

Liberty Lane, Hampton New Hampshire (Address of principal executive offices)	03842 (Zip Code)
Registrant’s telephone number, including area code:
(603) 926-5911

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑     No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes ☑     No ☐
      The number of shares of Common Stock outstanding at May 3, 2005 was 120,117,112.

FISHER SCIENTIFIC INTERNATIONAL INC.
FORM 10-Q
For the Quarter Ended March 31, 2005

FISHER SCIENTIFIC INTERNATIONAL INC.
PART 1 — FINANCIAL INFORMATION

Item 1 —	Financial Statements
INTRODUCTION TO THE FINANCIAL STATEMENTS
      The financial statements included herein have been prepared by Fisher Scientific International Inc. (“Fisher,” the “Company,” “we,” “us,” or “our”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 balance sheet is the balance sheet included in the audited financial statements as shown in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
      The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

FISHER SCIENTIFIC INTERNATIONAL INC.
STATEMENT OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Sales	$1,351.2	$1,003.1
Cost of sales	901.8	732.5
Selling, general and administrative expense	305.3	204.0
Restructuring expense	8.3	—

Operating income	135.8	66.6
Interest expense	30.6	22.0
Other income, net	(1.0)	(0.6)

Income before income taxes	106.2	45.2
Income tax provision	30.1	12.4

Income from continuing operations	76.1	32.8
Income from discontinued operations, net of tax of $0.2 and $0.0, respectively	0.9	1.8

Net income	$77.0	$34.6

Basic net income per common share:
Income from continuing operations	$0.63	$0.51
Income from discontinued operations	0.01	0.03

Net income	$0.64	$0.54

Diluted net income per common share:
Income from continuing operations	$0.60	$0.48
Income from discontinued operations	0.01	0.03

Net income	$0.61	$0.51

Weighted average common shares outstanding:
Basic	119.6	63.6

Diluted	126.0	68.4

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
BALANCE SHEET
(In millions, except share data)

	March 31,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$237.3	$162.5
Accounts receivable, net	697.3	632.8
Inventories	600.2	622.4
Assets held for sale	95.7	94.6
Other current assets	269.0	264.5

Total current assets	1,899.5	1,776.8
Property, plant and equipment	767.8	785.4
Goodwill	3,736.8	3,756.9
Intangible assets	1,550.5	1,565.0
Other assets	205.3	206.1

Total assets	$8,159.9	$8,090.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$57.7	$39.4
Accounts payable	468.6	468.4
Liabilities held for sale	8.6	8.3
Accrued and other current liabilities	436.1	453.7

Total current liabilities	971.0	969.8
Long-term debt	2,285.5	2,309.2
Other liabilities	943.1	941.2

Total liabilities	4,199.6	4,220.2

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 120,204,220 and 118,928,952 shares issued; 119,949,245 and 118,673,977 shares outstanding at March 31, 2005 and December 31, 2004, respectively)	1.1	1.1
Capital in excess of par value	4,053.0	4,006.1
Accumulated deficit	(183.1)	(260.1)
Accumulated other comprehensive income	93.3	126.9
Treasury stock, at cost (254,975 shares at March 31, 2005 and December 31, 2004)	(4.0)	(4.0)

Total stockholders’ equity	3,960.3	3,870.0

Total liabilities and stockholders’ equity	$8,159.9	$8,090.2

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Cash flows from operating activities:
Net income	$77.0	$34.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	47.8	24.1
Deferred income taxes	17.1	3.6
Other noncash expenses	0.6	—
Restructuring expense	6.3	—
Changes in working capital
Accounts receivable, net	(69.7)	(15.4)
Inventories	17.5	12.4
Accounts payable	2.5	12.5
Other assets	(9.8)	(2.0)
Other liabilities	(18.1)	(3.8)

Cash provided by operating activities	71.2	66.0

Cash flows from investing activities:
Acquisitions, net of cash acquired	(6.7)	(331.2)
Capital expenditures	(28.0)	(13.1)
Proceeds from sale of property, plant and equipment	5.7	—
Other investments	(1.0)	(4.1)

Cash used in investing activities	(30.0)	(348.4)

Cash flows from financing activities:
Proceeds from stock options exercised	42.2	18.2
Long-term debt proceeds	—	330.3
Payments of long-term debt	(4.1)	(80.2)
Changes in short-term debt, net	(0.9)	(4.0)
Deferred financing costs	(0.4)	(8.8)

Cash provided by financing activities	36.8	255.5

Effect of exchange rate changes on cash and cash equivalents	(3.2)	(0.5)

Net change in cash and cash equivalents	74.8	(27.4)
Cash and cash equivalents — beginning of period	162.5	83.8

Cash and cash equivalents — end of period	$237.3	$56.4

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

			Capital in		Shares to		Accumulated	Treasury Stock,
	Common Stock		Excess of	Shares	be		Other	at Cost
			Par	Deposited	Distributed	Accumulated	Comprehensive
	Shares	Amount	Value	in Trust	from Trust	Deficit	Income	Shares	Amount	Total

Balance at January 1, 2005	118,928,952	$1.1	$4,006.1	$(24.0)	$24.0	$(260.1)	$126.9	254,975	$(4.0)	$3,870.0
Net income	—	—	—	—	—	77.0	—	—	—	77.0
Foreign currency translation adjustment	—	—	—	—	—	—	(35.8)	—	—	(35.8)
Unrealized investment losses	—	—	—	—	—	—	(0.8)	—	—	(0.8)
Unrealized gain on cash flow hedges	—	—	—	—	—	—	3.0	—	—	3.0
Proceeds from stock options	1,275,268	—	42.2	—	—	—	—	—	—	42.2
Tax benefit from stock options	—	—	4.7	—	—	—	—	—	—	4.7
Trust activity	—	—	—	3.8	(3.8)	—	—	—	—	—

Balance at March 31, 2005	120,204,220	$1.1	$4,053.0	$(20.2)	$20.2	$(183.1)	$93.3	254,975	$(4.0)	$3,960.3

See the accompanying notes to financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 —	Formation and Background
      Fisher Scientific International Inc. (“Fisher” or the “Company”) was founded in 1902 and was incorporated as a Delaware Corporation in 1991. The Company’s operations are conducted throughout North and South America, Europe, Asia, Australia, the Middle East and Africa directly or through one or more subsidiaries, joint ventures, agents, or dealers. The Company’s operations are organized into the following three business segments:

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

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
income and net income per common share would have approximated the pro forma amounts indicated below (in millions, except per share amounts):

	Three Months
	Ended
	March 31,

	2005	2004

Net income, as reported	$77.0	$34.6
Stock-based employee compensation included in net income, net of tax	0.5	—
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(4.9)	(7.3)

Net income, pro forma	$72.6	$27.3

Net income per common share
As reported:
Basic	$0.64	$0.54

Diluted	$0.61	$0.51

Pro forma:
Basic	$0.61	$0.43

Diluted	$0.57	$0.40

      The fair value of the Company’s stock options included in the preceding pro forma amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months
	Ended
	March 31,

	2005	2004

Risk free interest rate	3.9%	3.0%
Expected life of option	5 years	5 years
Volatility	36%	41%
Expected dividend yield	0%	0%

Note 3 —	Business Combinations
      On February 25, 2005, the Company acquired Gotesborgs Termometerfabrik AB (“GTF”), a Sweden-based scientific products distributor for approximately $6.0 million in cash. The results of GTF have been included in the scientific products and services segment from the date of acquisition.
      On August 2, 2004, the Company completed an approximately $3.9 billion combination with Apogent Technologies Inc. (“Apogent”) in a tax-free, stock for stock merger, which included the assumption of debt with a fair value of approximately $1.1 billion. Apogent focuses on the design, manufacture, and sale of laboratory and life-science products used in healthcare diagnostics and scientific research. Upon completion of the merger, Apogent became a wholly-owned subsidiary of Fisher. The results of Apogent have been included in the scientific products and services segment and the healthcare products and services segment from the date of acquisition. The allocation of purchase price is substantially complete, with the remaining allocation to be completed primarily related to finalizing the value of liabilities assumed in connection with certain leased facilities as well as the final resolution of tax related matters, including potential tax benefits to be realized from future exercises of options issued in the merger.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following unaudited pro forma financial information presents the results of operations as if the Apogent merger had occurred at the beginning of 2004. The pro forma financial information includes amortization of the acquired intangibles on a straight-line basis and a charge for the step-up of inventory of $49.4 million. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company’s results of operations that would actually have been achieved had the acquisition been completed for the period presented, or that may be achieved in the future (in millions, except per share data):

Three Months Ended
March 31, 2004

Sales	$1,258.7
Net income	$30.5
Net income per common share
Basic	$0.27
Diluted	$0.25
      On April 1, 2004, the Company acquired Dharmacon, Inc. (“Dharmacon”). Dharmacon focuses on RNA technologies, including RNA interference and small interfering RNA, which are tools for life-science research that increase the efficiency of the drug discovery process. The purchase price was approximately $80 million of cash. In connection with this transaction, exercisable options to purchase Dharmacon common stock were converted at fair market value into the right to receive 57,713 shares of Fisher common stock, issued from treasury stock. The results of Dharmacon have been included in the scientific products and services segment from the date of acquisition.
      On March 1, 2004, the Company acquired Oxoid Group Holdings Limited (“Oxoid”). Oxoid is a United Kingdom-based manufacturer of microbiological culture media and other diagnostic products that test for bacterial contamination. The purchase price was approximately $330 million of cash and was funded through the sale of an initial $300 million principal amount of 3.25% convertible senior notes and borrowings under the Company’s accounts receivable securitization facility and revolving credit facilities. The results of Oxoid have been included in the scientific products and services segment from the date of acquisition.

Note 4 —	Inventories
      The following is a summary of inventories by major category (in millions):

	March 31,	December 31,
	2005	2004

Raw materials	$131.2	$136.1
Work in process	62.7	65.2
Finished products	406.3	421.1

Total	$600.2	$622.4

Note 5 —	Accounts Payable
      The Company maintains a zero balance cash management system for its accounts payable. Accordingly, included in accounts payable at March 31, 2005 and December 31, 2004 are approximately $122.6 million and $102.0 million, respectively, of checks that did not clear the bank.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6 —	Debt
      The following is a summary of debt obligations as of March 31, 2005 and December 31, 2004 (in millions)

	2005	2004

Term Facility	$389.5	$393.0
Other debt	59.3	60.8
2.50% Convertible Senior Notes due 2023, convertible at $47.46 per share	300.0	300.0
Floating Rate Convertible Senior Debentures due 2033, convertible at $59.09 per share	344.6	344.6
3.25% Convertible Senior Subordinated Notes due 2024, convertible at $80.40 per share	330.0	330.0
8 1/8% Senior Subordinated Notes due 2012 (includes $5.7 million and $5.9 million of unamortized debt premium at March 31, 2005 and December 31, 2004, respectively)	309.7	309.9
8% Senior Subordinated Notes due 2013 (includes $10.1 million and $10.3 million of unamortized debt premium at March 31, 2005 and December 31, 2004, respectively)	310.1	310.3
6 3/4% Senior Subordinated Notes due 2014	300.0	300.0

Total debt	2,343.2	2,348.6
Less: short-term portion	(57.7)	(39.4)

Total long-term debt	$2,285.5	$2,309.2

      On February 4, 2005, the Company amended its existing $225.0 million receivables securitization facility, extending the facility’s maturity date to February 2008. The effective funded interest rate on the amended receivables securitization is a commercial paper rate plus a usage fee of 60 basis points. The unfunded annual commitment fee is 30 basis points. The full amount of the unutilized capacity of the facility of $216.6 million was available at March 31, 2005.
      As of March 31, 2005, approximately $42.0 million of the revolving credit facility was utilized for letters of credit outstanding. There were no other borrowings outstanding under the revolving credit facility as of March 31, 2005.

Note 7 —	Equity
      On March 15, 2005, the Board of Directors authorized a $300 million share repurchase program that expires on March 15, 2007. The program authorizes management, at its discretion, to repurchase shares from time to time on the open market or in privately negotiated transactions subject to market conditions and other factors. As of March 31, 2005, no shares have been repurchased under this program.
      Comprehensive income is net income, plus certain other items that are recorded directly to stockholders’ equity. Comprehensive income was $43.4 million and $22.8 million for the three months ended March 31, 2005 and 2004, respectively. Foreign currency translation adjustments and unrealized gains and losses on short-term investments and cash-flow hedges are applied to net income to calculate the Company’s comprehensive income, with the predominant component being foreign currency translation adjustments.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 8 — Divestiture
      On March 8, 2005, the Company entered into a definitive agreement to sell all of the capital stock of Atos Medical AB (Atos), a manufacturer of ear, nose and throat medical devices, for $110.0 million in cash. The sale was completed on April 5, 2005. Atos was acquired in August 2003 in connection with the Company’s acquisition of Perbio Science AB and the results of Atos previously have been included in our healthcare products and services segment. Atos generated revenue of $10.4 million and $7.9 million and income before income taxes of approximately $1.1 million and $1.8 million for the three months ended March 31, 2005 and 2004, respectively.
      The following table presents balance sheet information pertaining to Atos, which are classified as assets and liabilities held for sale (in millions):

	March 31,	December 31,
	2005	2004

Accounts receivable, net	$4.7	$3.8
Inventories	3.9	3.3
Other current assets	1.8	1.7
Property, plant, and equipment	3.1	3.2
Goodwill	75.8	75.8
Intangible assets	6.4	6.8

Total assets	$95.7	$94.6

Accounts payable	1.9	1.8
Accrued and other current liabilities	4.6	4.4
Other liabilities	2.1	2.1

Total liabilities	$8.6	$8.3

Note 9 —	Employee Benefit Plans
      The Company has defined benefit pension plans available to substantially all employees that are either fully paid for by the Company or provide for mandatory employee contributions as a condition of participation. The Company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. No contributions to the pension plans were required during the three months ended March 31, 2005 and 2004.
      The net periodic pension benefit cost and postretirement healthcare benefit income includes the following components for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended March 31,

			Other
			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Components of net periodic benefit (income) cost
Service cost	$5.9	$3.7	$0.1	$0.1
Interest cost	8.4	5.4	0.5	0.4
Expected return on plan assets	(9.8)	(7.2)	—	—
Amortization of unrecognized prior service benefit	0.3	0.3	(0.4)	(0.6)
Recognized net actuarial (gain) loss	1.2	0.3	(0.4)	(0.4)
Settlement/curtailment (gain) loss	0.4	0.4	—	—

Net periodic benefit (income) cost	$6.4	$2.9	$(0.2)	$(0.5)

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10 —	Earnings Per Share
      Basic net income per common share is computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during the period. Except where the result would be antidilutive, diluted net income per share is computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding, including potential common shares from the exercise of stock options and warrants and conversion of convertible securities, using the treasury stock method. At March 31, 2005, the Company had $975 million of convertible notes outstanding. Through March 31, 2005, upon conversion, the Company had the right to deliver, in lieu of common stock, cash or a combination of cash and common stock to settle the principal amount of the notes. These notes are included in the diluted EPS calculation under the “treasury stock method” when the average price of the Company’s stock for the period is greater than the conversion price. The Company applies the treasury stock method as it is the Company’s intention to settle the principal portion of the notes in cash upon conversion. Subsequent to March 31, 2005, the Company terminated its right to deliver shares of its common stock to settle the principal portion of the notes upon conversion. See Note 14 — Subsequent Events. The conversion prices of the convertible notes are $47.46, $59.09 and $80.40 for the 2.50% convertible senior notes, the floating rate convertible senior debentures and the 3.25% convertible senior subordinated notes, respectively. Under the treasury stock method, only the shares required to settle the conversion premium are included in the weighted average shares outstanding.
      The following table sets forth basic and diluted earnings per share computational data for the three months ended March 31, 2005 and 2004 (in millions, except share data):

	Three Months
	Ended
	March 31,

	2005	2004

Weighted average common shares outstanding used in computing basic net income per common share	119.6	63.6
Dilutive securities:
Stock options(a)	4.8	4.6
Convertible notes	1.6	0.2

Weighted average common shares outstanding used in computing diluted net income per common share	126.0	68.4

Basic net income per common share	$0.64	$0.54

Diluted net income per common share	$0.61	$0.51

(a)	The weighted average amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three months ended March 31, 2005 and 2004 was 1.6 million and 0.4 million, respectively.
      The Company has adopted the provisions of EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). EITF 04-8 requires contingently convertible debt to be included in diluted earnings per share computations, if dilutive, regardless of whether a conversion event has occurred. In accordance with the guidance, prior periods earnings per share amounts presented for comparative purposes have been restated to conform to the provisions of EITF 04-8.
Note 11 — Restructuring Activities
      During 2004, the Company implemented restructuring plans focused on the integration of certain international operations and the streamlining of domestic operations. These plans include the consolidation of office, warehouse, and manufacturing facilities.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the recorded accruals and related activity related to the restructuring plans (in millions):

	Balance as of			Balance as of
	December 31,	2005	2005	March 31,
	2004	Charges	Payments	2005

Termination benefits	$3.3	$7.9	$2.6	$8.6
Other charges	1.5	0.4	1.1	0.8

Total restructuring accrual	$4.8	$8.3	$3.7	$9.4

      Charges incurred in 2005 relate primarily to termination benefits, including charges for severance, benefits, and outplacement services.

Note 12 —	Segment Information
      The Company reports financial results on the basis of three reportable segments: scientific products and services, healthcare products and services and laboratory workstations. The Company’s segments are organized by customer markets. Segment financial performance is evaluated based upon operating income excluding items that the Company considers nonrecurring to its operations.
      Selected segment financial information for the three months ended March 31, 2005 and 2004 is presented below (in millions):

			Operating
	Sales		Income
	Three Months		Three Months
	Ended		Ending
	March 31,		March 31

	2005	2004	2005	2004

Scientific products and services	$983.8	$742.0	$129.4	$66.6
Healthcare products and services	336.7	227.5	43.0	10.4
Laboratory workstations	46.3	38.4	0.2	(0.2)
Eliminations	(15.6)	(4.8)	—	—

Segment sub-total	1,351.2	1,003.1	172.6	76.8
Other charges:
Restructuring expense	—	—	(8.3)	—
Acquisition and integration costs	—	—	(11.4)	—
Inventory step-up	—	—	(17.1)	(10.2)

Total	$1,351.2	$1,003.1	$135.8	$66.6

      The Company recorded charges of $17.1 million and $10.2 million for the three months ended March 31, 2005 and 2004, respectively, for the step-up of inventory to the acquired fair value related to the Company’s acquisitions of Apogent, Perbio, and Oxoid. For the three months ended March 31, 2005 the Company also recorded charges of $8.3 million for restructuring costs, and $11.4 million for acquisition and integration costs.

Note 13 —	Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends Accounts Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position and cash flows.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the consolidated statement of operations. SFAS 123R will be effective as of the beginning of the first fiscal year beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 123R will have on the results of operations, financial position and cash flows.
      In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 introduces a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company expects to complete its assessment of the impact of SFAS 109-2 by December 31, 2005.
Note 14 — Subsequent Events
      On April 14, 2005, the Company commenced a cash tender offer for all $304 million aggregate principal amount outstanding of its 8 1/8% Senior Subordinated Notes due 2012. The tender offer has a final expiration date of May 11, 2005. On April 29, 2005, the Company accepted for purchase $289.7 million of the 8 1/8% Senior Subordinated Notes due 2012 which had been tendered as of April 27, 2005. The Company used available cash and proceeds from the sales of accounts receivable under its receivables securitization facility to fund the cash tender offer. A concurrent consent solicitation amended the indenture governing any notes that remained outstanding to eliminate restrictive covenants in that indenture.
      On May 9, 2005, the Company terminated its right to deliver shares of its common stock upon conversion of notes by holders of the 3.25% Convertible Senior Subordinated Notes due 2024, the 2.50% Convertible Senior Notes due 2023 and the Floating Rate Convertible Senior Debentures due 2033, in each case, in respect of the principal amount of the notes converted. As a result, the Company will be required to deliver cash to holders upon conversion, except to the extent that the conversion obligation exceeds the principal amount of notes converted, in which case the Company will have the option to satisfy the excess (and only the excess) in cash and/or shares of common stock. On the same date, the Company also terminated its right to deliver shares of its common stock to satisfy put obligations in respect of the 3.25% Convertible Senior Subordinated Notes due 2024 and the 2.50% Convertible Senior Notes due 2023. As a result, the Company will be required to deliver cash to holders of such notes upon exercise of their put right.
      On May 9, 2005, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to allow the Company to issue, in one or more offerings, up to $1.0 billion aggregate amount of equity or debt securities. This shelf registration statement replaces the Company’s previous shelf registration statement that had a remaining capacity of approximately $150 million of securities. The Company will not be able to issue any securities under this registration statement until it has been declared effective by the Securities and Exchange Commission.

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-Q may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to be correct. Certain factors that might cause such a difference include those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Factors Regarding Forward-Looking Statements” contained in our Form 10-K for the year ended December 31, 2004. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in the report might not occur.
Results of Operations

Sales
      The following table presents sales and sales growth by reportable segment for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended March 31,

	2005		2004

		Sales		Sales
	Sales	Growth	Sales	Growth

Scientific products and services	$983.8	32.6%	$742.0	29.7%
Healthcare products and services	336.7	48.0%	227.5	5.3%
Laboratory workstations	46.3	20.6%	38.4	(23.0)%
Eliminations	(15.6)		(4.8)

Total	$1,351.2	34.7%	$1,003.1	20.4%

      Consolidated. Sales growth of 34.7% for the three months ended March 31, 2005 was driven by acquisitions completed in 2004 that accounted for approximately 30 points of sales growth. Sales were also favorably impacted by foreign exchange translation of $14.0 million representing approximately 1 point of sales growth. Our organic sales growth rate of approximately 3% for the three months ended March 31, 2005 was driven by growth in all three segments, as more fully described below.
      Scientific Products and Services. Sales growth of 32.6% for the three months ended March 31, 2005 was driven by acquisitions completed in 2004 that accounted for approximately 29 points of growth. Sales were also favorably impacted by foreign exchange translation of $13.2 million representing 2 points of growth. Organic sales growth of approximately 2% was primarily due to strong sales from biotech, pharmaceutical and industrial customers. The growth rate was negatively affected by a decrease in sales for safety-related products to the U.S. government. We expect our organic growth rate for the remaining quarters in 2005 to increase throughout the year due to continued strength in demand from biotech, academic, industrial and pharma customers, increased demand for safety-related products and increased sales in our international markets.
      Healthcare Products and Services. Sales growth of 48.0% for the three months ended March 31, 2005 was largely due to the impact of the Apogent acquisition, which accounted for approximately 43 points of the growth rate. Our organic growth rate of 5% was due to strong customer demand, partially due to a strong flu season.
      Laboratory Workstations. Sales growth of 20.6% for the three months ended March 31, 2005 was primarily due to an increase in market demand for large projects. Laboratory workstations is a project-based business, which operates from a backlog, a majority of which may be shipped in less than one year. Backlog at

March 31, 2005 of $136 million remained steady compared to $134 million at December 31, 2004 and represents an increase of 19% over backlog at March 31, 2004, which was $114 million.

Operating Income
      The following table presents operating income and operating income as a percentage of sales by segment for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended March 31,

			Operating
			Income as
			a Percentage
	Operating Income		of Sales

	2005	2004	2005	2004

Scientific products and services	$129.4	$66.6	13.2%	9.0%
Healthcare products and services	43.0	10.4	12.8%	4.6%
Laboratory workstations	0.2	(0.2)	0.4%	(0.5)%
Eliminations	—	—

Segment subtotal	172.6	76.8	12.8%	7.7%
Other charges:
Restructuring expense	(8.3)	—
Acquisition and integration costs	(11.4)	—
Inventory step-up	(17.1)	(10.2)

Total	$135.8	$66.6	10.1%	6.6%

      Consolidated. Operating income for the three months ended March 31, 2005 of $135.8 million represents an increase of 104% from the comparable period in 2004. As a percentage of sales, operating income increased to 10.1% of sales for the three months ended March 31, 2005 from 6.6% of sales for the comparable period in 2004. The improvement in operating margins in 2005 is primarily attributable to the Oxoid and Apogent transactions, as well as an increase in organic margins, partially offset by an increase in other charges. Other charges for the three months ended March 31, 2005 were $36.8 million compared to $10.2 million of such charges for the comparable period in 2004. Other charges for the three months ended March 31, 2005 were comprised of $17.1 million of inventory step-up included in cost of sales for 2004 acquisitions, $8.3 million of restructuring expense primarily for the consolidation of manufacturing and distribution facilities and $11.4 million of acquisition and integration costs of which $3.2 million is included in cost of sales and $8.2 million is included in selling, general and administrative expense. Other charges for the three months ended March 31, 2004 were comprised of inventory step-up for acquisitions.
      Scientific Products and Services. Operating income and operating margins were $129.4 million and 13.2%, respectively, for the three months ended March 31, 2005 as compared to $66.6 million and 9.0% for the three months ended March 31, 2004. The improvement in operating margins was primarily due to the effect of the Oxoid and Apogent transactions during 2004. These acquisitions contributed to an increase in gross margin as a percentage of sales with a partially offsetting increase in selling, general and administrative expenses as a percentage of sales. Organic operating margins also showed improvement during the three months ended March 31, 2005 primarily due to fixed cost leverage.
      Healthcare Products and Services. Operating income and operating margins were $43.0 million and 12.8% for the three months ended March 31, 2005 as compared to $10.4 million and 4.6% for the three months ended March 31, 2004. The improvement in operating margins was primarily due to the impact of the Apogent acquisition during 2004. Apogent contributed to an increase in gross margin as a percentage of sales with a partially offsetting increase in selling, general and administrative expenses as a percentage of sales. Organic operating margins improved significantly during the three months ended March 31, 2005 primarily as a result of our ongoing focus on margin improvement initiatives at the expense of revenue growth, as well as fixed cost leverage.
      Laboratory Workstations. Operating income and operating margins were $0.2 million and 0.4%, respectively, for the three months ended March 31, 2005 as compared to an operating loss of $0.2 million and a negative operating margin of 0.5% for the three months ended March 31, 2004. The increase in operating margins was primarily a result of an overall increase in revenue during for the three months ended March 31, 2005 offset by an increase in raw material prices.
Interest Expense
      Interest expense for the three months ended March 31, 2005 was $30.6 million, an increase of $8.6 million from the comparable period in 2004. The increase in interest expense is attributable to an overall increase in our total debt balance primarily associated with the assumption and refinancing of debt upon the merger with Apogent and the issuance of $330 million of 3.25% convertible debt in March 2004 to fund the acquisition of Oxoid.
Income Tax Provision
      Our effective tax rate for the three months ended March 31, 2005 and 2004 was 28.3% and 27.4%, respectively. The increase in the effective tax rate for the three months ended March 31, 2005 was due to the merger with Apogent.
     Liquidity and Capital Resources
      Cash generated from operating activities was $71.2 million for the three months ended March 31, 2005 as compared to $66.0 million for the comparable period in 2004. The increase in cash from operations was primarily from an increase in net income as adjusted for items such as depreciation and amortization, deferred income taxes and restructuring. Accounts receivable used $69.7 million of cash for the three months ended March 31, 2005 compared to a use of $15.4 million for the comparable period in 2004. This change in cash used by accounts receivable is primarily due to the timing of collections in the first quarter of 2005. The decrease in inventories was primarily the result of the rollout through cost of goods sold of the fair value step-up of inventory from acquired companies of $17.1 million and $10.2 million for the three months ended March 31, 2005 and 2004, respectively. Accrued and other liabilities used cash of $18.1 million for the three months ended March 31, 2005 as compared to a use of cash of $3.8 million for the comparable period in 2004. The increased use of cash was primarily attributable to the timing of interest payments associated with additional debt incurred during 2004.
      During the three months ended March 31, 2005, we used $30.0 million of cash for investing activities compared with $348.4 million for the comparable period in 2004. During the three months ended March 31, 2004, cash used in investing activities included the acquisition of Oxoid. Cash used in investing activities for the three months ended March 31, 2005 is primarily attributable to capital expenditures related to investments in the Company’s bioscience business, facility expansion related to the integration of manufacturing facilities and the transfer of production to lower-cost facilities.
      During the three months ended March 31, 2005, financing activities generated $36.8 million of cash compared with generating $255.5 million of cash for the comparable period in 2004. During the three months ended March 31, 2004, we issued $330 million of convertible notes to fund the acquisition of Oxoid. During the period ended March 31, 2005, cash generated was primarily the result of the exercise of stock options, partially offset by debt repayment.
      On March 15, 2005, the Board of Directors authorized a share repurchase program of up to $300 million of the Company’s common stock. The program authorizes management, at its discretion, to repurchase shares from time to time on the open market or in privately negotiated transactions subject to market conditions and other factors. The authorization for share repurchases extends through March 15, 2007. We believe that the share repurchase program provides additional capital structure flexibility and that we have adequate financial resources to fund these share repurchases given current cash levels and future expectations for cash flow. As of March 31, 2005, no shares have been repurchased under this program.
      The following table summarizes maturities for our significant financial obligations as of March 31, 2005 (in millions):

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt, including short-term debt(a)	$2,305.0	$40.8	$54.0	$179.6	$2,030.6
Capital lease obligations	22.4	16.9	3.2	2.3	—
Operating leases	227.1	43.9	69.4	47.0	66.8
Purchase obligations(b)	2.1	1.8	0.3	—	—
Other long-term liabilities reflected on the balance sheet(c)	1.2	0.3	0.7	0.2	—

Total Contractual Obligations	$2,557.8	$103.7	$127.6	$229.1	$2,097.4

(a)	Amounts represent the expected cash payments for our debt and do not include any unamortized discounts or premiums and deferred issuance costs.

(b)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty.

(c)	Includes only long-term liabilities where both the timing and amount of payment streams are known.
      In addition to the contractual obligations noted above, the Company has outstanding standby letters of credit totaling $42.0 million, of which $38.0 million expires over the next year.
      We expect to satisfy our short-term funding requirements from operating cash flow, together with cash and cash equivalents on hand or available borrowings through our Credit Facility. A change in demand for the Company’s goods and services, while unlikely, would reduce operating cash flow available to fund our operations. If such a decrease in demand were significant and free operating cash flow were reduced significantly, we could utilize the Receivables Securitization facility (see “Item 8 — Financial Statements and Supplementary Data — Note 4 Accounts Receivable” in the Company’s Form 10-K for the year ended December 31, 2004) to the extent that we have qualified receivables to sell through the facility. We believe that these funding sources are sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. We may seek to raise additional funds from public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisition of businesses or products. There can be no assurance that additional funds will be available at all or that, if available, will be obtained at terms favorable to us. Additional financing could also be dilutive.
Critical Accounting Policies/ Estimates
      The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to revenue recognition, environmental liabilities, purchase accounting, goodwill impairment, pension plans, convertible debt impact on earnings per share, and stock-based compensation. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Form 10-K for the year ended December 31, 2004 for a discussion of the Company’s critical accounting policies.
Recent Accounting Pronouncements
      For information on recent accounting pronouncements, refer to “Item 1 — Financial Statements — Note 13 — Recent Accounting Pronouncements,” which is incorporated herein by reference.

Item 3 —	Quantitative and Qualitative Disclosures About Market Risk
      In the normal course of business, we use derivative financial instruments, including foreign currency forward exchange contracts and options, commodity swaps and options and interest rate swaps to manage market risks The objective in managing our exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flow associated with these changes. The objective in managing our exposure to changes in commodities prices is to reduce our volatility on earnings and cash flow associated with these changes. The objective in managing our exposure to changes in interest rates is to limit the impact of these changes on earnings and cash flow and to lower our overall borrowing costs. We do not hold derivatives for trading purposes.
      We measure our market risk related to our holdings of financial instruments based on changes in foreign currency rates, commodities prices and interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change in these market rates. We used quarter-end market rates on our financial instruments to perform the sensitivity analysis. We do not include items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits in the analysis.
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

Interest Rate Risk Management
      Our primary interest rate exposures result from floating rate borrowings and investment activities utilized to maintain liquidity and fund business operations. Our interest rate risk is mitigated through the use of interest rate swaps. The potential loss in fair values is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a three-month period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would not have had a material impact on our fair values, cash flows or earnings for the three months ended March 31, 2005 or 2004.

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

      Our primary currency rate exposures relate to our intercompany debt, trade payables and receivables, foreign cash and foreign currency forward and option contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a three-month period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in the currency exchange rates would not have had a material impact on our fair values, cash flows or earnings for the three months ended March 31, 2005 or 2004.

Commodity Risk Management
      Our primary commodity exposures relate to our use of diesel fuel for transportation, natural gas for manufacturing and heating purposes and the procurement of raw material components. We believe our primary raw material exposures currently are petroleum-based resins and steel used in our manufacturing operations. We enter into swap and option contracts with durations generally 12 months or less to hedge our exposure to diesel fuel and natural gas. We do not hedge our exposure to raw materials prices.
      A hypothetical 10% change in our primary commodities would not have had a material impact on our fair values for the three months ended March 31, 2005 or 2004 or on our earnings or cash flows for the three months ended March 31, 2004. However, due to an increased raw material exposure from the merger with Apogent, a 10% change in market rates of petroleum-based resins or steel could have had a material impact on our earnings and cash flows for the three months ended March 31, 2005.

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

PART II — OTHER INFORMATION

Item 5 —	Other Information
      On May 6, 2005 the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, stockholders approved the Fisher Scientific International Inc. 2005 Equity and Incentive Plan (the “2005 Plan”). The 2005 Plan is incorporated by reference into this filing from the Company’s definitive proxy statement that was filed with the SEC on April 4, 2005. Christopher L. Doerr, a director of the Company, declined to stand for re-election at the Annual Meeting. Accordingly, Mr. Doerr ceased to be a director of the Company effective May 6, 2005.

Item 6 —	Exhibits
      (a) Exhibits

Exhibit 10.01:	Share Sale and Purchase Agreement Between Perbio Science International Netherlands B.V. and Cidron Group AB.

Exhibit 10.02:	Fisher Scientific International Inc. 2005 Equity and Incentive Plan, effective as of May 6, 2005. Included as Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 4, 2005 and incorporated herein by reference.

Exhibit 10.03:	Second Amendment to the Fisher Scientific International Inc. Executive Retirement and Savings Program.

Exhibit 10.04:	First Amendment to the Fisher Scientific International Inc. Retirement Plan for non-employee directors.

Exhibit 31.01:	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02:	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fisher Scientific International Inc.

/s/ Kevin P. Clark

Kevin P. Clark
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 10, 2005