Form 10-Q
period 2005-06-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2005-08-04
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
(603) 926-5911

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑     No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes ☑     No ☐
      The number of shares of Common Stock outstanding at August 2, 2005 was 121,920,407.

FISHER SCIENTIFIC INTERNATIONAL INC.
FORM 10-Q
For the Quarter Ended June 30, 2005
INDEX

			Page No.

Part I	—	FINANCIAL INFORMATION:
Item 1	—	Financial Statements:
		Consolidated Statement of Operations — Three and Six Months Ended June 30, 2005 and 2004	2
		Consolidated Balance Sheet — June 30, 2005 and December 31, 2004	3
		Consolidated Statement of Cash Flows — Six Months Ended June 30, 2005 and 2004	4
		Consolidated Statement of Changes in Stockholders’ Equity — Six Months Ended June 30, 2005	5
		Notes to Consolidated Financial Statements	6
Item 2	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	—	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4	—	Controls and Procedures	26
Part II	—	OTHER INFORMATION:
Item 4	—	Submission of Matters to Security Holders	27
Item 5	—	Other Information	27
Item 6	—	Exhibits	28
SIGNATURE			29
EX-3.01 Restated Certificate of Incorporation
Ex-10.01 Form of Indemnification Agreement
Ex-10.02 Amendment to Montrone Employment Agreement
Ex-10.03 Amendment to Meister Employment Agreement
Ex-10.04 Second Amendment to Della Penta Employment Agreement
Ex-10.05 Amendment to Roellig Employment Agreement
Ex-10.06 Employment Agreement with Kevin P. Clark
EX-31.01 Certification pursuant to Section 302 of CEO
EX-31.02 Certification pursuant to Section 302 of CFO
EX-32.01 Section 906 Certification of CEO
EX-32.02 Section 906 Certification of CFO

PART I — FINANCIAL INFORMATION

Item 1 —	Financial Statements
FISHER SCIENTIFIC INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net sales	$1,391.3	$1,048.6	$2,742.5	$2,051.7
Cost of sales	911.0	746.3	1,812.8	1,478.8
Selling, general and administrative expenses	307.7	218.3	613.0	422.3
Restructuring expense	5.0	—	13.3	—

Operating income	167.6	84.0	303.4	150.6
Interest expense	27.6	23.0	58.2	45.0
Other expense, net	28.7	0.9	27.7	0.3

Income from continuing operations before income taxes	111.3	60.1	217.5	105.3
Income tax provision	25.9	16.6	56.0	29.0

Income from continuing operations	85.4	43.5	161.5	76.3
Income from discontinued operations, including gain on disposal of $16.7, net of tax	16.0	1.2	16.9	3.0

Net income	$101.4	$44.7	$178.4	$79.3

Earnings per share:
Basic net income per common share:
Income from continuing operations	$0.71	$0.68	$1.34	$1.19
Income from discontinued operations	0.13	0.02	0.14	0.05

Net income	$0.84	$0.70	$1.48	$1.24

Diluted net income per common share:
Income from continuing operations	$0.67	$0.62	$1.28	$1.11
Income from discontinued operations	0.13	0.02	0.13	0.04

Net income	$0.80	$0.64	$1.41	$1.15

Weighted average common stock outstanding:
Basic	121.0	64.2	120.3	63.9

Diluted	127.0	69.9	126.5	69.2

See accompanying notes to the consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(In millions, except per share data)

	June 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155.2	$162.5
Accounts receivable, net	691.5	632.8
Inventories	612.7	622.4
Other current assets	285.1	264.5
Assets held for sale	—	94.2

Total current assets	1,744.5	1,776.4
Property, plant and equipment, net	758.6	785.4
Goodwill	3,694.9	3,756.9
Intangible assets, net	1,529.0	1,565.4
Other assets	192.6	206.1

Total assets	$7,919.6	$8,090.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$37.6	$39.4
Accounts payable	479.7	468.5
Accrued and other current liabilities	415.1	452.9
Liabilities held for sale	—	8.9

Total current liabilities	932.4	969.7
Long-term debt	1,984.1	2,309.2
Other long-term liabilities	936.8	941.3

Total liabilities	3,853.3	4,220.2

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 122,024,047 and 118,928,952 shares issued; 121,769,072 and 118,673,977 shares outstanding at June 30, 2005 and December 31, 2004, respectively)	1.1	1.1
Capital in excess of par value	4,122.7	4,006.1
Accumulated deficit	(81.7)	(260.1)
Accumulated other comprehensive income	28.2	126.9
Treasury stock, at cost (254,975 shares at June 30, 2005 and December 31, 2004)	(4.0)	(4.0)

Total stockholders’ equity	4,066.3	3,870.0

Total liabilities and stockholders’ equity	$7,919.6	$8,090.2

See accompanying notes to the consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

Cash flows from operating activities:
Net income	$178.4	$79.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93.6	51.3
Amortization of debt discount and write off of debt premium	(6.0)	—
Redemption premiums and deferred financing fees	37.3	—
Deferred income taxes	27.6	9.5
Gain on sale of business and investments	(25.5)	—
Loss on sale of property and impairment of property, plant and equipment	7.1	0.6
Restructuring	1.1	—
Changes in working capital
Accounts receivable, net	(74.9)	(22.2)
Inventories	(5.6)	6.4
Other current assets	(5.1)	(4.9)
Accounts payable	18.1	29.3
Accrued and other current liabilities	(24.9)	(5.5)
Other assets and liabilities	(3.1)	(6.9)

Cash provided by operating activities	218.1	136.9

Cash flows from investing activities:
Acquisitions, net of cash acquired	(5.8)	(418.3)
Capital expenditures	(72.4)	(30.9)
Proceeds from sale of a business	109.5	—
Proceeds from sale of property, plant and equipment	8.6	—
Other	(1.0)	(2.4)

Cash provided by (used in) investing activities	38.9	(451.6)

Cash flows from financing activities:
Proceeds from stock options exercised	98.6	27.2
Long-term debt proceeds	—	330.3
Repayments of long-term debt	(314.7)	(80.4)
Change in short-term debt, net	(5.0)	(4.2)
Debt redemption premium and other costs	(32.6)	—
Deferred financing costs	(0.4)	(8.8)
Proceeds from accounts receivable securitization, net	—	20.6

Cash provided by (used in) financing activities	(254.1)	284.7

Effect of exchange rate changes on cash and cash equivalents	(10.2)	(1.3)

Decrease in cash and cash equivalents	(7.3)	(31.3)
Cash and cash equivalents — beginning of period	162.5	83.8

Cash and cash equivalents — end of period	$155.2	$52.5

See accompanying notes to the consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

			Capital in		Shares to		Accumulated	Treasury Stock,
	Common Stock		Excess of	Shares	be		Other	at Cost
			Par	Deposited	Distributed	Accumulated	Comprehensive
	Shares	Amount	Value	in Trust	from Trust	Deficit	Income	Shares	Amount	Total

Balance at January 1, 2005	118,928,952	$1.1	$4,006.1	$(24.0)	$24.0	$(260.1)	$126.9	254,975	$(4.0)	$3,870.0
Net income	—	—	—	—	—	178.4	—	—	—	178.4
Foreign currency translation adjustment	—	—	—	—	—	—	(98.9)	—	—	(98.9)
Unrealized investment losses, net of tax	—	—	—	—	—	—	(0.5)	—	—	(0.5)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	—	0.7	—	—	0.7
Proceeds from stock options	3,095,095	—	97.8	—	—	—	—	—	—	97.8
Tax benefit from stock options	—	—	18.1	—	—	—	—	—	—	18.1
Compensation expense	—	—	0.7	—	—	—	—	—	—	0.7
Trust activity	—	—	—	5.6	(5.6)	—	—	—	—	—

Balance at June 30, 2005	122,024,047	$1.1	$4,122.7	$(18.4)	$18.4	$(81.7)	$28.2	254,975	$(4.0)	$4,066.3

See accompanying notes to the consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 —	Nature of Operations
      Fisher Scientific International Inc. (“Fisher”, the “Company” or “we”) was founded in 1902 and was incorporated as a Delaware corporation in 1991. The Company’s operations are conducted throughout North and South America, Europe, Asia, Australia, the Middle East and Africa directly or through one or more subsidiaries, joint ventures, agents, or dealers. The Company’s operations are organized into the following three reportable business segments:

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

2. Healthcare products and services segment manufactures and distributes a wide array of diagnostic kits and reagents, equipment, instruments, medical devices and other consumable products to hospitals, group-purchasing organizations, clinical laboratories, reference laboratories, physicians’ offices and original equipment manufacturers located primarily in the United States. This segment also provides outsourced manufacturing services for diagnostic reagents, calibrators and controls to the healthcare and pharmaceutical industries.

3. Laboratory workstations segment manufactures and sells laboratory workstations and fume hoods and provides lab-design services for pharmaceutical and biotechnology customers, colleges, universities and secondary schools, hospitals and reference labs.

Note 2 —	Basis of Presentation
      The financial statements included herein have been prepared by Fisher, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading when read in conjunction with the financial statements, footnotes and related disclosures included in the Company’s Current Report on Form 8-K filed on July 12, 2005, reflecting the sale of Atos Medical Holding AB as a discontinued operation (see Note 8).
      The accompanying financial statements present the consolidated financial position, results of operations and cash flows of the Company as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.
      The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management believes that the estimates are reasonable.
      Certain amounts from prior periods have been reclassified to conform to the current presentation.

Note 3 —	Stock-Based Compensation
      The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”, (“APB No. 25”) in accounting for its stock-based compensation plans rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). Per APB No. 25, compensation expense is recognized for stock options to the extent the fair value of the Company’s common stock exceeds the stock option exercise price at the measurement date. The Company has issued stock options with exercise prices at the fair value of the common stock at the date of grant; therefore, no compensation expense has been recorded. Beginning with the first quarter of 2006, the Company will be required to record compensation cost for its employee stock options as result of a revision to SFAS 123 issued in December 2004, as more fully explained in Note 13.
      The Company has elected the disclosure only alternative under SFAS 123, which requires the disclosure of the effect on net income and net income per share as if the Company had accounted for its employee stock options under the fair value recognition method under SFAS 148. Had compensation cost for employee stock options granted under the Company’s employee stock option plan been determined based on fair value at the grant date consistent with SFAS 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated in the table below (in millions, except for the net income per share information):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income, as reported	$101.4	$44.7	$178.4	$79.3
Add: stock-based employee compensation included in net income, net of tax(a)	1.2	—	1.7	—
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(6.9)	(7.2)	(11.8)	(14.5)

Net income, pro forma	$95.7	$37.5	$168.3	$64.8

Net income per common share
As reported:
Basic	$0.84	$0.70	$1.48	$1.24

Diluted	$0.80	$0.64	$1.41	$1.15

Pro forma:
Basic	$0.79	$0.58	$1.40	$1.01

Diluted	$0.75	$0.54	$1.33	$0.94

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Stock-based compensation expense for the three and six month periods ended June 30, 2005 includes approximately $0.7 million of expense associated with the accelerated vesting of approximately 42,000 employee options in connection with the Company’s sale of Atos Medical Holding AB.
      The fair values of the Company’s stock options included in the preceding pro forma amounts were estimated using the Black-Scholes option-pricing model.

Note 4 —	Business Combinations
      On July 31, 2005, the Company completed its acquisition of McKesson BioServices, a business unit of McKesson Corporation, for approximately $60 million in cash. McKesson BioServices manages biological specimens and clinical-trial materials. This business generated approximately $48 million in revenues for its fiscal year ended March 31, 2005. The results of the operations of McKesson Bioservices will be included in the Company’s scientific products and services segment from the date of acquisition.
      On August 2, 2004, the Company completed an approximately $3.9 billion combination with Apogent Technologies Inc. (“Apogent”) in a tax-free, stock for stock merger, which included the assumption of debt with a fair value of approximately $1.1 billion. Apogent focuses on the design, manufacture, and sale of laboratory and life-science products used in healthcare diagnostics and scientific research. Upon completion of the merger, Apogent became a wholly-owned subsidiary of Fisher. The results of Apogent have been included in the scientific products and services segment and the healthcare products and services segment from the date of acquisition. The allocation of purchase price is substantially complete, with the remaining allocation to be completed primarily related to finalizing the value of liabilities assumed in connection with certain leased facilities as well as the final resolution of tax matters, including tax benefits to be realized from the future exercises of options issued in the merger. The final purchase price allocation will be completed in the third quarter of 2005.
      The following unaudited pro forma financial information presents the results of operations as if the Apogent merger had occurred at the beginning of 2004. The pro forma financial information includes amortization of the acquired intangibles on a straight-line basis and a charge for the step-up of inventory of $20.9 million and $70.3 million for the three and six month periods ended June 30, 2004, respectively. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company’s results of operations that would actually have been achieved had the acquisition been completed for the periods presented, or that may be achieved in the future (in millions, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004

Net sales	$1,310.4	$2,569.1
Net income	$54.7	$85.2
Net income per common share
Basic	$0.48	$0.74
Diluted	$0.45	$0.70
      On April 1, 2004, the Company acquired Dharmacon, Inc. (“Dharmacon”) for approximately $80 million of cash. Dharmacon focuses on RNA technologies, including RNA interference and small interfering RNA, which are tools for life-science research that increase the efficiency of the drug discovery process. In connection with this transaction, exercisable options to purchase Dharmacon common stock were converted at fair market value into the right to receive 57,713 shares of Fisher common stock, issued from treasury stock. The results of Dharmacon have been included in the scientific products and services segment from the date of acquisition.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 1, 2004, the Company acquired Oxoid Group Holdings Limited (“Oxoid”). Oxoid is a United Kingdom-based manufacturer of microbiological culture media and other diagnostic products that test for bacterial contamination. The cash purchase price of approximately $330 million was funded through the sale of an initial $300 million principal amount of 3.25% convertible senior subordinated notes and borrowings under the Company’s accounts receivable securitization facility and revolving credit facilities. The results of Oxoid have been included in the scientific products and services segment from the date of acquisition.

Note 5 —	Inventories
      The following is a summary of inventories by major category (in millions):

	June 30,	December 31,
	2005	2004

Raw materials	$129.2	$136.0
Work in process	65.7	65.3
Finished products	417.8	421.1

Total	$612.7	$622.4

Note 6 —	Debt
      The following is a summary of debt obligations as of June 30, 2005 and December 31, 2004 (in millions):

	June 30,	December 31,
	2005	2004

Term Facility	$386.0	$393.0
Other debt	37.1	60.8
2.50% Convertible Senior Notes due 2023, convertible at $47.46 per share	300.0	300.0
Floating Rate Convertible Senior Debentures due 2033, convertible at $59.09 per share	344.6	344.6
3.25% Convertible Senior Subordinated Notes due 2024, convertible at $80.40 per share	330.0	330.0
8 1/8% Senior Subordinated Notes due 2012 (includes $0.3 million and $5.9 million of unamortized debt premium at June 30, 2005 and December 31, 2004, respectively)	14.2	309.9
8% Senior Subordinated Notes due 2013 (includes $9.8 million and $10.3 million of unamortized debt premium at June 30, 2005 and December 31, 2004, respectively)	309.8	310.3
6 3/4% Senior Subordinated Notes due 2014	300.0	300.0

Total debt	2,021.7	2,348.6
Less: short-term portion	(37.6)	(39.4)

Total long-term debt	$1,984.1	$2,309.2

      The Company has $500 million available pursuant to commitments under a revolving credit facility as of June 30, 2005. As of June 30, 2005, approximately $42.3 million of the revolving credit facility was utilized for letters of credit outstanding. There were no other borrowings outstanding under the revolving credit facility as of June 30, 2005.
      On February 4, 2005, the Company amended its existing $225.0 million receivables securitization facility, extending the facility’s maturity date to February 2008. The effective funded interest rate on the amended

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receivables securitization is a commercial paper rate plus a usage fee of 60 basis points. The unfunded annual commitment fee is 30 basis points. The amount which can be drawn under this facility is a function of eligible receivables and reserve requirements. At June 30, 2005, $212.9 million was available to be drawn under this facility, of which $0 was actually drawn at that date.
      On April 14, 2005, the Company commenced a cash tender offer for all $304 million aggregate principal amount outstanding of its 8 1/8% Senior Subordinated Notes due 2012. The tender offer had a final expiration date of May 11, 2005. On April 29, 2005, the Company accepted for purchase approximately $289.7 million of the 8 1/8% Senior Subordinated Notes due 2012 which had been tendered as of April 27, 2005, and on May 12, 2005, the Company accepted for purchase approximately an additional $0.4 million of the Notes which had been tendered as of May 11, 2005. The Company used available cash and proceeds from the sales of accounts receivable under its receivables securitization facility to fund the cash tender offer. A concurrent consent solicitation amended the indenture governing any notes that remained outstanding to eliminate restrictive covenants in that indenture. As part of the tender offer, the Company incurred a total charge of $32.0 million, consisting of a premium paid for the debt redemption, the write off of a pro rata amount of unamortized premiums and unamortized deferred financing fees, and tender related expenses of approximately $1.1 million. The total charge is reflected as other expense, net in the accompanying consolidated statement of operations.
      In May 2005, the Company terminated its right to deliver shares of its common stock upon conversion of notes by holders of the 3.25% Convertible Senior Subordinated Notes due 2024, the 2.50% Convertible Senior Notes due 2023 and the Floating Rate Convertible Senior Debentures due 2033, in each case, in respect of the principal amount of the notes converted. As a result, the Company will be required to deliver cash to holders upon conversion, except to the extent that the conversion obligation exceeds the principal amount of notes converted, in which case, the Company will have the option to satisfy the excess in cash and/or shares of common stock. On the same date, the Company also terminated its right to deliver shares of its common stock to satisfy put obligations in respect of the 3.25% Convertible Senior Subordinated Notes due 2024 and the 2.50% Convertible Senior Notes due 2023. As a result, the Company will be required to deliver cash to holders of such notes upon exercise of their put right. In the event the Company were required to cash settle these debt issuances, it would utilize excess cash balances together with available funds under the Term Facility, revolving credit facility and/or the accounts receivable securitization facility.
      On July 15, 2005, the Company issued $500.0 million of 6 1/8% Senior Subordinated Notes due 2015 pursuant to Rule 144A under the Securities Act of 1933, as amended. The company utilized approximately $341.9 million of the proceeds to complete a tender offer for approximately $298.3 million of the 8% Senior Subordinated Notes due 2013. See Note 14 for further discussion.

Note 7 —	Equity
      On March 15, 2005, the Board of Directors authorized a $300.0 million share repurchase program that expires on March 15, 2007. The program authorizes management, at its discretion, to repurchase shares from time to time on the open market or in privately negotiated transactions subject to market conditions and other factors. As of June 30, 2005, no shares have been repurchased under this program.
      Comprehensive income is net income, plus certain other items that are recorded directly to stockholders’ equity. Comprehensive income was $79.7 million and $59.1 million for the six months ended June 30, 2005 and 2004, respectively. Foreign currency translation adjustments and unrealized gains and losses on short-term investments and cash-flow hedges are applied to net income to calculate the Company’s comprehensive income, with the predominant component being foreign currency translation adjustments.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8 — Divestiture
      On March 7, 2005, the Company entered into a definitive agreement to sell all of the capital stock of Atos Medical Holding AB (“Atos”), a manufacturer of ear, nose and throat medical devices, for approximately $110.0 million in cash. The sale was completed on April 5, 2005. Atos was acquired in September 2003 in connection with the Company’s acquisition of Perbio Science AB and the results of Atos were previously included in our healthcare products and services segment. The Company realized a gain on the sale of Atos of approximately $16.7 million, net of taxes of $8.4 million.
      The following table presents balance sheet information pertaining to Atos, which are classified as assets and liabilities held for sale (in millions):

	(As of
	Divestiture	December 31,
	Date)	2004

Accounts receivable, net	$4.7	$3.8
Inventories	3.8	3.3
Other current assets	1.8	1.7
Property, plant, and equipment	3.1	3.2
Goodwill	75.8	75.8
Intangible assets	6.1	6.4

Total assets	$95.3	$94.2

Accounts payable	1.9	1.7
Accrued and other current liabilities	5.3	5.2
Other liabilities	1.9	2.0

Total liabilities	$9.1	$8.9

      Summarized statement of operations data excluding the gain on disposal for the three and six month periods ended June 30, 2005 and 2004 for the discontinued operations is as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Sales	$—	$9.0	$10.4	$16.9
Income before taxes	(0.7)	1.4	0.4	3.2
Provision for income taxes	—	0.2	0.2	0.2
Income from discontinued operations, net of tax	(0.7)	1.2	0.2	3.0

Note 9 —	Employee Benefit Plans
      The Company has defined benefit pension plans available to substantially all employees that are either fully paid for by the Company or provide for mandatory employee contributions as a condition of participation. The Company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. No contributions to the pension plans were required during the six month periods ended June 30, 2005 and 2004.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net periodic pension benefit cost and postretirement healthcare benefit income includes the following components for the three and six month periods ended June 30, 2005 and 2004, respectively (in millions):

	Three Months Ended June 30,

			Other
			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Components of net periodic benefit (income) cost
Service cost	$6.0	$3.6	$—	$0.1
Interest cost	8.6	5.4	0.4	0.4
Expected return on plan assets	(9.7)	(7.1)	—	—
Amortization of unrecognized net (gain) loss	—	0.1	—	(0.4)
Amortization of unrecognized prior service (benefit) cost	0.2	0.3	(0.3)	(0.6)
Recognized net actuarial (gain) loss	0.8	0.2	(0.5)	—
Settlement/curtailment loss	1.1	0.4	—	—

Net periodic benefit (income) cost	$7.0	$2.9	$(0.4)	$(0.5)

	Six Months Ended June 30,

			Other
			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Components of net periodic benefit (income) cost
Service cost	$11.9	$7.3	$0.1	$0.2
Interest cost	17.0	10.8	0.9	0.8
Expected return on plan assets	(19.5)	(14.3)	—	—
Amortization of unrecognized net (gain) loss	—	0.2	—	(0.9)
Amortization of unrecognized prior service (benefit) cost	0.5	0.6	(0.7)	(1.1)
Recognized net actuarial (gain) loss	2.0	0.4	(0.9)	—
Settlement/curtailment (gain) loss	1.5	0.8	—	—

Net periodic benefit (income) cost	$13.4	$5.8	$(0.6)	$(1.0)

      The Company has not made and does not expect to make contributions to the plans in 2005. The Company continues to monitor financial markets and other factors that may impact plan asset and liability balances. Such factors may influence the Company’s decisions regarding additional contributions.

Note 10 —	Earnings Per Share
      Basic net income per share represents net income divided by the weighted average common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average common stock and common stock equivalents outstanding during the period. Weighted average shares used in diluted earnings per share include common stock equivalents arising from stock options, warrants and shares underlying the Company’s convertible notes under the treasury stock method.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth basic and diluted earnings per share computational data for the three and six month periods ended June 30, 2005 and 2004 (in millions, except per share data):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income available to common shareholders	$101.4	$44.7	$178.4	$79.3

Weighted average common shares outstanding used in computing basic net income per common share	121.0	64.2	120.3	63.9
Dilutive securities:
Stock options and warrants(a)	4.5	4.6	4.6	4.6
Convertible notes	1.5	1.1	1.6	0.7

Weighted average common shares outstanding used in computing diluted net income per common share	127.0	69.9	126.5	69.2

Basic net income per common share	$0.84	$0.70	$1.48	$1.24

Diluted net income per common share	$0.80	$0.64	$1.41	$1.15

(a)	The weighted average amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three and six month periods ended June 30, 2005 was 1.3 million and 1.5 million respectively, and for the three and six month periods ended June 30, 2004 was 0.1 million and 0.5 million, respectively.
      Under Emerging Issues Task Force (“EITF”) No. 04-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which is effective for periods ending after December 15, 2004, and EITF No. 90-19 “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” because of the Company’s obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the $47.46, $59.09 and the $80.40 conversion price for the 2.50% convertible senior notes, the floating rate convertible senior debentures and the 3.25% convertible senior subordinated notes, respectively, and only to the extent of the additional shares the Company may be required to issue in the event the Company’s conversion obligation exceeds the principal amount of the notes or debentures converted. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price.
      The table below discloses the impact of increases in the Company’s stock price on the amount of shares to be included in the earnings per share calculation. The trigger price is the Fisher stock price at which the securities become convertible. The table assumes normal conversion for the 2.50% convertible senior notes, the floating rate convertible senior debentures and the 3.25% convertible senior subordinated notes in which the principal amount is paid in cash, and the excess up to the conversion value is paid in shares of the Company’s stock as follows (share amounts in millions):

		Floating Rate	3.25% Convertible
	2.50% Convertible	Convertible Senior	Senior
	Senior Notes	Debentures	Subordinated Notes

Issuance amount (in millions)	$300.0	$344.6	$330.0
Conversion price per share	$47.46	$59.09	$80.40
Trigger price	$56.96	$76.82	$96.48

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Potential Shares

		Floating Rate	3.25% Convertible	Potential
	2.50% Convertible	Convertible Senior	Senior	Share
Future Fisher Common Stock Price	Senior Notes	Debentures	Subordinated Notes	Increase

$ 47.46	—	—	—	—
$ 48.46	0.1	—	—	0.1
$ 59.09	1.2	—	—	1.2
$ 60.09	1.3	0.1	—	1.4
$ 80.40	2.6	1.5	—	4.1
$ 81.40	2.6	1.6	0.1	4.3
$ 90.00	3.0	2.0	0.4	5.4

Note 11 —	Restructuring Plan Activities
      During 2004, the Company implemented restructuring plans focused on the integration of certain international operations and the streamlining of domestic operations (“2004 Plan”). These plans include the consolidation of office, warehouse, and manufacturing facilities. In addition, the Company had established restructuring plans in prior periods under which the Company has remaining obligations primarily related to lease-related activities.
      The following table summarizes the recorded accruals and related activity related to the restructuring plans (in millions):

	December 31,	2005	2005		June 30,
	2004	Charges	Payments	Other	2005

2004 Plan termination benefits	$3.3	$7.8	$(6.4)	$(0.1)	$4.6
2004 Plan other charges	1.5	2.9	(1.5)	(1.3)	1.6

Total 2004 Plan	4.8	10.7	(7.9)	(1.4)	6.2
Other plans	1.5	2.6	(2.8)	(0.3)	1.0

Total restructuring	$6.3	$13.3	$(10.7)	$(1.7)	$7.2

      Charges incurred in 2005 relate primarily to termination benefits, including charges for severance, benefits, and outplacement services.

Note 12 —	Segment Information
      The Company reports financial results on the basis of three reportable segments: scientific products and services, healthcare products and services and laboratory workstations. The Company’s segments are organized by customer markets. Segment financial performance is evaluated based upon operating income excluding items such as restructuring and costs associated with acquisitions.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Selected segment financial information for the three and six months ended June 30, 2005 and 2004 is presented below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net Sales:
Scientific products and services	$1,030.4	$790.6	$2,014.2	$1,532.6
Healthcare products and services	326.2	219.4	662.9	446.9
Laboratory workstations	50.5	43.4	96.8	81.8
Eliminations	(15.8)	(4.8)	(31.4)	(9.6)

Net Sales	$1,391.3	$1,048.6	$2,742.5	$2,051.7

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating income:
Scientific products and services	$142.2	$76.2	$271.6	$142.8
Healthcare products and services	41.6	13.7	84.6	24.1
Laboratory workstations	0.1	1.3	0.3	1.1
Eliminations	(0.2)	—	(0.2)	—

Segment sub-total	183.7	91.2	356.3	168.0

Other charges:
Restructuring expense	(5.0)	—	(13.3)	—
Acquisition and integration costs	(8.1)	(1.5)	(19.5)	(1.5)
Inventory step-up	(3.0)	(5.7)	(20.1)	(15.9)

Adjusted operating income	$167.6	$84.0	$303.4	$150.6

      The Company recorded expenses of $3.0 million and $20.1 million for the three and six month periods ended June 30, 2005, respectively, for the amortization of the step-up of inventory to the acquired fair value related to the Company’s acquisition of Apogent. For the three and six month periods ended June 30, 2004, the Company recorded expenses of $5.7 million and $15.9 million, respectively, for the amortization of the step-up of inventory to the acquired fair value related to the Company’s acquisitions of Perbio, Dharmacon, and Oxoid. For the three and six month periods ended June 30, 2005, the Company also recorded restructuring costs of $5.0 million and $13.3 million, and acquisition and integration costs of $8.1 million and $19.5 million, respectively.

Note 13 —	Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations and financial position.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement addressed the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the statement of operations. SFAS 123R is effective for the Company as of January 1, 2006. The Company currently accounts for share-based payments to employees under APB Opinion No. 25’s intrinsic value method. As such, the Company generally does not recognize compensation expense for options granted to employees. The Company will adopt the provisions of SFAS 123R under the modified prospective method, in which compensation cost for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS 123R and compensation cost for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS 123R is recognized based on SFAS 123. Tax benefits will be recognized related to the cost for share-based payments to the extent the equity instrument would ordinarily result in a future tax deduction under existing law. Tax expense will be recognized to write off excess deferred tax assets when the tax deduction upon settlement of a vested option is less than the expense recorded in the statement of operations (to the extent not offset by prior tax credits for settlements where the tax deduction was greater than the fair value cost). The Company is currently assessing the impact that SFAS 123R will have on the results of operations and financial position. However, when adopted, the impact on prior periods will approximate the impact of SFAS 123 as described in disclosure of pro forma net income and net income per common share in Note 3. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financial cash flow rather than as operating cash flow as is currently required. The Company cannot estimate what the future tax benefits will be as the amounts depend on, among other factors, future employee stock option exercises. However, the amount of operating cash flows recognized in the six-month periods ending June 30, 2005 and 2004 for such excess tax deductions was $18.1 million and $15.4 million, respectively.
      In December 2004, the FASB issued FASB Staff Position No. SFAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“AJCA”)(“FSP 109-1”). The AJCA introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The statement was effective immediately upon issuance. The Company is assessing the impact of FSP 109-1 on the results of operations and financial position and expects to complete its assessment by December 31, 2005.
      In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The AJCA introduces a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company is assessing the impact of FSP 109-2 on the results of operations and financial position and expects to complete its assessment by December 31, 2005. The Company is considering repatriation options up to the maximum allowed by law of $500 million.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 amends APB Opinion No. 20, concerning the accounting for changes in accounting principles, requiring retrospective application to prior periods’ financial statements for changes in an accounting principle, unless it is impracticable to do so. The effective date of SFAS No. 154 is for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 154 in fiscal 2006 and does not expect it to have a significant impact on the results of operations and financial position.
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations,” which clarifies that a liability (at fair value) must be recognized for asset retirement obligations when it has been incurred if the amount can be reasonably estimated, even if settlement of the liability is conditional on a future event. FIN 47 is effective as of December 31, 2005. The Company is reviewing its asset retirement obligations to determine the need to record a liability to cover any conditional obligation. The Company does not anticipate that any identified liabilities will have a material impact on the cash flows, ongoing results of operations or financial position, and is assessing the potential impact to the results of operations at adoption.

Note 14 —	Subsequent Events
      On July 15, 2005, the Company issued $500 million of 6 1/8% Senior Subordinated Notes due in 2015 pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company utilized approximately $341.9 million of the proceeds to complete a tender offer for $298.3 million of the 8% Senior Subordinated Notes due 2013. The Company intends to use the remaining proceeds to fund acquisitions.
      On July 31, 2005, the Company completed its acquisition of McKesson BioServices, a business unit of McKesson Corporation, for approximately $60 million in cash. McKesson BioServices manages biological specimens and clinical-trial materials. This business generated approximately $48 million in revenues for its fiscal year ended March 31, 2005. The results of the operations of McKesson BioServices will be included in the Company’s scientific products and services segment from the date of acquisition.
      On July 1, 2005, the Company entered into a definitive agreement to acquire privately held Lancaster Laboratories, Inc. for approximately $150 million in cash. With revenues of approximately $60 million for the fiscal year ended March 31, 2005, Lancaster Laboratories is one of the largest pharmaceutical- and environmental-testing laboratories in the United States. The transaction, which is subject to customary closing conditions, including regulatory review, is expected to close in the third quarter.
      On August 3, 2005, the Company entered into a definitive agreement to acquire privately held Cellomics, Inc. for approximately $49 million in cash. Cellomics, with 2004 revenues of approximately $13 million, is a worldwide leader in the high-content-screening segment of the cellular-analysis market.

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-Q may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to be correct. Certain factors that might cause such a difference include those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Factors Regarding Forward-Looking Statements” contained in our Current Report on Form 8-K filed on July 12, 2005. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in the report might not occur.
Results of Operations

Executive Overview
      We achieved record results in the second quarter of 2005, with sales of $1.4 billion, operating income of $167.6 million, doubling last year’s operating income, and a 25% increase in diluted earnings per share to 80 cents. Our financial results reflect contributions from the Apogent acquisition, the benefit of integration synergies, and improved profitability in our scientific products and services, and healthcare products and services segments. Our overall strong performance was partially offset by continued softness in European markets and continued delays in the ordering of safety-related products for domestic preparedness and bioterrorism initiatives.

Net Sales
      The following table presents net sales and sales growth by reportable segment for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,

	2005		2004

	Net	Sales	Net	Sales
	Sales	Growth	Sales	Growth

Scientific products and services	$1,030.4	30.3%	$790.6	31.9%
Healthcare products and services	326.2	48.7%	219.4	2.7%
Laboratory workstations	50.5	16.4%	43.4	(22.2)%
Eliminations	(15.8)		(4.8)

Total	$1,391.3	32.7%	$1,048.6	21.3%

	Six Months Ended June 30,

	2005		2004

	Net	Sales	Net	Sales
	Sales	Growth	Sales	Growth

Scientific products and services	$2,014.2	31.4%	$1,532.6	30.8%
Healthcare products and services	662.9	48.3%	446.9	4.0%
Laboratory workstations	96.8	18.3%	81.8	(22.6)%
Eliminations	(31.4)		(9.6)

Total	$2,742.5	33.7%	$2,051.7	20.8%

      Consolidated. Net sales of $1,391.3 million and $2,742.5 million for the three and six month periods ended June 30, 2005, reflect growth rates of 32.7% and 33.7%, respectively. Net sales growth was driven by our acquisitions completed in 2004, including Apogent, accounting for approximately 26.2% and 28.0%, and organic net sales growth of approximately 5.2% and 4.3%, for the three and six month periods ended June 30, 2005, respectively. Favorable foreign exchange, notably in Europe, contributed 1.3% and 1.4% to the net sales gain.
      Scientific Products and Services. Net sales of $1,030.4 million and $2,014.2 million for the three and six month periods ended June 30, 2005, respectively, reflect the impact of acquisitions, including the Apogent acquisition completed in August 2004, accounting for approximately 23.6% and 26.3% growth, respectively. Organic sales growth of approximately 5.1% and 3.4%, respectively, was primarily the result of strong demand for our life science products from biotech, solid growth from our industrial and academic customers, and continued demand for our pharmaceutical service offerings offset in part by continued weakness in European markets and customer delays in the ordering of safety-related products for domestic preparedness and bioterrorism applications. For the remainder of 2005, we expect that the organic growth rate will continue to be affected by delays associated with safety-related product orders.
      Healthcare Products and Services. Net sales of $326.2 million and $662.9 million for the three and six-month periods ended June 30, 2005, respectively, reflect the impact of the Apogent acquisition, which accounted for approximately 44.6% and 43.4% growth, respectively. Organic sales growth of approximately 3.7% and 4.5%, respectively, was due primarily to strong demand for our immunodiagnostic products, partially offset by a continued focus on increasing operating margins at the expense of sales growth. For the remainder of 2005, we expect the organic growth rate will continue to be favorably impacted by the demand for our immunodiagnostic products.
      Laboratory Workstations. Net sales of $50.5 million and $96.8 million for the three and six-month periods ended June 30, 2005, respectively, reflect an increase in orders from all customer groups, as compared to the comparable periods in 2004, which were affected by the timing of projects and slower market demand for smaller projects. Backlog at June 30, 2005 was $133.1 million compared to $134.0 million at December 31, 2004 and $124.8 million at June 30, 2004.

Operating Income
      The following table presents operating income and operating income as a percentage of sales by segment for the three and six month periods ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,

			Operating
			Income as
			a Percentage
	Operating Income		of Net Sales

	2005	2004	2005	2004

Scientific products and services	$142.2	$76.2	13.8%	9.6%
Healthcare products and services	41.6	13.7	12.8%	6.2%
Laboratory workstations	0.1	1.3	0.2%	3.0%
Eliminations	(0.2)	—

Segment subtotal	183.7	91.2	13.2%	8.7%
Other charges:
Restructuring expense	(5.0)	—
Acquisition and integration costs	(8.1)	(1.5)
Inventory step-up	(3.0)	(5.7)

Adjusted operating income	$167.6	$84.0	12.0%	8.0%

	Six Months Ended June 30,

			Operating
			Income as
			a Percentage
	Operating Income		of Net Sales

	2005	2004	2005	2004

Scientific products and services	$271.6	$142.8	13.5%	9.3%
Healthcare products and services	84.6	24.1	12.8%	5.4%
Laboratory workstations	0.3	1.1	0.3%	1.3%
Eliminations	(0.2)	—

Segment subtotal	356.3	168.0	13.0%	8.2%
Other charges:
Restructuring expense	(13.3)	—
Acquisition and integration costs	(19.5)	(1.5)
Inventory step-up	(20.1)	(15.9)

Adjusted operating income	$303.4	$150.6	11.1%	7.3%

      Consolidated. Adjusted operating income of $167.6 million and $303.4 million for the three and six-month periods ended June 30, 2005, respectively, reflects an increase of 99.5% and 101.5% for the comparable periods in 2004. Adjusted operating income as a percentage of sales increased to 12.0% and 11.1% for the three and six-month periods ended June 30, 2005, respectively, from 8.0% and 7.3% for the comparable periods in 2004. Our adjusted operating income was favorably impacted by contributions from the Apogent and Oxoid acquisitions, the benefit of integration synergies, and improved profitability in organic margins for our scientific products and services segment and healthcare products and services segment.
      Scientific Products and Services. Operating income was $142.2 million and $271.6 million for the three and six month periods ended June 30, 2005, respectively, compared to $76.2 million and $142.8 million for the comparable periods in 2004. Operating margins were 13.8% and 13.5% for the three and six month periods ended June 30, 2005, respectively, compared to 9.6% and 9.3% for the comparable periods in 2004. The improvement in operating margins was primarily due to the effect of the Oxoid and Apogent transactions during 2004. These acquisitions contributed to an increase in gross margin as a percentage of sales with a partially offsetting increase in selling, general and administrative expenses as a percentage of sales. Organic operating margins also showed improvement during the three and six month periods ended June 30, 2005 primarily due to integration synergies and fixed cost leverage.
      Healthcare Products and Services. Operating income was $41.6 million and $84.6 million for the three and six month periods ended June 30, 2005, respectively, compared to $13.7 million and $24.1 million for the comparable periods in 2004. Operating margins were 12.8% for both the three and six month periods ended June 30, 2005, compared to 6.2% and 5.4% for the comparable periods in 2004. The improvement in operating margins was primarily due to the impact of the Apogent acquisition during 2004. Apogent contributed to an increase in gross margin as a percentage of sales with a partially offsetting increase in selling, general and administrative expenses as a percentage of sales. Organic operating margins improved significantly during the three and six month periods ended June 30, 2005, primarily as a result of integration synergies and our ongoing focus on margin improvement initiatives at the expense of revenue growth, as well as fixed cost leverage.
      Laboratory Workstations. Operating income was $0.1 million and $0.3 million for the three and six month periods ended June 30, 2005, respectively, compared to $1.3 million and $1.1 million for the comparable periods in 2004. Operating margins were 0.2% and 0.3% for the three and six month periods ended June 30, 2005, respectively, compared to 3.0% and 1.3% for the comparable periods in 2004. The decrease in operating margins was primarily the result of start-up costs related to a new manufacturing facility.

Restructuring Plan Activities
      During 2004, the Company implemented restructuring plans focused on the integration of certain international operations and the streamlining of domestic operations. These plans include the consolidation of office, warehouse, and manufacturing facilities. The Company closed five manufacturing facilities in 2004, has closed six such facilities in 2005, and intends to consolidate an additional five manufacturing and distribution facilities during 2005.
      The following table summarizes the recorded accruals and activity related to the restructuring plans (in millions):

	December 31,	2005	2005		June 30,
	2004	Charges	Payments	Other	2005

2004 Plan termination benefits	$3.3	$7.8	$(6.4)	$(0.1)	$4.6
2004 Plan other charges	1.5	2.9	(1.5)	(1.3)	1.6

Total 2004 Plan	4.8	10.7	(7.9)	(1.4)	6.2
Other plans	1.5	2.6	(2.8)	(0.3)	1.0

Total restructuring	$6.3	$13.3	$(10.7)	$(1.7)	$7.2

      Charges incurred in 2005 relate primarily to termination benefits, including charges for severance, benefits, and outplacement services.
Discontinued Operations
      On March 7, 2005, the Company entered into a definitive agreement to sell all of the capital stock of Atos Medical Holding AB (Atos), a manufacturer of ear, nose and throat medical devices, for approximately $110.0 million in cash. The sale was completed on April 5, 2005. Atos was acquired in September 2003 in connection with the Company’s acquisition of Perbio Science AB and the results of Atos were previously included in our healthcare products and services segment. The Company realized a gain on the sale of Atos of approximately $16.7 million, net of taxes of $8.4 million. See Note 8 of our Notes to the Consolidated Financial Statements for a complete description of this transaction.
Interest Expense
      Interest expense for the three and six month periods ended June 30, 2005 was $27.6 million and $58.2 million, respectively, an increase of $4.6 million and $13.2 million, respectively, from the comparable periods in 2004. The increase in interest expense is attributable to an overall increase in our total debt balance primarily associated with the assumption and refinancing of debt upon the merger with Apogent and the issuance of $330 million of 3.25% convertible debt in March 2004 to fund the acquisition of Oxoid, partially offset by the redemption of 8 1/8% Senior Subordinated Notes due 2012.
Other Expense, net
      Other expense, net for the three and six month periods ended June 30, 2005 was $28.7 million and $27.7 million, respectively, an increase of $27.8 million and $27.4 million, respectively, from the comparable periods in 2004. Other expense for the three and six month periods ended June 30, 2005 is primarily attributable to $32.0 million in charges incurred in connection with our debt tender for $304 million of 8 1/8% Senior Subordinated Notes due 2012 in April 2005, offset in part by interest and investment income.
Income Tax Provision
      Our effective tax rate for the three and six month periods ended June 30, 2005 was 23.3% and 25.7%, respectively, compared to 27.6% and 27.5% from the comparable periods in 2004. The decrease in the effective tax rate for the three and six month periods ended June 30, 2005 was due to the changes in tax law and the impact of tax planning. We expect our tax rate for the full year to be approximately 26%, unless we repatriate earnings under the American Jobs Creation Act of 2004, in which case there would be a resulting increase in our overall effective tax rate. A decision regarding our plans to repatriate earnings will be reached by December 2005.

Liquidity and Capital Resources
      Cash generated from operating activities was $218.1 million for the six month period ended June 30, 2005 as compared to $136.9 million for the comparable period in 2004. The increase in cash from operations was primarily from an increase in net income as adjusted for items such as depreciation and amortization, redemption premiums and deferred financing fees, deferred income taxes and gain on sale of business and investments. Accounts receivable used $74.9 million of cash for the six month period ended June 30, 2005 compared to a use of $22.2 million for the comparable period in 2004. This change in cash used by accounts receivable is primarily due to the timing of collections in the six month period ended June 30, 2005. The decrease in inventories was primarily the result of the amortization through cost of goods sold of the fair value step-up of inventory from acquired companies of $20.1 million and $15.9 million for the six month periods ended June 30, 2005 and 2004, respectively. Accrued and other liabilities used cash of $24.9 million for the six month period ended June 30, 2005 as compared to a use of cash of $5.5 million for the comparable period in 2004. The increased use of cash was due in part to the timing of interest payments associated with additional debt incurred during 2004.
      Net cash provided by investing activities was $38.9 million for the six month period ended June 30, 2005 compared to cash used in investing activities of $451.6 million for the comparable period in 2004. Cash provided by investing activities for the six month period ended June 30, 2005 was primarily attributable to the proceeds from the sale of Atos, offset by capital expenditures related to investments in the Company’s bioscience business, facility expansion related to the integration of manufacturing facilities and the transfer of production to lower-cost facilities. During the six month period ended June 30, 2004, cash used in investing activities included the acquisition of Oxoid.
      Net cash used in financing activities was $254.1 million for the six month period ended June 30, 2005 compared to cash provided by financing activities of $284.7 million for the comparable period in 2004. During the six month period ended June 30, 2005, cash used was primarily the result of the cash tender offer and related expenses of the 8 1/8% Senior Subordinated Notes due 2012 in April 2005, partially offset by the proceeds from the exercise of stock options. During the six month period ended June 30, 2004, we issued $330 million of convertible notes to fund the acquisition of Oxoid.
      On March 15, 2005, the Board of Directors authorized a share repurchase program of up to $300 million of the Company’s common stock. The authorization for share repurchases extends through March 15, 2007. The program authorizes management, at its discretion, to repurchase shares from time to time on the open market or in privately negotiated transactions subject to market conditions and other factors. We believe that the share repurchase program provides additional capital structure flexibility and that we have adequate financial resources to fund any share repurchases given current cash levels and future expectations for cash flow. As of June 30, 2005, no shares have been repurchased under this program.
      In May 2005, the Company terminated its right to deliver shares of its common stock upon conversion of notes by holders of the 3.25% Convertible Senior Subordinated Notes due 2024, the 2.50% Convertible Senior Notes due 2023 and the Floating Rate Convertible Senior Debentures due 2033, in each case, in respect of the principal amount of the notes converted. As a result, the Company will be required to deliver cash to holders upon conversion, except to the extent that the conversion obligation exceeds the principal amount of notes converted, in which case, the Company will have the option to satisfy the excess in cash and/or shares of common stock. On the same date, the Company also terminated its right to deliver shares of its common stock to satisfy put obligations in respect of the 3.25% Convertible Senior Subordinated Notes due 2024 and the 2.50% Convertible Senior Notes due 2023. As a result, the Company will be required to deliver cash to holders of such notes upon exercise of their put right. In the event we are required to cash settle these debt issuances, we would utilize excess cash balances together with available funds under the Term Facility, revolving credit facility and/or the accounts receivable securitization facility.

      On July 15, 2005, the Company issued $500 million of 6 1/8% Senior Subordinated Notes due 2015 pursuant to Rule 144A under the Securities Act of 1933, as amended. The company utilized approximately $341.9 million of the proceeds to complete a tender offer for $298.3 million of the 8% Senior Subordinated Notes due 2013. See Note 14 for further discussion.
      We expect to satisfy our short-term funding requirements from operating cash flow, together with cash and cash equivalents on hand or available borrowings through our Credit Facility. A change in demand for the Company’s goods and services, while unlikely, would reduce operating cash flow available to fund our operations. If such a decrease in demand were significant and free operating cash flow were reduced significantly, we could utilize the Receivables Securitization facility (see “Item 8 — Financial Statements and Supplementary Data — Note 4 Accounts Receivable” in the Company’s Current Report on Form 8-K filed on July 12, 2005) to the extent that we have qualified receivables to sell through the facility. We believe that these funding sources are sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. We may seek to raise additional funds from public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisition of businesses or products. There can be no assurance that additional funds will be available at all or that, if available, will be obtained at terms favorable to us. Additional financing could also be dilutive.
Critical Accounting Policies/ Estimates
      The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to revenue recognition, environmental liabilities, purchase accounting, goodwill impairment, pension plans, convertible debt impact on earnings per share, income taxes, and stock-based compensation. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Current Report on Form 8-K filed on July 12, 2005 for a discussion of the Company’s critical accounting policies.
Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations and financial position.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement addressed the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the statement of operations. SFAS 123R is effective for the Company as of January 1, 2006. The Company currently accounts for share-based payments to employees under APB Opinion No. 25’s intrinsic value method. As such, the Company generally does not recognize compensation expense for options granted to employees. The Company will adopt the provisions of SFAS 123R under the modified prospective method, in which compensation cost for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS 123R and compensation cost for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS 123R is recognized based on SFAS 123. Tax benefits will be recognized related to the cost for share-based payments to the extent the equity instrument would ordinarily result in a future tax deduction under existing law. Tax expense will be recognized to write off excess deferred tax assets when the tax deduction upon settlement of a vested option is less than the expense recorded in the statement of operations (to the extent not offset by prior tax credits for settlements where the tax deduction was greater than the fair value cost). The Company is currently assessing the impact that SFAS 123R will have on the results of operations and financial position. However, when adopted, the impact on prior periods will approximate the impact of SFAS 123 as described in disclosure of pro forma net income and net income per common share in Note 3. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financial cash flow rather than as operating cash flow as is currently required. The Company cannot estimate what the future tax benefits will be as the amounts depend on, among other factors, future employee stock option exercises. However, the amount of operating cash flows recognized in the six-month periods ending June 30, 2005 and 2004 for such excess tax deductions was $18.1 million and $15.4 million, respectively.
      In December 2004, the FASB issued FASB Staff Position No. SFAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“AJCA”)(“FSP 109-1”). The AJCA introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The statement was effective immediately upon issuance. The Company is currently assessing the impact of FSP 109-1 on the results of operations and financial position and expects to complete its assessment by December 31, 2005.
      In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act of 2004 introduces a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company is currently assessing the impact of FSP 109-2 on the results of operations and financial position and expects to complete its assessment by December 31, 2005. The Company is considering repatriation options up to the maximum allowed by law of $500 million.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 amends Accounting Principles Board (APB) Opinion No. 20, concerning the accounting for changes in accounting principles, requiring retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to do so. The effective date of SFAS No. 154 is for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 in fiscal 2006 and does not expect it to have a significant impact on the results of operations and financial position.
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”) “Accounting for Conditional Asset Retirement Obligation”, which clarifies that a liability (at fair value) must be recognized for asset retirement obligations when it has been incurred if the amount can be reasonably estimated, even if settlement of the liability is conditional on a future event. FIN No. 47 is effective as of December 31, 2005. The Company is reviewing its asset retirement obligations to determine the need to record a liability to cover any conditional obligation. The Company does not anticipate that any identified liabilities will have a material impact on the cash flows, ongoing results of operations or financial position, and is assessing the potential impact to the results of operations at adoption.

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

Interest Rate Risk Management
      Our primary interest rate exposures result from floating rate borrowings and investment activities utilized to maintain liquidity and fund business operations. Our interest rate risk is mitigated through the use of interest rate swaps. The potential loss in fair values is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a three and six month periods due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would not have had a material impact on our fair values, cash flows or earnings for the three and six month periods ended June 30, 2005 or 2004.

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
      Our primary currency rate exposures relate to our intercompany debt, trade payables and receivables, foreign cash and foreign currency forward and option contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a three and six month periods resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in the currency exchange rates would not have had a material impact on our fair values, cash flows or earnings for the three and six month periods ended June 30, 2005 or 2004.

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
      A hypothetical 10% change in our primary commodities would not have had a material impact on our fair values for the three and six month periods ended June 30, 2005 or 2004 or on our earnings and cash flows for the three and six months ended June 30, 2004 or the three months ended June 30, 2005. However, due to an increased raw material exposure from the merger with Apogent, a 10% change in market rates of petroleum-based resins or steel could have had a material impact on our earnings and cash flows for the six months ended June 30, 2005 at least in the short term due to contractual agreements with some customers that would not allow us to pass along such costs.

Item 4 —	Controls and Procedures
      As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4 —	Submission of Matters to Security Holders.
      The Company convened its annual meeting on May 6, 2005 for the purpose of voting on (i) the election of five directors, four of whom would serve a three year term expiring in 2008 and one of whom would serve a two year term expiring in 2007, (ii) the adoption of the Fisher Scientific International Inc. 2005 Equity and Incentive Plan, and (iii) the ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the current fiscal year. Proxies for the meeting were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the annual meeting, Rosanne F. Coppola, Bruce L. Koepfgen, Paul M. Meister and W. Clayton Stephens were elected as directors, each to serve a three-year term and Richard W. Vieser was elected as director, to serve a two year term, the Fisher Scientific International Inc. 2005 Equity and Incentive Plan was approved, and Deloitte & Touche LLP was ratified as the independent registered public accounting firm of the Company for the current fiscal year.
      The following number of votes were cast with respect to the election of Ms. Coppola: 107,678,491 votes FOR and 2,012,824 votes WITHHELD. The following number of votes were cast with respect to the election of Mr. Koepfgen: 107,682,258 votes FOR and 2,009,057 votes WITHHELD. The following number of votes were cast with respect to the election of Mr. Meister: 104,522,695 votes FOR and 5,168,620 votes WITHHELD. The following number of votes were cast with respect to the election of Mr. Stephens: 103,723,956 votes FOR and 5,967,359 votes WITHHELD. The following number of votes were cast with respect to the election of Mr. Vieser: 107,648,825 votes FOR and 2,042,490 votes WITHHELD. In addition, the following number of votes were cast with respect to the approval of the Fisher Scientific International Inc. 2005 Equity and Incentive Plan: 68,084,166 votes FOR; 29,590,772 votes AGAINST; and 1,415,660 abstentions. Votes cast regarding the ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the current fiscal year were as follows: 104,947,312 votes FOR; 3,905,046 votes AGAINST; and 838,957 abstentions. In addition, the incumbent directors of the Company are: Paul M. Montrone, Michael D. Dingman, Frank H. Jellinek, Jr., Simon B. Rich, Charles A. Sanders, M.D., and Scott M. Sperling.
Item 5 — Other Information.
      As of August 2, 2005, the Company entered into indemnification agreements with each of its directors pursuant to which the Company agrees to indemnify the director against: (a) expenses, judgments, and settlements paid in connection with third-party claims; and (b) expenses and settlements paid in connection with claims in the right of the Company, in each case provided that the director acted in good faith. In addition, the Company agrees to indemnify each director to the extent permitted by law against all expenses, judgments, and amounts paid in settlement unless the director’s conduct constituted a breach of his or her duty of loyalty to the stockholders. Subject to the director’s obligation to pay the Company in the event that he or she is not entitled to indemnification, the Company will pay the expenses of the director prior to a final determination as to whether the director is entitled to indemnification. The Form of Indemnification Agreement is attached to this Form 10-Q as Exhibit 10.01.
      As of August 2, 2005, the Company entered into amendments to the existing employments agreements with each of Messrs. Montrone, Meister, Della Penta and Roellig to address the timing of certain payments in light of new developments in law and practice. These amendments cover certain unintended consequences which could occur based upon Sections 409A and 4999 of the Internal Revenue Code (the “Code”). The amendments provide for payment of severance in a lump sum and for a delayed distribution of deferred compensation upon termination of employment to the extent required by Section 409A. In addition, the amendments provide each executive with a payment for any taxes payable pursuant to Section 4999 of the Code provided that the amount of any payments subject to Section 4999 exceeds the sum of (x) $50,000 plus (y) 2.99 times the executive’s base amount (as defined in Section 280G(b)(3) of the Code). However, if the executive is not entitled to such a payment, then the executive will receive the greatest amount of payments that would not include any payments subject to the excise tax under Section 4999. The amendments with each of Messrs. Montrone, Meister, Della Penta and Roellig are attached to this Form 10-Q as Exhibits 10.02, 10.03, 10.04, and 10.05, respectively.
      As of August 2, 2005, the Company entered into an employment agreement with its existing vice president and chief financial officer, Mr. Kevin Clark, pursuant to which he is entitled to receive an initial annual base salary of $375,000 and to participate in all incentive and benefit plans applicable generally to other peer executives of the Company. His target annual bonus will be at least equal to 100% of his annual base salary. Upon a termination of employment by the Company without cause or by Mr. Clark for good reason, he will be entitled to receive severance equal to two times his then annual base salary and a pro rata annual bonus for the year of termination. In the event that Mr. Clark’s employment is terminated by the Company without cause or by him for good reason, in each case within two years following a change in control of the Company (as defined in the Company’s 2005 Equity and Incentive Plan), then in lieu of the payments described above, he will generally be entitled to receive the following, based upon his compensation and benefits during the year of termination: (1) severance equal to two and a half times the sum of his base salary plus the cash value of his target annual incentive compensation, (2) any accrued compensation, provided that any accrued but unpaid annual incentive payments for the prior year will be determined based upon actual Company results and not reduced for individual performance, (3) a pro rata annual bonus, (4) an amount equal to the total value of two and a half years of Company matching contributions under the Company’s qualified and non-qualified defined contribution plans as well as full vesting of any account balances and (5) the full target long term incentive plan award to which he is then entitled based upon the results for the prior year as well as payment of the full target long term incentive plan award to which he is entitled during the year of termination. Mr. Clark is also entitled to continuation of his benefits for a period of two and a half years following such termination of employment. In addition, he will be entitled to receive accelerated vesting of any stock options, restricted stock units and restricted stock and he will have the full term of the options to exercise all outstanding options; provided, however, that the vesting and time to exercise any options granted prior to the effective date of the employment agreement will be governed by the plan or agreement under which such option was granted. Any payments to Mr. Clark will receive the same treatment with respect to Sections 409A and 4999 of the Code as described above. In consideration of the benefits received pursuant to the employment agreement, Mr. Clark’s non-competition obligations are extended for two years following his termination. Mr. Clark’s employment agreement is attached to this Form 10-Q as Exhibit 10.06.

Item 6 —	Exhibits.

Exhibit 3.01:	Restated Certificate of Incorporation of Fisher Scientific International Inc.

Exhibit 10.01:	Form of Indemnification Agreement.

Exhibit 10.02:	Amendment to Employment Agreement, dated as of August 2, 2005, between Fisher Scientific International Inc. and Paul M. Montrone.

Exhibit 10.03:	Amendment to Employment Agreement, dated as of August 2, 2005, between Fisher Scientific International Inc. and Paul M. Meister.

Exhibit 10.04:	Second Amendment to Employment Agreement, dated as of August 2, 2005, between Fisher Scientific International Inc. and David T. Della Penta.

Exhibit 10.05:	Amendment to Employment Agreement, dated as of August 2, 2005, between Fisher Scientific International Inc. and Mark D. Roellig.

Exhibit 10.06:	Employment Agreement, dated as of August 2, 2005, between Fisher Scientific International Inc. and Kevin P. Clark.

Exhibit 31.01:	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02:	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fisher Scientific International Inc.

/s/ Kevin P. Clark

Kevin P. Clark
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 4, 2005