Form 10-Q
period 2005-09-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2005-11-09
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
(603) 926-5911

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑     No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes ☑     No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes ☐     No ☑
      The number of shares of Common Stock outstanding at November 4, 2005 was 122,627,374.

FISHER SCIENTIFIC INTERNATIONAL INC.
FORM 10-Q
For the Quarter Ended September 30, 2005

PART I — FINANCIAL INFORMATION

Item 1 —	Financial Statements
FISHER SCIENTIFIC INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net sales	$1,413.0	$1,254.3	$4,155.5	$3,306.0
Cost of sales	930.0	896.9	2,742.8	2,375.7
Selling, general and administrative expenses	309.7	264.8	922.7	687.1
Restructuring expense	4.3	1.6	17.6	1.6

Operating income	169.0	91.0	472.4	241.6
Interest expense	21.9	28.7	80.1	73.7
Other expense, net	36.0	14.9	63.7	15.2

Income from continuing operations before income taxes	111.1	47.4	328.6	152.7
Income tax provision	17.9	12.5	73.9	41.5

Income from continuing operations	93.2	34.9	254.7	111.2
Income from discontinued operations, including gain on disposal of $0.3 and $17.0, net of tax for the three and nine-month periods ended September 30, 2005, respectively	0.3	1.2	17.2	4.2

Net income	$93.5	$36.1	$271.9	$115.4

Earnings per share:
Basic net income per common share:
Income from continuing operations	$0.77	$0.35	$2.11	$1.46
Income from discontinued operations	0.00	0.01	0.14	0.06

Net income	$0.77	$0.36	$2.25	$1.52

Diluted net income per common share:
Income from continuing operations	$0.73	$0.33	$2.00	$1.37
Income from discontinued operations	0.00	0.01	0.14	0.05

Net income	$0.73	$0.34	$2.14	$1.42

Weighted average common shares outstanding:
Basic	122.2	99.2	120.9	75.7

Diluted	128.5	106.3	127.2	81.5

See accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(In millions, except share and per share data)

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189.2	$162.5
Accounts receivable, net	730.8	632.8
Inventories	603.2	622.4
Other current assets	289.5	264.5
Assets held for sale	—	94.2

Total current assets	1,812.7	1,776.4
Property, plant and equipment, net	820.6	785.4
Goodwill	3,767.5	3,756.9
Intangible assets, net	1,589.4	1,565.4
Other assets	184.0	206.1

Total assets	$8,174.2	$8,090.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$39.5	$39.4
Accounts payable	476.7	468.5
Accrued and other current liabilities	397.9	452.9
Liabilities held for sale	—	8.9

Total current liabilities	914.1	969.7
Long-term debt	2,152.8	2,309.2
Other long-term liabilities	939.0	941.3

Total liabilities	4,005.9	4,220.2

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 122,745,669 and 118,928,952 shares issued; 122,490,694 and 118,673,977 shares outstanding at September 30, 2005 and December 31, 2004, respectively)	1.1	1.1
Capital in excess of par value	4,152.1	4,006.1
Retained earnings (accumulated deficit)	11.8	(260.1)
Accumulated other comprehensive income	7.3	126.9
Treasury stock, at cost (254,975 shares at September 30, 2005 and December 31, 2004)	(4.0)	(4.0)

Total stockholders’ equity	4,168.3	3,870.0

Total liabilities and stockholders’ equity	$8,174.2	$8,090.2

See accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Cash flows from operating activities:
Net income	$271.9	$115.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98.4	59.4
Amortization of intangible assets	38.7	19.7
Amortization — other	12.4	13.1
Debt redemption premiums and write off of amounts associated with debt tenders	69.4	15.6
Deferred income taxes	40.6	12.8
Gain on sale of business and investments	(25.4)	—
Loss on sale of property and impairment of property, plant and equipment	9.8	1.1
Changes in working capital Accounts receivable, net	(91.5)	(2.3)
Inventories	3.0	33.0
Other current assets	10.5	10.6
Accounts payable	10.7	(0.7)
Accrued and other current liabilities	(46.7)	(3.5)
Other assets and liabilities	(6.0)	(31.7)

Cash provided by operating activities	395.8	242.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	(263.8)	(326.2)
Capital expenditures	(100.3)	(57.1)
Proceeds from sale of a business	109.5	—
Proceeds from sale of property, plant and equipment	9.0	0.2
Other	(1.0)	(2.5)

Cash used in investing activities	(246.6)	(385.6)

Cash flows from financing activities:
Proceeds from stock options exercised	119.0	92.1
Long-term debt proceeds	497.3	1,016.8
Repayments of long-term debt	(633.8)	(731.4)
Change in short-term debt, net	(13.6)	5.3
Debt redemption premium and other costs	(77.4)	(2.3)
Deferred financing costs	(0.9)	(24.5)

Cash (used in) provided by financing activities	(109.4)	356.0

Effect of exchange rate changes on cash and cash equivalents	(13.1)	(0.3)

Net change in cash and cash equivalents	26.7	212.6
Cash and cash equivalents — beginning of period	162.5	83.8

Cash and cash equivalents — end of period	$189.2	$296.4

See accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

					Shares to	Retained	Accumulated	Treasury Stock,
	Common Stock		Capital in	Shares	be	Earnings	Other	at Cost
			Excess of	Deposited	Distributed	(Accumulated	Comprehensive
	Shares	Amount	Par Value	in Trust	from Trust	Deficit)	Income	Shares	Amount	Total

Balance at January 1, 2005	118,928,952	$1.1	$4,006.1	$(24.0)	$24.0	$(260.1)	$126.9	254,975	$(4.0)	$3,870.0
Net income	—	—	—	—	—	271.9	—	—	—	271.9
Foreign currency translation adjustment	—	—	—	—	—	—	(118.3)	—	—	(118.3)
Unrealized investment losses, net of tax	—	—	—	—	—	—	(0.6)	—	—	(0.6)
Unrealized losses on cash flow hedges, net of tax	—	—	—	—	—	—	(0.7)	—	—	(0.7)
Proceeds from stock options	3,816,717	—	118.3	—	—	—	—	—	—	118.3
Tax benefit from stock options	—	—	27.0	—	—	—	—	—	—	27.0
Compensation expense	—	—	0.7	—	—	—	—	—	—	0.7
Trust activity	—	—	—	5.8	(5.8)	—	—	—	—	—

Balance at September 30, 2005	122,745,669	$1.1	$4,152.1	$(18.2)	$18.2	$11.8	$7.3	254,975	$(4.0)	$4,168.3

See accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Nature of Operations
      Fisher Scientific International Inc. (“Fisher”, the “Company”, “our” or “we”) was founded in 1902 and was incorporated as a Delaware corporation in 1991. The Company’s operations are conducted throughout North and South America, Europe, Asia, Australia, the Middle East and Africa directly or through one or more subsidiaries, joint ventures, agents, or dealers. The Company’s operations are organized into the following three reportable business segments:

1. Scientific products and services segment provides products and services primarily to entities conducting scientific research, including drug discovery and drug development, quality and process control and basic research and development. This segment manufactures and distributes a broad range of biosciences and bioreagents; organic and inorganic chemicals; sera; cell culture media; sterile liquid-handling systems; microbiology media and related products; scientific consumable products, instruments and equipment; safety and personal protection products; and other consumables and supplies. Additionally, this segment provides services to pharmaceutical and biotechnology companies engaged in clinical trials, including specialized packaging, over-encapsulation, labeling and distribution for phase III and phase IV clinical trials, as well as combinatorial chemistry, custom-chemical synthesis, supply-chain management and a number of other services.

2. Healthcare products and services segment manufactures and distributes a wide array of diagnostic kits and reagents, equipment, instruments, medical devices and other consumable products to hospitals, clinical laboratories, reference laboratories, physicians’ offices and original equipment manufacturers located primarily in the United States. This segment also provides outsourced manufacturing services for diagnostic reagents, calibrators and controls to the healthcare and pharmaceutical industries.

3. Laboratory workstations segment manufactures and sells laboratory workstations and fume hoods and provides lab-design services for pharmaceutical and biotechnology customers, colleges, universities and secondary schools, hospitals and reference labs.
Note 2 — Basis of Presentation
      The financial statements included herein have been prepared by Fisher, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading when read in conjunction with the financial statements, footnotes and related disclosures included in the Company’s Current Report on Form 8-K filed on July 12, 2005, reflecting the sale of Atos Medical Holding AB as a discontinued operation (see Note 9).
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
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial statements and the reported amounts of revenues and expenses during the reporting periods. While actual results could differ from those estimates, management believes that the estimates are reasonable.
      Certain amounts from prior periods have been reclassified to conform to the current presentation.

Note 3 —	Stock-Based Compensation
      The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”) in accounting for its stock-based compensation plans rather than the alternative fair value accounting method provided under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). Per APB No. 25, compensation expense is recognized for stock options to the extent the fair value of the Company’s common stock exceeds the stock option exercise price at the measurement date. The Company has recognized compensation expense only for restricted stock units and similar awards as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Beginning with the first quarter of 2006, the Company will be required to record compensation cost for its employee stock options as result of a revision to SFAS 123 issued in December 2004, as more fully explained in Note 16.
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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income, as reported	$93.5	$36.1	$271.9	$115.4
Add: stock-based employee compensation included in net income, net of tax(a)	0.3	—	2.0	—
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(9.4)	(7.4)	(21.2)	(21.9)

Net income, pro forma	$84.4	$28.7	$252.7	$93.5

Net income per common share
As reported:
Basic	$0.77	$0.36	$2.25	$1.52

Diluted	$0.73	$0.34	$2.14	$1.42

Pro forma:
Basic	$0.69	$0.29	$2.09	$1.24

Diluted	$0.66	$0.27	$1.98	$1.15

(a)	Stock-based compensation expense for the nine month period ended September 30, 2005 includes approximately $0.7 million of expense associated with the accelerated vesting of approximately 42,000 employee options in connection with the Company’s sale of Atos Medical Holding AB.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair values of the Company’s stock options included in the preceding pro forma amounts were estimated using the Black-Scholes option-pricing model.

Note 4 —	Business Combinations
      During the three month period ended September 30, 2005, the Company acquired Cellomics Inc., Lancaster Laboratories, Inc. and McKesson BioServices. The following table summarizes the preliminary allocation of purchase price to the estimated fair values of the assets acquired and liabilities assumed related to Cellomics Inc., Lancaster Laboratories Inc. and McKesson BioServices as of the date of the respective acquisitions (in millions):

Assets:
Current assets	$33.1
Property, plant and equipment	62.7
Intangible assets	76.9
Goodwill	136.6
Other assets	1.0

Total assets acquired	310.3

Liabilities:
Current liabilities	$25.7
Long-term debt	2.1
Other liabilities	32.9

Total liabilities assumed	60.7

Net assets acquired	$249.6

      The Cellomics, Inc. (“Cellomics”) acquisition was completed on August 31, 2005 for $49 million, including the assumption of approximately $10 million in debt, which was subsequently refinanced by the Company, and approximately $4 million in other assumed seller transaction costs. Cellomics operates in the high-content-screening segment of the cellular-analysis market. Cellomics develops instrumentation, reagents, bioassays and software used to provide information on functional changes in live cells. The results of operations of Cellomics have been included in the Company’s scientific products and services segment from the date of acquisition.
      The Lancaster Laboratories, Inc. (“Lancaster Laboratories”) acquisition was completed on August 6, 2005 for $150 million of cash. Lancaster Laboratories performs pharmaceutical and industrial analytical testing. The results of operations of Lancaster Laboratories have been included in the Company’s scientific products and services segment from the date of acquisition.
      On July 31, 2005, the Company acquired McKesson BioServices, a business unit of McKesson Corporation, for $64.6 million of cash. McKesson BioServices manages biological specimens and clinical-trial materials. The results of the operations of McKesson BioServices have been included in the Company’s scientific products and services segment from the date of acquisition.
      On August 2, 2004, the Company completed an approximately $3.9 billion combination with Apogent Technologies Inc. (“Apogent”) in a tax-free, stock for stock merger, which included the assumption of debt with a fair value of approximately $1.1 billion. Apogent focuses on the design, manufacture, and sale of laboratory and life-science products used in healthcare diagnostics and scientific research. Upon completion of the merger, Apogent became a wholly-owned subsidiary of Fisher. The results of Apogent have been included in the scientific products and services segment and the healthcare products and services segment from the date

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of acquisition. The allocation of purchase price has been completed. The value of liabilities assumed in connection with certain leased facilities as well as the final resolution of certain tax matters, including tax benefits to be realized from the future exercises of options issued in the merger were finalized in this quarter. Finalization of these matters did not result in a material change to the preliminary purchase price allocation.
      The following unaudited pro forma financial information presents the results of operations as if the Apogent merger had occurred at the beginning of 2004. The pro forma financial information includes amortization of the acquired intangibles on a straight-line basis and a charge for the step-up of inventory. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company’s results of operations that would actually have been achieved had the acquisition been completed for the periods presented, or that may be achieved in the future (in millions, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004

Net sales	$1,347.1	$3,916.2
Net income	$30.3	$115.5
Net income per common share
Basic	$0.26	$1.00
Diluted	$0.24	$0.94
      On April 1, 2004, the Company acquired Dharmacon, Inc. (“Dharmacon”) for approximately $80 million of cash. Dharmacon focuses on RNA technologies, including RNA interference and small interfering RNA, which are tools for life-science research intended to enhance the efficiency of the drug discovery process. In connection with this transaction, exercisable options to purchase Dharmacon common stock were converted at fair market value into the right to receive 57,713 shares of Fisher common stock, issued from treasury stock. The results of Dharmacon have been included in the scientific products and services segment from the date of acquisition.
      On March 1, 2004, the Company acquired Oxoid Group Holdings Limited (“Oxoid”). Oxoid is a United Kingdom-based manufacturer of microbiological culture media and other diagnostic products that test for bacterial contamination. The cash purchase price of approximately $330 million was funded through the sale of an initial $300 million principal amount of 3.25% Convertible Senior Subordinated Notes due 2024 and borrowings under the Company’s accounts receivable securitization facility and revolving credit facilities. The results of Oxoid have been included in the scientific products and services segment from the date of acquisition.

Note 5 —	Inventories
      The following is a summary of inventories by major category (in millions):

	September 30,	December 31,
	2005	2004

Raw materials	$131.0	$136.0
Work in process	71.3	65.3
Finished products	400.9	421.1

Total	$603.2	$622.4

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Goodwill and Other Intangible Assets
      During the three months ended September 30, 2005, the Company acquired Cellomics, Inc., Lancaster Laboratories, Inc. and McKesson BioServices (see Note 4). The preliminary purchase price allocation pursuant to these acquisitions resulted in goodwill of $136.6 million, and $76.9 million related to intangible assets.
      In addition, during the three months ended September 30, 2005, the Company completed the allocation of purchase price of the Apogent merger. The finalization of accounting related to liabilities associated with the assumed leases, and the final resolution of certain tax matters, did not result in a material change to the preliminary purchase price allocation.
      Total goodwill by segment is as follows (in millions):

	September 30,	December 31,
	2005	2004

Scientific products and services	$2,720.0	$2,680.2
Healthcare products and services	1,047.5	1,076.7
Laboratory workstations	—	—

	$3,767.5	$3,756.9

      Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives, with periods ranging from 3-22 years. The following is a summary of other intangible assets subject to amortization (in millions):

	September 30, 2005		December 31, 2004

	Net		Net
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$306.1	$35.0	$279.0	$20.4
Non-compete agreements	2.0	21.9	0.5	21.5
Patents and tradenames	14.2	10.2	9.4	9.0
Developed technology	184.0	32.4	192.0	15.9
Supplier arrangements	17.0	4.1	18.3	2.8
Other amortizable intangible assets	30.0	10.7	21.8	7.6

Total other intangible assets subject to amortization	$553.3	$114.3	$521.0	$77.2

Indefinite-lived intangible assets	1,036.1		1,044.4

Total other intangible assets	$1,589.4		$1,565.4

      Indefinite lived intangible assets consist of trademarks and trade secrets acquired through the Company’s acquisitions of Cole-Parmer Instrument Company and Medical Analysis Systems in 2001, Maybridge Chemical Holdings Limited in 2002, Perbio Science AB in 2003 and Apogent, Oxoid and Dharmacon in 2004.
      For the three and nine months ended September 30, 2005, the Company recorded amortization expense of $13.9 million and $38.7 million, respectively, related to the amortization of intangible assets. For the three and nine months ended September 30, 2004, the Company recorded amortization expense of $9.9 million and $19.7 million, respectively, related to the amortization of intangible assets.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated amortization for each of the five succeeding years and thereafter is as follows (in millions):

For the Year Ended December 31,

2005	$53.0
2006	56.2
2007	54.4
2008	52.9
2009	49.5
Thereafter	326.0

Note 7 —	Debt
      The following is a summary of debt obligations as of:

	September 30,	December 31,
	2005	2004

	(in millions)	(in millions)
Term Facility	$381.2	$393.0
Other debt	37.2	60.8
2.50% Convertible Senior Notes due 2023, convertible at $47.46 per share	300.0	300.0
Floating Rate Convertible Senior Debentures due 2033, convertible at $59.09 per share	344.6	344.6
3.25% Convertible Senior Subordinated Notes due 2024, convertible at $80.40 per share	330.0	330.0
6 3/4% Senior Subordinated Notes due 2014	300.0	300.0
8 1/8% Senior Subordinated Notes due 2012 (includes $0 million and $5.9 million of unamortized debt premium at September 30, 2005 and December 31, 2004, respectively)	2.0	309.9
8% Senior Subordinated Notes due 2013 (includes $0 million and $10.3 million of unamortized debt premium at September 30, 2005 and December 31, 2004, respectively)	—	310.3
6 1/8% Senior Subordinated Notes due 2015 (includes $2.7 million of unamortized debt discount at September 30, 2005)	497.3	—

Total debt	2,192.3	2,348.6
Less: short-term portion	(39.5)	(39.4)

Total long-term debt	$2,152.8	$2,309.2

      The Company has $500 million available pursuant to commitments under a revolving credit facility as of September 30, 2005. As of September 30, 2005, approximately $41.8 million of the revolving credit facility was utilized for letters of credit outstanding. There were no other borrowings outstanding under the revolving credit facility as of September 30, 2005.
      On February 4, 2005, the Company amended its existing $225 million receivables securitization facility, extending the facility’s maturity date to February 2008. The effective funded interest rate on the amended receivables securitization is a commercial paper rate plus a usage fee of 60 basis points. The unfunded annual commitment fee is 30 basis points. The amount which can be drawn under this facility is a function of eligible

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receivables and reserve requirements. At September 30, 2005, $225 million was available to be drawn under this facility, of which $0 was drawn at that date.
      On April 14, 2005, the Company commenced a cash tender offer for all $304 million aggregate principal amount outstanding of its 8 1/8% Senior Subordinated Notes due 2012. The tender offer had a final expiration date of May 11, 2005. On April 29, 2005, the Company accepted for purchase approximately $289.7 million of the 8 1/8% Senior Subordinated Notes due 2012 which had been tendered as of April 27, 2005, and on May 12, 2005, the Company accepted for purchase an additional $0.4 million of the notes which had been tendered as of May 11, 2005. The Company used available cash and proceeds from the sales of accounts receivable under its receivables securitization facility to fund the cash tender offer. A concurrent consent solicitation amended the indenture governing any notes that remained outstanding to eliminate restrictive covenants in that indenture. As part of the tender offer, the Company incurred a total charge of $32 million, consisting of a premium paid for the debt redemption, the write off of a pro rata amount of unamortized premiums and unamortized deferred financing fees, and tender related expenses. The total charge is reflected as other expense, net in the accompanying consolidated statement of operations. On July 1, 2005, the Company purchased in the open market $11.9 million principal amount of the 8 1/8% Senior Subordinated Notes due 2012. The Company incurred a charge of $1.2 million consisting of a premium paid for the notes.
      In May 2005, the Company terminated its right to deliver shares of its common stock upon conversion of notes by holders of its 3.25% Convertible Senior Subordinated Notes due 2024, its 2.50% Convertible Senior Notes due 2023 and its Floating Rate Convertible Senior Debentures due 2033, in each case, in respect of the principal amount of the notes converted. As a result, the Company will be required to deliver cash to holders upon conversion, except to the extent that the conversion obligation exceeds the principal amount of notes converted, in which case, the Company will have the option to satisfy the excess in cash and/or shares of common stock. The Company also concurrently terminated its right to deliver shares of its common stock to satisfy put obligations in respect of the 3.25% Convertible Senior Subordinated Notes due 2024 and the 2.50% Convertible Senior Notes due 2023. As a result, the Company will be required to deliver cash to holders of such notes upon exercise of their put right. In the event the Company were required to cash settle these debt issuances, it would utilize excess cash balances together with available funds under its term facility, revolving credit facility and/or the accounts receivable securitization facility.
      On July 15, 2005, the Company issued $500 million of 6 1/8% Senior Subordinated Notes due 2015 pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest on the 6 1/8% Senior Subordinated Notes is payable January 1 and July 1 of each year and the notes mature on July 1, 2015. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior debt. The notes rank equally in right of payment with our other senior subordinated debt. The notes are effectively subordinated to any current or future secured indebtedness outstanding. If a change of control triggering event occurs, each holder of the notes will have the right to require the Company to purchase such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, if any, to the date of purchase. On and after July 1, 2010, the Company may exercise its optional redemption right to redeem all or a portion of the notes, at specified redemption prices, even if a change of control has occurred. After July 1, 2013, this redemption price will be lower than the price we have to pay if holders require the Company to purchase the notes upon the occurrence of a change of control. The Company utilized approximately $343.8 million of the proceeds to complete a tender offer for approximately $300 million of the 8% Senior Subordinated Notes due 2013.
      On June 28, 2005, the Company commenced a cash tender offer for all $300 million aggregate principal amount outstanding of its 8% Senior Subordinated Notes due 2013. The tender offer had a final expiration date of July 27, 2005. On July 15, 2005, the Company accepted for purchase approximately $295.8 million of the 8% Senior Subordinated Notes due 2013 which had been tendered as of July 13, 2005, and on July 28, 2005, the Company accepted for purchase an additional $2.5 million of the notes which had been tendered as

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of July 27, 2005. On August 15, 2005, the Company redeemed the remaining balance of $1.7 million of the notes. The Company used approximately $343.8 million of the $500 million of 6 1/8% Senior Subordinated Notes due 2015 to fund the cash tender offer and redemption. A concurrent consent solicitation amended the indenture governing any notes that remained outstanding to eliminate restrictive covenants in the indenture. As part of the tender offer, the Company incurred a total charge of $37.1 million, consisting of a premium paid for the debt tender and redemption, the write off of a pro rata amount of unamortized premiums and unamortized deferred financing fees, tender hedge costs, and other tender related expenses. The total charge is reflected as other expense, net in the accompanying consolidated statement of operations.
      In April 2003, the Company entered into various pay-fixed interest rate swaps to hedge a portion of the variability of cash flows related to changes in interest rates on borrowings of variable rate debt obligations. The interest rate swaps had a total notional value of $200 million and expire at various dates between March 2008 and March 2010.
      In the third quarter of 2005, the Company determined that interest rate swaps (collectively “the swaps”) associated with its LIBOR-based debt no longer qualified for hedge accounting. The elimination of hedge accounting from December 2003 through June 30, 2005, resulted in a reclassification of $1.5 million accumulated gain, net of tax, from Other Comprehensive Income (OCI) to Interest Expense in the third quarter of 2005 ($2.4 million pre-tax). The reclassification did not materially affect the Company’s financial condition, the results of operations, or cash flows for the two annual periods ended December 31, 2004, or the 2005 results through September 30, 2005.
      In addition, in the third quarter of 2005, the Company terminated these swaps and recognized an incremental pre-tax gain of $2.9 million. This gain is classified in Interest Expense in the accompanying statement of operations.

Note 8 —	Equity
      On March 15, 2005, the Board of Directors authorized a $300.0 million share repurchase program that expires on March 15, 2007. The program authorizes management, at its discretion, to repurchase shares from time to time on the open market or in privately negotiated transactions subject to market conditions and other factors. As of September 30, 2005, no shares have been repurchased under this program.
      Comprehensive income is net income, plus certain other items that are recorded directly to stockholders’ equity. Comprehensive income was $152.3 million and $105.8 million for the nine month periods ended September 30, 2005 and 2004, respectively. Foreign currency translation adjustments, unrealized gains and losses on short-term investments and cash-flow hedges are applied to net income to calculate the Company’s comprehensive income, with the predominant component being foreign currency translation adjustments.
Note 9 — Divestiture
      On April 5, 2005, the Company completed the sale of all of the capital stock of Atos Medical Holding AB (“Atos”), a manufacturer of ear, nose and throat medical devices, for approximately $110.0 million in cash. Atos was acquired in September 2003 in connection with the Company’s acquisition of Perbio Science AB and the results of Atos were previously included in our healthcare products and services segment. The Company realized a gain on the sale of Atos of approximately $17.0 million, net of taxes of $8.4 million.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents balance sheet information pertaining to Atos, which are classified as assets and liabilities held for sale (in millions):

	(Divestiture
	Date)
	April 5,	December 31,
	2005	2004

Accounts receivable, net	$4.7	$3.8
Inventories	3.8	3.3
Other current assets	1.8	1.7
Property, plant, and equipment	3.1	3.2
Goodwill	75.8	75.8
Intangible assets	6.1	6.4

Total assets	$95.3	$94.2

Accounts payable	1.9	1.7
Accrued and other current liabilities	5.3	5.2
Other liabilities	1.9	2.0

Total liabilities	$9.1	$8.9

      Summarized statement of operations data excluding the gain on disposal for the three and nine month periods ended September 30, 2005 and 2004 for the discontinued operations is as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Sales	$—	$8.7	$10.4	$25.6
Income before taxes	—	1.2	0.4	4.4
Provision for income taxes	—	—	0.2	0.2
Income from discontinued operations, net of tax	—	1.2	0.2	4.2

Note 10 —	Employee Benefit Plans
      The Company has defined benefit pension plans available to substantially all employees that are either fully paid for by the Company or provide for mandatory employee contributions as a condition of participation. The Company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. No contributions to the pension plans were required during the nine month periods ended September 30, 2005 and 2004.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net periodic pension benefit cost and postretirement healthcare benefit income includes the following components for the three and nine month periods ended September 30, 2005 and 2004, respectively (in millions):

	Three Months Ended September 30,

			Other
			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Components of net periodic benefit (income) cost
Service cost	$6.0	$4.4	$0.1	$0.1
Interest cost	8.3	6.3	0.4	0.5
Expected return on plan assets	(9.6)	(8.0)	—	—
Amortization of unrecognized net (gain) loss	—	0.1	—	(0.4)
Amortization of unrecognized prior service (benefit) cost	0.2	0.3	(0.4)	(0.6)
Recognized net actuarial (gain) loss	1.0	0.2	(0.4)	—
Settlement/curtailment loss	0.4	0.3	—	—

Net periodic benefit (income) cost	$6.3	$3.6	$(0.3)	$(0.4)

	Nine Months Ended September 30,

			Other
			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Components of net periodic benefit (income) cost
Service cost	$17.9	$11.7	$0.2	$0.3
Interest cost	25.3	17.1	1.3	1.3
Expected return on plan assets	(29.1)	(22.3)	—	—
Amortization of unrecognized net (gain) loss	—	0.3	—	(1.3)
Amortization of unrecognized prior service (benefit) cost	0.7	0.9	(1.1)	(1.7)
Recognized net actuarial (gain) loss	3.0	0.6	(1.3)	—
Settlement/curtailment loss	1.9	1.1	—	—

Net periodic benefit (income) cost	$19.7	$9.4	$(0.9)	$(1.4)

      The Company expects to make contributions of approximately $15 million to $20 million to the plans in the fourth quarter of 2005. During the nine month period ended September 30, 2004, the Company made a voluntary contribution of $20.0 million to the pension plans. The Company continues to monitor financial markets and other factors that may impact plan asset and liability balances. Such factors may influence the Company’s decisions regarding additional contributions.

Note 11 —	Earnings Per Share
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

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth basic and diluted earnings per share computational data for the three and nine month periods ended September 30, 2005 and 2004, respectively (in millions, except per share data):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income available to common shareholders	$93.5	$36.1	$271.9	$115.4

Weighted average common shares outstanding used in computing basic net income per common share	122.2	99.2	120.9	75.7
Dilutive securities:
Stock options and warrants(a)	4.3	5.7	4.6	4.9
Convertible notes	2.0	1.4	1.7	0.9

Weighted average common shares outstanding used in computing diluted net income per common share	128.5	106.3	127.2	81.5

Basic net income per common share	$0.77	$0.36	$2.25	$1.52

Diluted net income per common share	$0.73	$0.34	$2.14	$1.42

(a)	The weighted average amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three and nine month periods ended September 30, 2005 was 1.9 million and 2.0 million, respectively, and for the three and nine month periods ended September 30, 2004 was 0.4 million and 0.8 million, respectively.
      Under Emerging Issues Task Force (“EITF”) No. 04-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which is effective for periods ending after December 15, 2004, and EITF No. 90-19 “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” because of the Company’s obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the $47.46, $59.09, and $80.40 conversion price for the 2.50% Convertible Senior Notes due 2023, the Floating Rate Convertible Senior Debentures due 2033 and the 3.25% Convertible Senior Subordinated Notes due 2024, respectively, and only to the extent of the additional shares the Company may be required to issue in the event the Company’s conversion obligation exceeds the principal amount of the notes or debentures converted. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price.
      The table below discloses the impact of increases in the Company’s stock price on the amount of shares to be included in the earnings per share calculation. The trigger price is the Fisher stock price at which the securities become convertible. The table assumes normal conversion for the 2.50% Convertible Senior Notes due 2023, the Floating Rate Convertible Senior Debentures due 2033 and the 3.25% Convertible Senior

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Subordinated Notes due 2024 in which the principal amount is paid in cash, and the excess up to the conversion value is paid in shares of the Company’s stock as follows (share amounts in millions):

	2.50%	Floating Rate	3.25%
	Convertible Senior	Convertible Senior	Convertible Senior
	Notes	Debentures	Subordinated Notes

Issuance amount (in millions)	$300.0	$344.6	$330.0
Conversion price per share	$47.46	$59.09	$80.40
Trigger price	$56.96	$76.82	$96.48

	Total Potential Shares

	2.50%	Floating Rate	3.25%	Potential
	Convertible Senior	Convertible Senior	Convertible Senior	Share
Future Fisher Common Stock Price	Notes	Debentures	Subordinated Notes	Increase

$47.46	—	—	—	—
$48.46	0.1	—	—	0.1
$59.09	1.2	—	—	1.2
$60.09	1.3	0.1	—	1.4
$80.40	2.6	1.5	—	4.1
$81.40	2.6	1.6	0.1	4.3
$90.00	3.0	2.0	0.4	5.4

Note 12 —	Restructuring Plan Activities
      During 2004, the Company implemented restructuring plans focused on the integration of certain international operations and the streamlining of domestic operations (“2004 Plan”). This plan included the consolidation of office, warehouse, and manufacturing facilities. In addition, the Company had established restructuring plans in prior periods under which the Company has remaining obligations primarily associated with lease-related activities.
      The following table summarizes the recorded accruals and associated activity related to the restructuring plans (in millions):

	December 31,	2005	2005		September 30,
	2004	Charges	Payments	Other	2005

2004 Plan termination benefits	$3.3	$11.5	$(11.2)	$(0.3)	$3.3
2004 Plan other charges	1.5	3.2	(1.5)	(1.3)	1.9

Total 2004 Plan	4.8	14.7	(12.7)	(1.6)	5.2
Other plans	1.5	2.9	(2.9)	(0.3)	1.2

Total restructuring	$6.3	$17.6	$(15.6)	$(1.9)	$6.4

      Charges incurred in 2005 relate primarily to termination benefits, including charges for severance, benefits, and outplacement services.

Note 13 —	Commitments and Contingencies
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

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
      The Company is currently involved in various stages of investigation and remediation related to environmental matters. The Company cannot predict the potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company’s responsibility. However, these costs could be material. The Company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The Company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. The Company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters were $31.5 million and $32.2 million at September 30, 2005 and December 31, 2004, respectively.
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

Note 14 —	Segment Information
      The Company reports financial results on the basis of three reportable segments: scientific products and services, healthcare products and services and laboratory workstations. The Company’s segments are organized by customer markets. Segment financial performance is evaluated based upon operating income excluding items such as restructuring and costs associated with acquisitions.
      Selected segment financial information for the three and nine month periods ended September 30, 2005 and 2004 is presented below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net Sales:
Scientific products and services	$1,060.1	$945.9	$3,074.3	$2,478.5
Healthcare products and services	317.5	275.0	980.4	721.9
Laboratory workstations	53.3	44.5	150.1	126.3
Eliminations	(17.9)	(11.1)	(49.3)	(20.7)

Net Sales	$1,413.0	$1,254.3	$4,155.5	$3,306.0

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating income:
Scientific products and services	$144.9	$112.3	$416.5	$255.1
Healthcare products and services	41.7	32.4	126.3	56.5
Laboratory workstations	(0.3)	0.8	0.0	1.9
Eliminations	0.1	(0.3)	(0.1)	(0.3)

Segment sub-total	186.4	145.2	542.7	313.2
Other charges:
Restructuring expense	(4.3)	(1.6)	(17.6)	(1.6)
Acquisition and integration costs	(12.5)	(8.2)	(32.0)	(9.7)
Inventory step-up	(0.6)	(44.4)	(20.7)	(60.3)

Operating income	$169.0	$91.0	$472.4	$241.6

      For the three and nine month periods ended September 30, 2005, the Company recorded restructuring costs of $4.3 million and $17.6 million, and acquisition and integration costs of $12.5 million and $32.0 million, respectively. The Company also recorded expenses of $0.6 million and $20.7 million for the three and nine month periods ended September 30, 2005, respectively, for the amortization of the step-up of inventory to the acquired fair value related to the Company’s merger with Apogent. For the three and nine month periods ended September 30, 2004, the Company recorded restructuring costs of $1.6 million for both periods related to Apogent integration activity and charges of $8.2 million and $9.7 million, respectively, for the costs related to the Apogent transaction. The Company also recorded expenses of $44.4 million and $60.3 million for the three and nine month periods ended September 30, 2004, respectively, for the amortization of the step-up of inventory to the acquired fair value related to the Company’s transactions with Apogent, Perbio, Dharmacon, and Oxoid.

Note 15 —	Income Tax
      A reconciliation of income tax expense at the U.S. statutory rate to the recorded income tax provision is as follows for the nine month period ended September 30, 2005 and 2004 (in millions):

	Nine Months Ended
	September 30,

	2005	2004

Taxes computed at statutory rate	$115.0	$53.4
Foreign tax rate differential and foreign losses not tax benefited	(31.6)	(13.0)
State income taxes, net of federal benefit	4.8	0.9
Export sales benefit	(4.1)	(0.6)
Nondeductible permanent items, net	0.8	0.1
Tax audits settled	(6.8)	—
Foreign tax credits benefited	(0.8)	(1.1)
Other	(3.4)	1.8

Income tax provision	$73.9	$41.5

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS 151 will have on the results of operations and financial position.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R supercedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement addressed the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the statement of operations. SFAS 123R is effective for the Company as of January 1, 2006. The Company currently accounts for share-based payments to employees under APB 25’s intrinsic value method. As such, the Company generally does not recognize compensation expense for options granted to employees. The Company will adopt the provisions of SFAS 123R under the modified prospective method, in which compensation cost for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS 123R and compensation cost for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS 123R is recognized based on SFAS 123. Tax benefits will be recognized related to the cost for share-based payments to the extent the equity instrument would ordinarily result in a future tax deduction under existing law. Tax expense will be recognized to write off excess deferred tax assets when the tax deduction upon settlement of a vested option is less than the expense recorded in the statement of operations (to the extent not offset by prior tax credits for settlements where the tax deduction was greater than the fair value cost). The Company is currently assessing the impact that SFAS 123R will have on the results of operations and financial position. The Company’s current estimates associated with 2006 indicate the Company will recognize equity-based compensation expense of approximately $0.30 per share. This amount is subject to revisions as the Company finalizes certain assumptions related to 2006, including the size and nature of awards and forfeiture rates. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financial cash flow rather than as operating cash flow as is currently required. The Company cannot estimate what the future tax benefits will be as the amounts depend on, among other factors, future employee stock option exercises. However, the amount of operating cash flows recognized in the nine month periods ending September 30, 2005 and 2004 for such excess tax deductions was $27.0 million and $18.1 million, respectively.
      In December 2004, the FASB issued Staff Position No. SFAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“AJCA”)(“FSP 109-1”). The AJCA introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The statement was effective immediately upon issuance. The Company has completed its assessment of the impact of FSP 109-1 and there was no material impact on the results of operations and financial position.
      In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The AJCA introduces a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP 109-2 provides accounting

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company is assessing the impact of FSP 109-2 on the results of operations and financial position and expects to complete its assessment by December 31, 2005. The Company is considering repatriation options up to the maximum allowed by law.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 amends APB 20, concerning the accounting for changes in accounting principles, requiring retrospective application to prior periods’ financial statements for changes in an accounting principle, unless it is impracticable to do so. The effective date of SFAS 154 is for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 in fiscal 2006 and does not expect it to have a significant impact on the results of operations and financial position.
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
Results of Operations

Executive Overview
      Results in the third quarter of 2005 included net sales of $1.4 billion, operating income of $169.0 million, almost doubling last year’s operating income, and a 115% increase in diluted earnings per share to 73 cents. Our financial results reflect contributions from the Apogent merger, the benefit of integration synergies, and improved profitability in our scientific products and services, and healthcare products and services segments. Our solid performance in our core research and healthcare markets was partially offset by continued softness in sales of safety-related products for domestic preparedness initiatives. Sales within our international markets accelerated during the quarter. Asia continued to experience rapid growth, and our performance in Europe as a whole improved during the quarter.
      During the third quarter of 2005, the Company acquired Cellomics, Inc., for $49 million, including the assumption of approximately $10 million in debt subsequently refinanced by the Company and approximately $4 million in other assumed seller transaction costs on August 31, 2005. The Company also acquired Lancaster Laboratories, Inc., for $150 million in cash on August 6, 2005 and McKesson BioServices for approximately $65 million in cash on July 31, 2005. The results of the operations of these acquired companies have been included in the Company’s scientific products and services segment from the dates of the respective acquisitions.

Net Sales
      The following table presents net sales and sales growth by reportable segment for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,

	2005		2004

	Net	Sales	Net	Sales
	Sales	Growth	Sales	Growth

Scientific products and services	$1,060.1	12.1%	$945.9	49.5%
Healthcare products and services	317.5	15.5%	275.0	30.6%
Laboratory workstations	53.3	19.8%	44.5	(11.7)%
Eliminations	(17.9)		(11.1)

Total	$1,413.0	12.7%	$1,254.3	41.3%

	Nine Months Ended September 30,

	2005		2004

	Net	Sales	Net	Sales
	Sales	Growth	Sales	Growth

Scientific products and services	$3,074.3	24.0%	$2,478.5	37.4%
Healthcare products and services	980.4	35.8%	721.9	12.8%
Laboratory workstations	150.1	18.8%	126.3	(19.1)%
Eliminations	(49.3)		(20.7)

Total	$4,155.5	25.7%	$3,306.0	27.8%

      Consolidated. Net sales of $1,413.0 million and $4,155.5 million for the three and nine month periods ended September 30, 2005, reflect growth rates of 12.7% and 25.7%, respectively. Net sales growth was driven by our acquisitions completed in 2004, including the Apogent merger, accounting for approximately 8.5% and 20.6%, and organic net sales growth of approximately 4.1% and 4.2%, for the three and nine month periods ended September 30, 2005, respectively. Favorable foreign exchange, notably in Europe, contributed 0.1% and 0.9% to the net sales gain for the three and nine month periods ended September 30, 2005, respectively.
      Scientific Products and Services. Net sales of $1,060.1 million and $3,074.3 million for the three and nine month periods ended September 30, 2005, respectively, reflect the impact of 2005 and 2004 acquisitions, including the Apogent merger completed in August 2004, accounting for approximately 8.6% and 19.5% growth, respectively. Organic sales growth of approximately 3.3% and 3.4% for the three and nine month periods ended September 30, 2005, respectively, was primarily the result of strong demand for our life science research and biopharma production products, as well as outsourced pharmaceutical services and laboratory consumable products, partially offset by customer delays in the ordering of safety-related products for domestic preparedness initiatives. Favorable foreign exchange, notably in Europe, contributed 0.2% and 1.1% to the net sales gain for the three and nine month periods ended September 30, 2005, respectively.
      Healthcare Products and Services. Net sales of $317.5 million and $980.4 million for the three and nine month periods ended September 30, 2005, respectively, reflect the impact of the Apogent merger, which accounted for approximately 10.6% and 31.0% growth, respectively. Organic sales growth was approximately 4.8% and 4.6% for the three and nine month periods ended September 30, 2005, respectively. Demand for our proprietary diagnostics offerings remained strong, driven by new product introductions.
      Laboratory Workstations. Net sales of $53.3 million and $150.1 million for the three and nine month periods ended September 30, 2005, respectively, reflect an increase in sales from all customer groups, as compared to the comparable periods in 2004, which were affected by the timing of projects and slower market demand for smaller projects. Backlog at September 30, 2005 was $113.2 million compared to $134.0 million at December 31, 2004 and $128.7 million at September 30, 2004.

Operating Income
      The following table presents operating income and operating income as a percentage of sales by segment for the three and nine month periods ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,

			Operating Income as a
			Percentage of
	Operating Income		Net Sales

	2005	2004	2005	2004

Scientific products and services	$144.9	$112.3	13.7%	11.9%
Healthcare products and services	41.7	32.4	13.1%	11.8%
Laboratory workstations	(0.3)	0.8	(0.6)%	1.8%
Eliminations	0.1	(0.3)

Segment sub-total	186.4	145.2	13.2%	11.6%
Other charges:
Restructuring expense	(4.3)	(1.6)
Acquisition and integration costs	(12.5)	(8.2)
Inventory step-up	(0.6)	(44.4)

Operating income	$169.0	$91.0	12.0%	7.3%

	Nine Months Ended September 30,

			Operating Income as
			a Percentage of
	Operating Income		Net Sales

	2005	2004	2005	2004

Scientific products and services	$416.5	$255.1	13.5%	10.3%
Healthcare products and services	126.3	56.5	12.9%	7.8%
Laboratory workstations	0.0	1.9	0.0%	1.5%
Eliminations	(0.1)	(0.3)

Segment sub-total	542.7	313.2	13.1%	9.5%
Other charges:
Restructuring expense	(17.6)	(1.6)
Acquisition and integration costs	(32.0)	(9.7)
Inventory step-up	(20.7)	(60.3)

Operating income	$472.4	$241.6	11.4%	7.3%

      Consolidated. Operating income of $169.0 million and $472.4 million for the three and nine month periods ended September 30, 2005, respectively, reflects an increase of 85.7% and 95.5% from the comparable periods in 2004. Operating income as a percentage of net sales increased to 12.0% and 11.4% for the three and nine month periods ended September 30, 2005, respectively, from 7.3% for both comparable periods in 2004. Our operating income was favorably impacted by contributions from the Apogent and Oxoid transactions, the benefit of integration synergies, and improved profitability in organic margins for our scientific products and services segment and healthcare products and services segment.
      Scientific Products and Services. Operating income was $144.9 million and $416.5 million for the three and nine month periods ended September 30, 2005, respectively, compared to $112.3 million and $255.1 million for the comparable periods in 2004. Operating margins were 13.7% and 13.5% for the three and nine month periods ended September 30, 2005, respectively, compared to 11.9% and 10.3% for the comparable periods in 2004. The improvement in operating margins was primarily due to the effect of the Apogent and

Oxoid transactions during 2004. These acquisitions contributed to an increase in gross margin as a percentage of net sales with a partially offsetting increase in selling, general and administrative expenses as a percentage of sales. Operating margins also showed improvement during the three and nine month periods ended September 30, 2005, primarily due to integration synergies and fixed cost leverage. During 2005, we have experienced price increases in raw materials, including petroleum-based resins. We have been able to offset the majority of these raw material price increases through increased pricing and various cost savings measures. In the event we continue to experience raw material price increases, we will continue to implement initiatives to offset any impact; however, it is possible that due to market conditions we may not be able to offset some or all of these increases.
      Healthcare Products and Services. Operating income was $41.7 million and $126.3 million for the three and nine month periods ended September 30, 2005, respectively, compared to $32.4 million and $56.5 million for the comparable periods in 2004. Operating margins were 13.1% and 12.9% for the three and nine month periods ended September 30, 2005, compared to 11.8% and 7.8% for the comparable periods in 2004. The improvement in operating margins was primarily due to the impact of the Apogent merger during 2004. Apogent contributed to an increase in gross margin as a percentage of sales with a partially offsetting increase in selling, general and administrative expenses as a percentage of net sales. Operating margins improved significantly during the three and nine month periods ended September 30, 2005, primarily as a result of integration synergies, fixed cost leverage, and in the case of the nine month period a focus on margin improvement initiatives. During 2005, we have experienced price increases in raw materials, including petroleum-based resins. We have been able to offset the majority of these raw material price increases through increased pricing and various cost savings measures. In the event we continue to experience raw material price increases, we will continue to implement initiatives to offset any impact; however, it is possible that due to market conditions we may not be able to offset some or all of these increases.
      Laboratory Workstations. Operations were essentially breakeven at $(0.3) million and $0 million for the three and nine month periods ended September 30, 2005, respectively, compared to income of $0.8 million and $1.9 million for the comparable periods in 2004. Operating margins were (0.6)% and 0% for the three and nine month periods ended September 30, 2005, respectively, compared to 1.8% and 1.5% for the comparable periods in 2004. The decrease in operating margins was primarily the result of an increase in raw material costs and start-up costs associated with the transition of production to our new manufacturing facility in Mexico. With the transition of select products, we expect the move to this facility to be complete by the second quarter of 2006. We expect approximately breakeven results for this segment for the year ended December 31, 2005.
Restructuring Plan Activities
      During 2004, the Company implemented restructuring plans focused on the integration of certain international operations and the streamlining of domestic operations. These plans include the consolidation of office, warehouse, and manufacturing facilities. The Company closed five manufacturing facilities in 2004, has closed eight such facilities in 2005, and intends to consolidate an additional two manufacturing and distribution facilities during 2005.
      The following table summarizes the recorded accruals and activity related to the restructuring plans (in millions):

	December 31,	2005	2005		September 30,
	2004	Charges	Payments	Other	2005

2004 Plan termination benefits	$3.3	$11.5	$(11.2)	$(0.3)	$3.3
2004 Plan other charges	1.5	3.2	(1.5)	(1.3)	1.9

Total 2004 Plan	4.8	14.7	(12.7)	(1.6)	5.2
Other plans	1.5	2.9	(2.9)	(0.3)	1.2

Total restructuring	$6.3	$17.6	$(15.6)	$(1.9)	$6.4

      Charges incurred in 2005 relate primarily to termination benefits, including charges for severance, benefits, and outplacement services.

Discontinued Operations
      On April 5, 2005, the Company completed the sale of all of the capital stock of Atos Medical Holding AB (“Atos”), a manufacturer of ear, nose and throat medical devices, for approximately $110.0 million in cash. Atos was acquired in September 2003 in connection with the Company’s acquisition of Perbio Science AB and the results of Atos were previously included in our healthcare products and services segment. The Company realized a gain on the sale of Atos of approximately $17.0 million, net of taxes of $8.4 million. See Note 9 in the accompanying Notes to the Consolidated Financial Statements for a complete description of this transaction.
Interest Expense
      Interest expense for the three and nine month periods ended September 30, 2005 was $21.9 million and $80.1 million, respectively, a decrease of $6.8 million and an increase of $6.4 million, respectively, from the comparable periods in 2004. In the third quarter of 2005, the Company determined that interest rate swaps (collectively “the swaps”) associated with its LIBOR-based debt no longer qualified for hedge accounting. The elimination of hedge accounting from December 2003 through June 30, 2005, resulted in a reclassification of $1.5 million accumulated gain, net of tax, from Other Comprehensive Income (OCI) to Interest Expense in the third quarter of 2005 ($2.4 million pre-tax). In addition, in the third quarter of 2005, the Company terminated these swaps and recognized an incremental pre-tax gain of $2.9 million. This gain is classified in Interest Expense in the accompanying statement of operations (see Note 7). The decrease in interest expense for the third quarter from the comparable period in 2004 is attributable to the net gain on the termination of the swap agreements and reclassification of accumulated gain from OCI to interest expense associated with the elimination of hedge accounting and the redemption of 8 1/8% Senior Subordinated Notes due 2012 during the second quarter and 8% Senior Subordinated Notes due 2013 during the third quarter. The decrease was partially offset by the assumption and refinancing of debt upon the merger with Apogent in August 2004 and the issuance of $500 million of 6 1/8% Senior Subordinated Notes due 2015 in July 2005. The increase in interest expense for the nine month period ended September 30, 2005 compared with the comparable period in 2004 is attributable to an overall increase in our total debt balance primarily associated with the assumption and refinancing of debt upon the merger with Apogent, the issuance of $330 million of 3.25% Convertible Senior Subordinated Notes due 2024 in March 2004 to fund the acquisition of Oxoid and the issuance of $500 million of 6 1/8% Senior Subordinated Notes due 2015 in July 2005. This increase was partially offset by the redemption of 8 1/8% Senior Subordinated Notes due 2012 during the second quarter and 8% Senior Subordinated Notes due 2013 during the third quarter and the net gain on the termination of the swap agreements and reclassification of accumulated gain from OCI to interest expense associated with the elimination of hedge accounting.
Other Expense, net
      Other expense, net for the three and nine month periods ended September 30, 2005 was $36.0 million and $63.7 million, respectively, an increase of $21.1 million and $48.5 million from the comparable periods in 2004. Other expense for the three and nine month periods ended September 30, 2005 is primarily attributable to $32.0 million and $1.2 million of charges incurred in connection with our debt tender and open market purchase for the 8 1/8% Senior Subordinated Notes due 2012 and the $37.1 million of charges incurred in connection with the debt tender and redemption of 8% Senior Subordinated Notes due 2013, offset in part by interest income and investment income.
Income Tax Provision
      Our effective tax rate for the three and nine month periods ended September 30, 2005 was 16.1% and 22.5%, respectively, compared to 26.4% and 27.2% for the comparable periods in 2004. The decrease in the effective tax rate for the three and nine month periods ended September 30, 2005 was primarily due to tax benefits related to Apogent integration benefits, the impact of tax planning and the settlement of tax audits. We expect our tax rate for the full year to be approximately 23%, subject to the impact of further planning initiatives including potential repatriation of earnings under the American Jobs Creation Act of 2004. The

Company is considering repatriation options up to the maximum allowed by law. A decision regarding our plans to repatriate earnings will be reached by December 2005.
Liquidity and Capital Resources
      Cash generated from operating activities was $395.8 million for the nine month period ended September 30, 2005 as compared to $242.5 million for the comparable period in 2004. The increase in cash from operations was primarily due to an increase in net income as adjusted for items such as depreciation and amortization, amortization of debt discount and write off of debt premiums, redemption premiums and deferred financing fees, deferred income taxes, gain on sale of business and investments and loss on sale of property and impairment of property, plant and equipment. Increases in accounts receivable utilized $91.5 million of cash for the nine month period ended September 30, 2005 compared to a use of $2.3 million for the comparable period in 2004. This change in cash used by accounts receivable is primarily due to the impact of increased collections in the fourth quarter of 2004, the impact of the Apogent merger, and increased sales. A decrease in inventories was primarily the result of the amortization through cost of goods sold of the fair value step-up of inventory from acquired companies of $20.7 million and $60.3 million for the nine month periods ended September 30, 2005 and 2004, respectively. Accrued and other current liabilities utilized cash of $46.7 million for the nine month period ended September 30, 2005 as compared to a use of cash of $3.5 million for the comparable period in 2004. The increased use of cash was due in part to the timing of interest payments associated with debt issuances and repayments in 2004 and 2005 and due to cash used for income tax payments. Other assets and liabilities used cash of $6.0 million for the nine month period ended September 30, 2005 as compared to a use of cash of $31.7 million for the comparable period in 2004. The decreased use of cash was due in part to the timing of pension funding.
      Net cash used in investing activities was $246.6 million for the nine month period ended September 30, 2005 compared to cash used of $385.6 million for the comparable period in 2004. Cash used in investing activities for the nine month period ended September 30, 2005 was primarily attributable to the acquisitions of Cellomics Inc., Lancaster Laboratories, Inc. and McKesson BioServices. Cash was also utilized for capital expenditures related to investments in the Company’s bioscience business, facility expansion related to the integration of manufacturing facilities and the transfer of production to lower-cost facilities. This was offset in part by the cash proceeds from the sale of Atos. During the nine month period ended September 30, 2004, cash used in investing activities included the acquisition of Oxoid and Dharmacon in March and April 2004, respectively, as well as $57.1 million of capital expenditures, reflecting increased investments in Fisher’s microbiology, biosciences and clinical-services businesses.
      Net cash used in financing activities was $109.4 million for the nine month period ended September 30, 2005 compared to cash provided by financing activities of $356.0 million for the comparable period in 2004. During the period ended September 30, 2005, cash was primarily utilized for the cash tender offer, redemption, open market purchase and related expenses of the 8 1/8% Senior Subordinated Notes Due 2012, and 8% Senior Subordinated Notes due 2013. This was partially offset by the proceeds of 6 1/8% Senior Subordinated Notes due 2015 and the proceeds from the exercise of stock options. During the nine month period ended September 30, 2004, we issued $330 million of 3.25% Convertible Senior Subordinated Notes due 2024 to fund the acquisition of Oxoid and $300 million 6 3/4% Senior Subordinated Notes due 2014 to fund the tender offer for $250 million aggregate principal amount of 6 1/2% Senior Subordinated Notes due 2013 of Apogent.
      On March 15, 2005, the Board of Directors authorized a share repurchase program of up to $300 million of the Company’s common stock. The authorization for share repurchases extends through March 15, 2007. The program authorizes management, at its discretion, to repurchase shares from time to time on the open market or in privately negotiated transactions subject to market conditions and other factors. We believe that the share repurchase program provides additional capital structure flexibility and that we have adequate financial resources to fund any share repurchases given current cash levels and future expectations for cash flow. As of September 30, 2005, no shares have been repurchased under this program.

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
      On July 15, 2005, the Company issued $500 million of 6 1/8% Senior Subordinated Notes due 2015 pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company utilized approximately $343.8 million of the proceeds to complete a tender offer for $300.0 million of the 8% Senior Subordinated Notes due 2013. See Note 7 in the accompanying Notes to the Consolidated Financial Statements for further discussion.
      As of September 30, 2005, we had the ability to borrow an aggregate of $983.2 million under our account receivable securitization facility, revolving credit facility and term facility.
      We expect to satisfy our short-term funding requirements from operating cash flow, together with cash and cash equivalents on hand, available borrowings through our credit facility and amounts available under our receivables securitization facility (see “Item 8 — Financial Statements and Supplementary Data — Note 4 Accounts Receivable” in the Company’s Current Report on Form 8-K filed on July 12, 2005). We believe that these funding sources are sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. We may seek to raise additional funds from public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisition of businesses or products. There can be no assurance that additional funds will be available at all or that, if available, will be obtained at terms favorable to us. Additional financing could also be dilutive.
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

Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS 151 will have on the results of operations and financial position.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R supercedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement addressed the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the statement of operations. SFAS 123R is effective for the Company as of January 1, 2006. The Company currently accounts for share-based payments to employees under APB 25’s intrinsic value method. As such, the Company generally does not recognize compensation expense for options granted to employees. The Company will adopt the provisions of SFAS 123R under the modified prospective method, in which compensation cost for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS 123R and compensation cost for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS 123R is recognized based on SFAS 123. Tax benefits will be recognized related to the cost for share-based payments to the extent the equity instrument would ordinarily result in a future tax deduction under existing law. Tax expense will be recognized to write off excess deferred tax assets when the tax deduction upon settlement of a vested option is less than the expense recorded in the statement of operations (to the extent not offset by prior tax credits for settlements where the tax deduction was greater than the fair value cost). The Company is currently assessing the impact that SFAS 123R will have on the results of operations and financial position. The Company’s current estimates associated with 2006 indicate the Company will recognize equity-based compensation expense of approximately $0.30 per share. This amount is subject to revisions as the Company finalizes certain assumptions related to 2006, including the size and nature of awards and forfeiture rates. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financial cash flow rather than as operating cash flow as is currently required. The Company cannot estimate what the future tax benefits will be as the amounts depend on, among other factors, future employee stock option exercises. However, the amount of operating cash flows recognized in the nine month periods ending September 30, 2005 and 2004 for such excess tax deductions was $27.0 million and $18.1 million, respectively.
      In December 2004, the FASB issued Staff Position No. SFAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“AJCA”)(“FSP 109-1”). The AJCA introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The statement was effective immediately upon issuance. The Company has completed its assessment of the impact of FSP 109-1 and there was no material impact on the results of operations and financial position.
      In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The AJCA introduces a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company is assessing the impact of FSP 109-2 on the results of operations and financial position and expects to complete its assessment by December 31, 2005. The Company is considering repatriation options up to the maximum allowed by law.

      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 amends APB 20, concerning the accounting for changes in accounting principles, requiring retrospective application to prior periods’ financial statements for changes in an accounting principle, unless it is impracticable to do so. The effective date of SFAS 154 is for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 in fiscal 2006 and does not expect it to have a significant impact on the results of operations and financial position.
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

Interest Rate Risk Management
      Our primary interest rate exposures result from floating rate borrowings and investment activities utilized to maintain liquidity and fund business operations. Through September 30, 2005, our interest rate risk was mitigated through the use of interest rate swaps. These swaps were terminated in the third quarter of 2005. The potential loss in fair values is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a three and nine month periods due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would not have had a material impact on our fair values, cash flows or earnings for the three and nine month periods ended September 30, 2005 or 2004.

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
      Our primary currency rate exposures relate to our intercompany debt, trade payables and receivables, foreign cash and foreign currency forward and option contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a three and nine month period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in the currency exchange rates would not have had a material impact on our fair values, cash flows or earnings for the three and nine month periods ended September 30, 2005 or 2004.

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
      A hypothetical 10% change in our primary commodities would not have had a material impact on our fair values and cash flows for the three and nine month periods ended September 30, 2005 or our fair values for the three and nine month periods ended September 30, 2004. However, due to an increased raw material exposure from the merger with Apogent, a 10% change in market rates of petroleum-based resins or steel could have had a material impact on our earnings for the three and nine month periods ended September 30, 2005, and on our cash flows and earnings for the three and nine month periods ended September 30, 2004, at least in the short term due to contractual agreements with some customers that would not allow us to pass along such costs. During 2005, we have experienced price increases for certain petroleum based raw materials such as resin. We have been able to offset the majority of these raw material price increases through increased pricing and various cost savings measures.

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

PART II — OTHER INFORMATION

Item 4 —	Submission of Matters to Security Holders
      None

Item 6 —	Exhibits

Exhibit 10.01:	Fisher Scientific International Inc. 2005 Equity and Incentive Plan Restricted Stock Unit Agreement.

Exhibit 31.01:	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02:	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fisher Scientific International Inc.

/s/ Kevin P. Clark

Kevin P. Clark
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 9, 2005