Form 10-K
period 2005-12-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2006-02-21
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2005 was approximately $7,775,672,310.
      The number of shares of Common Stock outstanding as of February 1, 2006 was 123,520,652.
Documents Incorporated by Reference:
      The registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2006 is incorporated by reference into Part III.
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

FISHER SCIENTIFIC INTERNATIONAL INC.
FORM 10-K ANNUAL REPORT
December 31, 2005

PART I

Item 1.	Business
Our Business
      Fisher Scientific International Inc. (“Fisher,” the “Company,” “we,” “us” or “our”) is a leading manufacturer and supplier of products and services principally to the scientific-research and clinical laboratory markets. We serve pharmaceutical and biotechnology companies; colleges and universities; medical-research institutions; hospitals; reference, quality-control, process-control and research and development labs in various industries; as well as government agencies. From biochemicals, cell-culture media and proprietary RNAi technology to rapid-diagnostic tests, safety products and other consumable supplies, Fisher offers an array of products and services. This broad offering, combined with Fisher’s global supply chain and sales and marketing capabilities, helps make our customers more efficient and effective.
      We were founded in 1902 by Chester G. Fisher in Pittsburgh, Pennsylvania. In 1991 we were incorporated as a Delaware corporation and became a public company whose shares are listed on the New York Stock Exchange. Fisher is a Fortune 500 company and a component of the S&P 500, Russell 1000 and MSCI World indices. Our principal executive office is located at Liberty Lane, Hampton, New Hampshire 03842, and our telephone number is (603) 926-5911. Our Web site address is www.fisherscientific.com.
Competitive Strengths
      We believe that our key competitive strengths include our:

•	Broad product offering: We offer an extensive line of products that constitutes a virtual one-stop shop for the scientist, researcher and healthcare professional. This comprehensive offering of high-quality products includes proprietary products developed in our manufacturing facilities or exclusively sourced from some of the world’s leading scientific and clinical-laboratory suppliers. We actively invest in the development of our self-manufactured product portfolio. Given the complexity of dealing with multiple suppliers providing thousands of products and the pressure to improve efficiency and reduce costs, our customers increasingly look to us to meet their diverse product requirements in a timely and cost-effective manner.

•	Enhanced suite of outsourced services: We provide a wide range of outsourced services, from supply-chain management and custom chemical synthesis to clinical-trial packaging and distribution, analytical-laboratory testing and biological sample storage. Our suite of services helps our customers reduce their costs, enabling them to engage in more productive research activities.

•	Global distribution network: We have a world-class supply chain that allows us to reduce end-to-end procurement costs for our multinational customers. Utilizing state-of-the-art systems and our global footprint, we serve our customers in more than 150 countries on a cost-effective basis.

•	Comprehensive channel position: We believe we occupy a pivotal position in the globally integrated supply chain for suppliers and end users, by combining our global distribution capabilities with an extensive portfolio of proprietary products and value-added services. By constantly expanding our product and service offerings and leveraging operational efficiencies, we can further enhance our position with both our customers and suppliers.
Business Segments and Products
      Our operations are organized into three reporting segments: scientific products and services, healthcare products and services, and laboratory workstations.
      Approximately 65% of our revenue is generated from the sale of higher-margin proprietary products, which are products that we manufacture, private-label products and products that we distribute on an exclusive basis. Our remaining revenues are generated from the sale of products we source on a nonexclusive basis from our suppliers. Approximately 80% of our revenue is generated from the sale of consumable products.

Scientific products and services
      The scientific products and services segment manufactures and sells products and services primarily to entities conducting scientific research, including drug discovery and drug development, quality and process control and basic research and development, as well as to third-party distributors. Our businesses in this segment manufacture and/or distribute a broad range of biochemicals and bioreagents; organic and inorganic chemicals; sera; cell-culture media; sterile liquid-handling systems; microbiology media and related products; and other scientific research-related consumable products, instruments and equipment. Our businesses in this segment also distribute safety-related products, such as personal-protection equipment, respiratory-protection systems, environmental monitoring and sampling equipment, and other safety and clean-room supplies. Additionally, businesses in this segment provide services to pharmaceutical and biotechnology companies engaged in clinical trials, including specialized packaging, over-encapsulation, labeling and distribution for phase III and phase IV clinical trials, analytical testing, biological-specimen management, as well as combinatorial chemistry, custom-chemical synthesis and supply-chain management.
      We estimate that the markets served by this segment total approximately $40 billion and include the following: global scientific-research market, estimated at approximately $23 billion with an estimated growth rate of 5% to 8% annually; global biopharma-production supplies market estimated at approximately $5 billion with an estimated growth rate of 15% to 25% annually; and U.S. lab safety and personal-protection market estimated at approximately $12 billion with a projected growth rate equal to the overall gross domestic product growth rates, impacted by prospective changes in regulations. Scientific research revenues are primarily driven by customer spending on research and development. The increased customer demand for products and services that create or provide greater efficiency in and lower the costs of drug development also drives growth in this market. The U.S. lab-safety and personal-protection market is affected by environmental and safety regulations, the growth in homeland security spending and increased focus on bioterrorism protection.
      Sales in the scientific products and services segment, including intersegment sales, represented approximately $4,141.2 million or 74% of our total sales in 2005. Proprietary products and services in this segment are sold under such brand names as Fisherbrand®, Fisher Clinical Services®, ABgene®, Acros Organicstm, ART®, Barnstead®, Cole-Parmer®, Endogen®, HyClone®, Maybridge®, Masterflex®, Matrix®, Dharmacon®, MBP®, Nalgene®, Nunc®, Oxoid®, Pierce® and Remel®, among others.

Healthcare products and services
      Businesses in our healthcare products and services segment manufacture and distribute an array of diagnostic kits and reagents, equipment, instruments and other consumable products to hospitals, clinical laboratories, reference laboratories and physicians’ offices, as well as third-party distributors located primarily in the U.S. Other businesses in this segment provide outsourced manufacturing services for diagnostic reagents, calibrators and controls to the healthcare and pharmaceutical industries. We estimate the domestic clinical-laboratory market to be approximately $10 billion and growing at a rate of 4% to 5% annually.
      Sales in the healthcare products and services segment are fueled by the administration and evaluation of diagnostic tests. We believe that the aging population as well as the increased demand for the development of new specialty diagnostic tests will result in increased market growth.
      Sales in this segment, including intersegment sales, represented approximately $1,304.4 million or 23% of our total sales in 2005. Combined sales of a broad range of products obtained from our two largest suppliers accounted for approximately 31% of sales in this segment. Proprietary products in the healthcare products and services segment are sold under such brand names as Fisherbrand®, Fisher Diagnostics®, Erie Scientific®, Microgenics®, MAS®, Richard-Allan Scientific® and Seradyn®.

Laboratory workstations
      The laboratory-workstations segment primarily manufactures and sells workstations and fume hoods for laboratories. Our product offerings include steel, wood and plastic laminate casework systems, adaptable furniture systems, airflow products and various other laboratory fixtures and accessories. Products in the laboratory-workstations segment are sold under such brand names as Fisher Hamilton®, Horizon®, Concept®, SafeAire® and Pioneer®. The laboratory-workstations market is highly competitive in both pricing and the cost of manufacturing. The market is project-based and is influenced by capital-spending cycles. Sales in the laboratory workstations segment, including intersegment sales, represented approximately $200.6 million, or 3% of total sales, in 2005.
Customers
      We have a broad and diversified customer base. We do not rely on any single customer or one group of customers for a material portion of our sales. No single customer accounted for more than 3% of our total sales in any of the past three years.
      Scientific products and services: The businesses in this segment primarily serve pharmaceutical and biotechnology companies, colleges and universities, medical-research institutions, hospital-research labs, government agencies, original equipment manufacturers, quality-control, process-control and other research and development laboratories as well as third-party distributors worldwide.
      Healthcare products and services: The businesses in this segment primarily serve hospitals, clinical laboratories, reference laboratories, physicians’ offices, original equipment manufacturers and third-party distributors located mostly in the U.S.
      Laboratory workstations: This segment primarily serves pharmaceutical and biotechnology companies, medical-research institutions, colleges, universities and secondary schools, as well as hospitals and reference labs worldwide.
Competition
      Due to our broad product and service offering, we do not believe that any single company competes directly with our full range of products and services. Our markets are highly competitive and we have many competitors in our different product categories. We believe we are well positioned to compete effectively in each category. Our competitors in each of our reporting segments include the following:
      Scientific products and services: Our competitors in this segment include a broad range of manufacturers and third-party distributors. We compete on the basis of a broad product offering, innovative technologies, product differentiation, availability and reliability, service and price.
      Healthcare products and services: Our competitors in this segment include a broad range of manufacturers and third-party distributors. We compete primarily on the basis of innovative technologies, product differentiation, value and service.
      Laboratory workstations: Our competitors in this segment include Kewaunee Scientific and a number of smaller contractors. We compete primarily on the basis of quality, product innovation, project-management skills and price.
Sales and Distribution
      We market and sell our products and services through a direct sales force, customer-service professionals, electronic commerce, third-party distributors and various catalogs. The Fisher Catalog has been published for more than 100 years and is an internationally recognized scientific supply reference. We publish more than 3 million copies of our various catalogs each year in eight different languages. Our e-commerce product references are showcased by our Web site www.fishersci.com, which is a leading e-commerce site supporting the scientific-research community.

      We have approximately 3,100 sales and marketing professionals augmented by approximately 800 highly trained technical specialists who enable us to better meet the needs of our more technical end-users. We also provide customers with an efficient ordering system, product standardization and other supply-chain-management services to reduce procurement costs. Because timeliness is critical to our customers, in the United States our distribution businesses ship approximately 95% of all orders within 24 hours of order placement.
      Our international distribution network consists of facilities in Europe, Canada, Asia and Latin America, as well as dealers located in countries where we do not have operations. We have 28 distribution facilities in 13 countries, augmented by sales offices in 20 countries and independent dealers in more than 100 countries.
      We deliver our products through third-party carriers and our own fleet of delivery vehicles. Third-party carriers include United Parcel Service (“UPS”), Federal Express, DHL and other carriers, including national and regional trucking firms, overnight carrier services and the U.S. Postal Service.
Manufacturing and Distribution
      We manufacture our products throughout North America, Europe and Asia. Our manufacturing facilities are organized around groups of similar product categories. We sell our manufactured products through our distribution businesses and through third-party distributors, including Cardinal Health and VWR International.
      During 2005, our Lab Workstations business commenced operations at its new facility in Mexico. For information regarding the locations of our principal manufacturing facilities, refer to “Item 2-Properties.”
      Raw materials and supplies for our product and service offerings are generally available in adequate quantities. While there are some raw materials that we obtain from a single supplier, we are not dependent on any one supplier for a significant portion of our raw materials. Raw-material and fuel prices are subject to fluctuations due to market conditions. We employ many strategies, including the use of alternative materials and the use of derivative instruments, to mitigate the effect of these fluctuations on our results. During 2005, we experienced price increases in certain raw materials, including petroleum-based resins. To date, we have been able to minimize the effect of a portion of these increases by raising prices and implementing various cost-saving measures.
      We do not report backlog for our scientific products and services and healthcare products and services segments because turnaround time from order placement to fulfillment generally is within 48 hours. Our laboratory-workstations segment is project-based, selling primarily through a competitive bidding process. As such, this segment maintains a backlog of work. Our backlog for this segment was approximately $97.6 million and $134.0 million as of December 31, 2005, and 2004, respectively. A majority of backlog orders for this segment is filled within one year.
Research and Development
      We are increasing our investment in research and development within certain businesses to create innovative new products that both complement and update our existing offering. Substantially all of our research and development activities to date have been conducted in the United States, but we are expanding our research and development initiatives overseas. These activities take place primarily in our life-science, immunodiagnostic, clinical and research consumable and lab equipment businesses. Specific initiatives are focused on cell-culture media and sera, single-use disposable-bioprocess containers, immunohistochemistry products, protein chemistry, bioreagents, antibodies, microbiology, and RNAi technology. Our aggregate research and development expenses were approximately $44.2 million, $36.7 million and $11.8 million for the three years ended December 31, 2005, 2004 and 2003, respectively. Research and development expenses of $1.5 million and $0.5 million for 2004 and 2003, respectively, were included in discontinued operations. We expect our research and development expenses to continue to increase during 2006.

Intellectual Property
      We own or license an extensive number of patents, trademarks, trade names and service marks in the United States and abroad. Our patents, trademarks and licenses are viewed as assets of our operations. Except for certain trade names and trademarks such as “Fisher Scientific,” “Barnstead,” “Cellomics,” “Cole Parmer,” “Hamilton,” “HyClone,” “Microgenics,” “Nalgene,” “Oxoid,” and “Remel,” we do not believe that any patent or group of patents, trademark or license is, in and of itself, essential to us such that its loss would materially affect our business as a whole.
Government Contracts
      We transact business with various government agencies and through various government contracts at the Federal, state and local levels. Our contracts with these agencies include both purchase orders for specific products or services and contracts with base terms, typically of one to two years, with extension options available at the government’s discretion. Although it is unlikely, it is possible that a renegotiation or termination of one or more of our government contracts, or a reduction in the profits or fees we receive thereunder, would result in a material adverse effect on our financial results.
Acquisitions and Divestiture
      Since our initial public offering in 1991, we have strategically pursued acquisitions that we believe will help drive cash flow and profit growth. Our recent acquisitions have expanded our geographic presence and the breadth of our product and service offering, enhancing our life-science products portfolio. These acquisitions have also accelerated our revenue growth, enhanced margins and increased cash flow.
      Our principal focus for acquisitions are companies that manufacture consumable products for use in life science research and immunodiagnostic applications as well as businesses providing outsourcing services to pharmaceutical and biotech companies. We are also interested in continuing to consolidate and enhance the efficiency of our customers’ supply chains, particularly in the global scientific research market. The following is a brief description of acquisitions and a disposition completed in 2005.
      On August 31, 2005, we acquired privately held Cellomics, Inc. (“Cellomics”) for approximately $49 million, including the assumption of approximately $10 million in debt and approximately $4 million in other assumed seller transaction costs. Cellomics operates in the high content screening segment of the cellular-analysis market. Cellomics develops instrumentation, reagents, bioassays and software used to provide information on functional changes in fixed and living cells. The results of operations of Cellomics have been included in our scientific products and services segment from the date of acquisition.
      On August 6, 2005, we acquired privately held Lancaster Laboratories, Inc. (“Lancaster Laboratories”) for approximately $150 million in cash. Lancaster Laboratories performs pharmaceutical and industrial analytical testing. The results of operations of Lancaster Laboratories have been included in our scientific products and services segment from the date of acquisition.
      On July 31, 2005, we acquired McKesson BioServices, a unit of McKesson Corporation, for approximately $64 million in cash. McKesson BioServices manages biological specimens and clinical-trial materials for government institutions and pharmaceutical and biotech companies. The results of operations of McKesson BioServices have been included in our scientific products and services segment from the date of acquisition.
      On April 5, 2005, we completed the sale of Atos Medical Holding AB (“Atos”), a manufacturer of ear, nose and throat devices, for approximately $110 million in cash. As a result of the divestiture, we have reflected the account balances and activities of Atos as discontinued operations in our consolidated financial statements. Atos was acquired in September 2003 in connection with our acquisition of Perbio Science AB.

Environmental Matters
      We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and other countries. U.S. federal environmental legislation that affects us includes the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”). We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”) concerning employee safety and health matters. The United States Environmental Protection Agency (“EPA”), OSHA, and other federal agencies have the authority to promulgate regulations that have an effect on our operations.
      In addition to these federal activities, various states have been delegated certain authority under the aforementioned federal statutes as well as having authority over these matters under state laws. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements.
      A number of our operations involve the handling, manufacturing, use or sale of substances that are or could be classified as toxic or hazardous materials within the meaning of applicable laws. Consequently, some risk of environmental harm is inherent in our operations and products, as it is with other companies engaged in similar businesses.
      Our expenses for environmental requirements are incurred generally for ongoing compliance and historical remediation matters. Based on current information, we believe that these compliance costs are not material. For historical remediation obligations, our expenditures relate primarily to the cost of permitting, installing, and operating and maintaining groundwater-treatment systems and other remedial measures. These aggregate expenses were approximately $0.8 million in 2005, $0.8 million in 2004 and $1.0 million 2003. We estimate our aggregate expenses for these environmental remediation matters will continue to be approximately $1.0 million per year.
      Our Fair Lawn and Somerville, New Jersey, facilities are the subject of administrative consent orders issued by the New Jersey Department of Environmental Protection in 1984. Our Rockford, Illinois, facility is subject to a Resource Conservation and Recovery Act (“RCRA”) corrective action program administered by the Illinois Environmental Protection Agency. We are required to maintain groundwater-remediation activities at these sites. As the owner of the Fair Lawn facility, we are listed as a potentially responsible party for remediation within an area called the Fair Lawn Wellfields Superfund Site. This site was listed in 1983 on the National Priority List under CERCLA. Both New Jersey sites are also the subjects of CERCLA National Resources Damages claims. Based on current information, the expected remediation costs for these sites are not material individually or in the aggregate.
      We have also been notified that we are among the potentially responsible parties under CERCLA or similar state laws for the costs of investigating or remediating contamination at various other third-party sites. Based on current information, costs associated with these sites are not material individually or in the aggregate.
      We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters were $32.6 million and $32.2 million at December 31, 2005, and 2004, respectively.
      These environmental liabilities do not include third-party recoveries to which we may be entitled. We believe that our accrual is adequate for the environmental liabilities we currently expect to incur. As a result, we believe that our ultimate liability with respect to environmental matters will not have a material adverse effect on our financial position, results of operations or cash flows. However, we may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations, and the effect of changes in accounting rules, which could have a material adverse effect on our financial position, results of operations or cash flows.
Regulatory Affairs
      Our operations, and some of the products we offer, are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation and distribution of chemicals, drugs and other similar products, including the operating and security standards of the United States Drug Enforcement Administration, the Bureau of Alcohol, Tobacco, Firearms and Explosives, the Food and Drug Administration, and various state boards of pharmacy as well as comparable state and foreign agencies. As Fisher’s businesses also include export and import activities, we are subject to pertinent laws enforced by the U.S. Departments of Commerce, State and Treasury. In addition, our logistics activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. While we believe we are in compliance in all material respects with such laws and regulations, any noncompliance could result in substantial fines or otherwise restrict our ability to provide competitive distribution services and thereby have an adverse effect on our financial condition. To date, none has had a material impact on our operations. For information regarding legal proceedings, refer to “Item 3 — Legal Proceedings.”

Executive Officers of the Registrant
      Our executive officers and directors, and their ages and positions as of February 13, 2006, are as follows:

Executive Officers and Directors	Age	Position

Paul M. Montrone	64	Chairman of the Board and Chief Executive Officer
Paul M. Meister	53	Vice Chairman of the Board
David T. Della Penta	58	President and Chief Operating Officer
Kevin P. Clark	43	Vice President and Chief Financial Officer
Thomas L. Rea	58	Senior Vice President, Corporate Services
Rosanne F. Coppola(3)	55	Director
Michael D. Dingman(2)(3)	74	Director
Bruce L. Koepfgen(2)	53	Director
Simon B. Rich(1)	61	Director
Charles A. Sanders, M.D.(3)	74	Director
Scott M. Sperling(2)	48	Director
W. Clayton Stephens(1)	63	Director
Richard W. Vieser(1)	78	Director

(1)	Member of Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee
      Paul M. Montrone has served Fisher as an executive officer and director since 1991. Mr. Montrone has been Chairman of the Board of Fisher since March 1998 and the Chief Executive Officer of Fisher since 1991. Mr. Montrone served as President and a director from 1991 to 1998.
      Paul M. Meister has served Fisher as an executive officer since 1991 and a director since 1998. Mr. Meister has been Vice Chairman of the Board since March 1998 and served as Executive Vice President and Chief Financial Officer of Fisher from March 1998 to February 2001. He was Senior Vice President and Chief Financial Officer of Fisher from 1991 to March 1998. Mr. Meister is a director of LKQ Corporation and M & F Worldwide Corp.

      David T. Della Penta has served Fisher as an executive officer since 1998. Mr. Della Penta has been President and Chief Operating Officer since April 1998. Prior to 1998, Mr. Della Penta served as President of Nalge Nunc International Corporation, a subsidiary of Sybron International Corporation (the former name of our recently merged subsidiary, Apogent), a manufacturer of laboratory products.
      Thomas L. Rea has served Fisher as an executive officer since 2005, when he was elected Senior Vice President, Corporate Services. Mr. Rea served as Senior Vice President, Human Resources from January 1995 to June 2005.
      Kevin P. Clark has served Fisher as an executive officer since 1996. Mr. Clark has been Vice President and Chief Financial Officer since March 2001. He served as Vice President and Controller from May 1998 to February 2001. Mr. Clark served as our Vice President and Treasurer from September 1997 to May 1998, and as Assistant Treasurer from 1995 to 1997.
      Rosanne F. Coppola has been a director at Fisher since 2005. Ms. Coppola served as Divisional Executive, Global Loans of Citicorp from 1994 until her retirement in 1998 and Business Head, Institutional Recovery Management from 1990 to 1994. Ms. Coppola was also Business Head, Leveraged Capital Division from 1985 to 1990 and Senior Transactor from 1978 to 1985 of Citicorp Industrial Credit, Inc. Ms. Coppola is a director of M & F Worldwide Corp.
      Michael D. Dingman has been a director at Fisher since 1991. Mr. Dingman has been President of Shipston Group Ltd. (international investments) since 1994. Mr. Dingman was Chairman of the Board of Fisher from 1991 to 1998.
      Bruce L. Koepfgen has been a director at Fisher since 2005. Mr. Koepfgen has been CEO, Oppenheimer Capital since May 2003. From 1999 to 2003, Mr. Koepfgen was a private investor and President of Koepfgen Company LLC, a management consulting firm. Prior to 1999, Mr. Koepfgen spent 23 years with Salomon Brothers Inc. (15 years as Managing Director) in a number of executive positions. At the time of his departure, he was Co-Head of Fixed Income Sales and managed its Chicago office. He was also Chairman of Salomon Analytics, a company that provides analytic tools for institutional investors.
      Simon B. Rich has been a director at Fisher since August 2004. Mr. Rich served as Chairman of Louis Dreyfus Natural Gas Corp. (now Dominion Exploration & Production, Inc.) from 1996 until his retirement in 2001 and President and Chief Executive Officer from 1993 to 1996. Mr. Rich was Chief Executive Officer and Executive Vice President of Louis Dreyfus Holding Company from 1998 to 2000 and from 1986 to 1990, respectively.
      Charles A. Sanders, M.D. has been a director at Fisher since May 2003. Dr. Sanders has served as Chairman of the Foundation for National Institutes of Health since 1997. Dr. Sanders served as Chief Executive Officer of Glaxo Inc. from 1989 to 1994 and was Chairman of the Board from 1992 to 1995. Dr. Sanders is Chairman of the Board of Icagen, Inc. and is a director of BioPure Corp., Cephalon Inc., Genentech Inc. and Vertex Pharmaceuticals.
      Scott M. Sperling has been a director at Fisher since January 1998. Mr. Sperling has been employed by Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company, since prior to 1999. Mr. Sperling currently serves as Co-President of Thomas H. Lee Partners, L.P. Mr. Sperling is a director of Houghton Mifflin Co., ProSiebenSat.1 Media AG, Vertis, Inc., Warner Music Group Inc., and Warner Music Group Corp.
      W. Clayton Stephens has been a director at Fisher since November 2002. Mr. Stephens founded Warren Capital Corporation in 1984 and has served as a Director and President of the firm since that time. Mr. Stephens is a member of the Advisory Board of Sonoma National Bank.
      Richard W. Vieser has been a director at Fisher since August 2004. Mr. Vieser retired as Chairman of the Board, President and CEO of Lear Siegler, Inc., FL Industries, Inc. and FL Aerospace in 1989. He serves as Chairman Emeritus of Varian Medical Systems, Inc. and he is a director of Viasystems Group, Inc.

Employees
      As of December 31, 2005, we had approximately 19,500 full-time employees. Of these employees, approximately 13,000 were located in the United States. We consider our relations with employees to be good.
      We have several collective bargaining agreements that include manufacturing employees in our laboratory-workstation segment, certain manufacturing employees in other U.S. operations and certain employees located in Europe.
Foreign and Domestic Operations, Segment Data and Export Sales
      For information regarding foreign and domestic operations, segment data and export sales, refer to “Item 8 — Financial Statements and Supplementary Data — Note 19 — Segment and Geographic Financial Information.”
Availability of Reports and Other Information
      We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any documents that we file at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public free of charge at the SEC’s Web site at www.sec.gov.
      Our Web site address is www.fisherscientific.com. All of our filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge on our Web site as soon as reasonably practical after being filed electronically with, or furnished to, the SEC. The content on our Web site does not constitute part of this annual report. We also make available our Corporate Governance Guidelines, and our Code of Business Conduct on our Web site. Additionally, paper copies of these documents may be obtained free of charge by writing our Investor Relations Department at our principal executive office located at Liberty Lane, Hampton, NH 03842.
      Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “FSH.” Reports and other information concerning Fisher are also available at the office of the NYSE, 20 Broad Street, New York, New York 10005.
Corporate Governance
      We complied with all of the NYSE corporate governance standards prior to their approval by the SEC. Eight of our 10 Board members are independent and have no significant financial, business or personal ties to the Company or management and all of our Board committees are comprised of independent directors. The Board adopted Corporate Governance Guidelines and a Code of Business Conduct, which has been communicated to employees and posted on our Web site. We have established a process through which employees, either directly or anonymously, can notify management of alleged accounting and auditing concerns or violations of our Code of Business Conduct, including fraud. We created an internal Disclosure Committee that meets regularly, and we adopted disclosure procedures and guidelines to help ensure that our public disclosures are accurate and timely. A copy of our Corporate Governance Guidelines and Code of Business Conduct are available on our Web site at www.fisherscientific.com under the “Investor Info — Corporate Governance” caption.

Item 1A.	Risk Factors
      Our business is subject to a number of important risks and uncertainties. You should carefully consider the risk factors below as well as all the other information we have included in this Form 10-K.

Our growth strategy to acquire new businesses may not be successful and the integration of future acquisitions may be difficult and disruptive to our ongoing operations.
      Acquisitions are an important part of our growth strategy. Since 1991, we have acquired more than 40 businesses and we routinely review additional potential acquisition opportunities. Despite our successful record in integrating the companies we have acquired, certain risks exist, including the potential for:

•	management’s attention being diverted to the integration of the acquired businesses;

•	difficulties in integrating the operations and systems of the acquired businesses and in realizing operating synergies; and

•	difficulties in assimilating and retaining employees and customers of the acquired companies.
      None of these difficulties has historically been material, but if they were to be in the future, we may be unable to implement a portion of our growth strategy. In addition, we compete with other companies to acquire suitable acquisition targets and may not be able to acquire certain targets that we seek. Also, certain of the businesses we have acquired may not generate the cash flow and earnings or yield other benefits that we anticipated at the time of their acquisition. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, the acquisition may adversely affect our profitability. In addition, if we are unable to hire and retain key management personnel, we may not be able to execute our acquisition strategy.

Our results of operations depend on our customers’ research and development efforts; these efforts and the spending on them are beyond our control, and our results of operations may be adversely affected if our customers do not continue expending sufficient resources on these activities.
      A significant number of our customers include entities active in scientific or technological research in the scientific research and clinical laboratory markets in the United States and internationally. Research and development budgets and activities have a large effect on the demand for our products and services. Our customers determine their research and development budgets based on several factors, including the need to develop new products, government funding, competition and the general availability of resources. In addition, as we continue to expand our international operations, the research and development spending levels in other markets will become increasingly important to us. Although we expect continued increases in scientific and technology-related research and development spending in the United States and worldwide, such spending may decrease or become subject to cyclical swings.

Because we compete directly with certain of our largest customers and product suppliers, our results of operations could be adversely affected in the short term if these customers or suppliers abruptly discontinue or significantly modify their relationship with us.
      Our largest customer in the scientific products and services segment and our largest customer in the healthcare products and services segment are also significant competitors. Our business may be harmed in the short term if our competitive relationship in the marketplace with these customers results in a discontinuation of their purchases from us. In addition, we manufacture products that compete directly with products that we source from third-party suppliers. We also source competitive products from multiple suppliers. Our business could be adversely affected in the short term if any of our large third-party suppliers abruptly discontinues selling products to us.

We may incur impairment charges on our goodwill and intangible assets with indefinite lives that would reduce our earnings.
      We are subject to Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,”(“SFAS 142”) which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if an event occurs, such as a downturn in our business or the loss of a significant customer, that would more likely than not reduce the fair value of the asset below its carrying amount. As of December 31, 2005, goodwill and other intangible assets with indefinite lives represented approximately 57% of our total assets. If we determine that there has been an impairment, our financial results for the relevant period will be reduced by the amount of the impairment, net of income tax effects, if any.
We rely heavily on manufacturing operations to produce the products we sell, and our business could be adversely affected by disruptions of our manufacturing operations.
      We rely upon our manufacturing operations to produce many of the products we sell. Any significant disruption of those operations for any reason, such as strikes or other labor unrest, power interruptions, fire, or other events beyond our control could adversely affect our sales and customer relationships and therefore adversely affect our business. Although most of our raw materials are available from a number of potential suppliers, our operations also depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at a reasonable price, we may not be able to produce certain of our products or we may not be able to produce certain of these products at a marketable price, which could have an adverse effect on our results of operations.
We have implemented, and will continue to implement, various cost-savings initiatives that may not achieve the anticipated results.
      We have implemented and approved a number of programs designed to reduce costs. We also expect that we will continue to identify opportunities for operational efficiencies and implement programs designed to achieve these efficiencies. Such programs will require, among other things, the consolidation and integration of facilities, functions, systems, and procedures, all of which present significant management challenges. There can be no assurance that such actions will be accomplished as rapidly as anticipated or that the full extent of expected cost reductions will be achieved.
      During 2005, most of our cost savings initiatives related to the integration of Apogent businesses. The integration of Apogent and the associated cost savings programs proceeded as planned during 2005.
Our indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.
      As of December 31, 2005, we had total indebtedness of $2,210.1 million. In addition, as of December 31, 2005, we had the ability to incur an additional aggregate amount of $988.5 million of indebtedness under our existing accounts receivable securitization facility and revolving credit facility. Further borrowing under those facilities or incurring any other additional indebtedness would increase our leverage and our risks. Our debt agreements permit us to incur or guarantee additional indebtedness, subject to limitations set forth in those agreements.
      Our indebtedness could negatively affect our operations in a number of ways including:

•	increasing our vulnerability to generally adverse economic and industry conditions;

•	reducing the availability of our cash flows to fund working capital, capital expenditures, research and development efforts, program investment efforts and other general corporate needs;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	exposing us to the risk of increased interest rates because some of our debt has variable interest rates; and

•	limiting our ability to borrow additional funds.
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

Because we rely heavily on third-party package-delivery services, a significant disruption in these services or significant increases in prices may disrupt our ability to ship products, increase our costs and lower our profitability.
      We ship a significant portion of our products to our customers through independent package delivery companies, such as UPS and Federal Express in the U.S. and DHL in Europe. We also maintain a small fleet of vehicles dedicated to the delivery of our products and ship our products through other carriers, including national and regional trucking firms, overnight carrier services and the U.S. Postal Service. If UPS or another third-party package-delivery provider experiences a major work stoppage (as UPS did in 1997), preventing our products from being delivered in a timely fashion or causing us to incur additional shipping costs we could not pass on to our customers, our costs could increase and our relationships with certain of our customers could be adversely affected. In addition, if UPS or our other third-party package-delivery providers increase prices, and we are not able to find comparable alternatives or make adjustments in our delivery network, our profitability could be adversely affected.

We are subject to regulation by various federal, state and foreign agencies that require us to comply with a wide variety of regulations, including those regarding the manufacture of products, the shipping of our products and environmental matters.
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
      We depend heavily on the services of our senior management, including Paul M. Montrone, our Chairman of the Board and Chief Executive Officer, and Paul M. Meister, our Vice Chairman of the Board, both of whom are important to our acquisition and earnings-growth strategy. We believe our future success will depend upon the continued services of our senior management. Our business could be adversely affected by the loss of any member of our senior management, including Mr. Montrone or Mr. Meister. We do not maintain key-man life insurance in respect of Mr. Montrone or Mr. Meister.

We are subject to economic, political and other risks associated with our significant international sales and operations, which could adversely affect our business.
      We conduct international operations through a variety of wholly owned subsidiaries, majority-owned subsidiaries, joint ventures, equity investments and agents located in North and South America, Europe, the Far East, the Middle East and Africa. A significant portion of the revenues of our international operations is generated in Europe. Expansion of these activities could increase the risks associated with our international operations. Sales outside the United States were approximately 25% and 24% of total sales in 2005 and 2004, respectively. We anticipate that sales from international operations will continue to represent a growing portion of our revenues. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including:

•	changes in the political or economic conditions in a country or region, particularly in developing or emerging markets;

•	future fluctuations in exchange rates;

•	trade-protection measures and import-or export-licensing requirements;

•	differing tax laws and changes in those laws;

•	difficulty in staffing and managing widespread operations; and

•	differing regulatory requirements and changes in those requirements.

We may be unable to adjust to rapid changes in the healthcare industry, some of which could adversely affect our business.
      The healthcare industry has undergone significant changes in an effort to reduce costs. These changes include:

•	development of large and sophisticated groups purchasing medical and surgical supplies;

•	wider implementation of managed care;

•	legislative healthcare reform;

•	consolidation of pharmaceutical companies;

•	increased outsourcing of certain activities, including to low-cost offshore locations; and

•	consolidation of distributors of pharmaceutical, medical and surgical supplies.
      We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing the delivery or pricing of healthcare services or mandated benefits, may cause healthcare-industry participants to purchase fewer of our products and services or to reduce the prices they are willing to pay for our products or services.

We may incur unexpected costs from increases in fuel and raw material prices, which could reduce our earnings and cash flow.
      Our primary commodity exposures are for fuel, petroleum-based resins, steel and serum. During 2005, we experienced price increases in fuel and raw materials, including petroleum-based resins. We were able to minimize the impact of these price increases through higher prices to customers and various cost-saving measures. While we will continue to implement such initiatives to minimize the impact of future price increases, our earnings and cash flows could be adversely affected in the event these measures were insufficient to cover our costs.
      For further discussion regarding our commodity risks refer to “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk — Commodity Risk Management.”

If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.
      We depend on the information systems throughout our Company to manufacture products, process orders, manage inventory, process shipments to customers and respond to customer inquiries. If we were to experience a prolonged disruption in the information technology systems that involve our interactions with customers and suppliers, it could result in the loss of sales and customers, which could adversely affect our business.
Exchange rate fluctuations may adversely affect our business.
      Since we are a multinational corporation that sells products and sources products in many different countries, changes in exchange rates could adversely affect our cash flows and results of operations. Our businesses occasionally invoice third-party customers or are invoiced for product purchases in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency result in foreign currency transaction gains and losses, which could adversely affect our cash flows and our results of operations. Furthermore, reported sales and purchases made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effects of exchange-rate fluctuations upon future operating results.
      For further discussion regarding our currency risks refer to “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk — Currency Risk Management.”

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our principal executive offices are located in Hampton, New Hampshire. We believe that our property and equipment are generally well maintained, in good operating condition and adequate for our present needs. The inability to renew any short-term real property lease would not have a material adverse effect on our operations.
      The following table identifies our principal facilities, defined as those measuring approximately 100,000 square feet or more. Properties identified are owned unless otherwise indicated:

Scientific Products and Services
Allentown, Pennsylvania(b)	Manufacturing
Basingstoke, United Kingdom(a)	Manufacturing
Dubuque, Iowa(b)	Manufacturing
Geel, Belgium	Manufacturing
Fair Lawn, New Jersey	Manufacturing
Horsham, United Kingdom(b)	Laboratory
Lenexa, Kansas(b)	Manufacturing
Logan, Utah(b)	Manufacturing
Loughborough, United Kingdom(a)	Manufacturing
Milwaukee, Wisconsin	Manufacturing
Pittsburgh, Pennsylvania(a)	Offices and Laboratory
Rochester, New York	Manufacturing
Rockwood, Tennessee(b)	Manufacturing and Distribution
Roskilde, Denmark	Manufacturing
San Diego, California(a)	Distribution
San Fernando, California(b)	Manufacturing
Schwerte, Germany(a)	Offices and Distribution
Selangor, Malaysia	Manufacturing
Somerville, New Jersey	Manufacturing
Lancaster, Pennsylvania	Laboratory

Vernon Hills, Illinois(a)	Distribution
Whitby, Canada	Distribution

Healthcare Products and Services
Auburn, Alabama(b)	Manufacturing and Distribution
Fremont, California(a)	Manufacturing
Kalamazoo, Michigan(a)	Manufacturing
Middletown, Virginia	Manufacturing
Portsmouth, New Hampshire(b)	Manufacturing
Rockford, Illinois	Manufacturing
Romont, Switzerland	Manufacturing
Reynosa, Mexico	Manufacturing
Two Rivers, Wisconsin	Manufacturing

Shared Properties
Agawam, Massachusetts	Distribution
Chino, California(a)	Distribution
Denver, Colorado(a)	Distribution
Florence, Kentucky	Distribution
Hanover Park, Illinois	Distribution
Houston, Texas	Offices and Distribution
Pittsburgh, Pennsylvania(a)	Offices
Santa Clara, California(a)	Distribution
Suwanee, Georgia(a)	Distribution

Hampton, NH	Corporate Office

(a)	Leased

(b)	Combination of property owned and leased

Item 3.	Legal Proceedings
      Our business involves a risk of product liability and other claims in the ordinary course of business. We maintain insurance policies, including product liability insurance. We are a party to various lawsuits and other legal proceedings, including consolidated multi-party product liability actions for products we may have distributed or manufactured. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions. We believe that some of the costs incurred in defending and ultimately disposing of most of these claims for personal injury and other matters may be covered in part by insurance policies previously maintained by several insurance carriers or subject to indemnification by our suppliers or purchasers. Management, after review and consideration with counsel, considers that any ultimate liability with respect to these matters will not have a material adverse effect on our results of operations, financial position or cash flows. While liabilities arising from potential future claims could become material, we currently believe, on the basis of our claims history and related factors, that such potential future claims are not likely to have a material impact on our business, financial condition and results of operations. Actual costs incurred will depend on the solvency of our insurance carriers and former carriers, the degree of coverage with respect to any particular claim, our success in litigating these claims and the solvency of third parties who may be jointly and severally liable.
      See “Item 1 — Business — Environmental Matters,” for legal proceedings involving environmental and health and safety matters.
      We are subject to the jurisdiction of various regulatory agencies including, among others, the U.S. Food and Drug Administration and the Agency for International Development. Various governmental agencies conduct investigations from time to time to examine matters relating to our operations. Some operations involve and have involved the handling, manufacture, use or sale of substances that are classified as toxic or hazardous substances within the meaning of applicable environmental laws. Consequently, some risk of environmental and other damage is inherent in particular operations and products as it is with other companies engaged in similar businesses, and we cannot assure that material damage will not occur or be discovered or that the damage will not be determined to be material in the future. We are currently involved in various stages of investigation and remediation relative to environmental protection matters. We believe that such investigations and remediation expenditures in connection therewith, individually and in the aggregate, will not have a material adverse effect upon our results of operations, financial position, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders in the fourth quarter of 2005.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
      Our common stock is listed on the NYSE under the trading symbol “FSH.” For information regarding the high and low closing sale prices of our common stock, see “Item 8 — Financial Statements and Supplementary Data — Note 22 — Unaudited Quarterly Financial Information.”
      The last reported sale price of our common stock on the NYSE on February 10, 2006, was $67.61 per share. As of February 10, 2006, we had approximately 909 holders of record of our common stock.
Dividends
      We have not paid a cash dividend on our common stock during the last three fiscal years. Our credit facility and other debt agreements place certain restrictions on our ability to pay cash dividends. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Indebtedness.” We do not anticipate paying cash dividends on our common stock at any time in the foreseeable future.
Equity Compensation Plans
      The following is a summary of our equity compensation plan information as of December 31, 2005:

Number of Securities
Remaining for Future
Issuance Under Equity
	Number of Securities		Compensation Plans
	to be Issued Upon	Weighted-Average	(Excluding Securities
	Exercise of	Exercise Price of	Reflected in
Plan Category	Outstanding Options	Outstanding Options	Column (a))

	(a)(2)	(b)	(c)(1)(2)
Equity compensation plans approved by security holders	10,232, 866	$43.46	5,031,260
Equity compensation plans not approved by security holders	—	—	—

Total at December 31, 2005	10,232,866	$43.46	5,031,260

(1)	2,795,144 of the shares listed in column (c) may be issued in the form of other stock-based awards, which include restricted or unrestricted stock, restricted or unrestricted stock units or dividend equivalents, pursuant to the 2005 Equity and Incentive Plan.

(2)	Does not include 1,236,259 shares issuable upon the exercise of options under the plans assumed in connection with the merger with Apogent.
Share Repurchase Program
      On March 15, 2005, our Board of Directors authorized a share repurchase program of up to $300 million of our common stock. The authorization for share repurchases extends through March 15, 2007. The program authorizes management, at its discretion, to repurchase shares from time to time on the open market or in privately negotiated transactions subject to market conditions and other factors. As of December 31, 2005, no shares have been repurchased by us under this program.

Item 6.	Selected Financial Data
      This summary of selected financial data for the five-year period ended December 31, 2005, should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements presented elsewhere herein. See “Item 8 — Financial Statements and Supplementary Data — Note 1 — Nature of Operations and Note 2 — Summary of Significant Accounting Policies,” for a further discussion of the basis of presentation, principles of consolidation and defined terms.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In millions, except per share amounts)
Statement of Operations Data:
Net sales	$5,579.4	$4,627.3	$3,554.0	$3,238.4	$2,880.0
Operating income(a)	657.7	281.5	256.7	245.1	131.1
Income from continuing operations before cumulative effect of accounting change	371.9	161.8	76.5	96.7	16.4
Income from discontinued operations(b)	17.2	4.6	1.9	—	—
Net income(c)	389.1	166.4	78.4	50.6	16.4
Per Share Data:
Income from continuing operations:
Basic	$3.06	$1.88	$1.35	$1.77	$0.33
Diluted	2.92	1.75	1.26	1.67	0.31
Income from discontinued operations(b):
Basic	$0.14	$0.05	$0.03	$—	$—
Diluted	0.13	0.05	0.03	—	—
Cumulative effect of accounting changes:
Basic	$—	$—	$—	$(0.84)	$—
Diluted	—	—	—	(0.80)	—
Net income(c):
Basic	$3.20	$1.93	$1.38	$0.93	$0.33
Diluted	3.05	1.80	1.29	0.87	0.31
Weighted average common shares outstanding:
Basic	121.5	86.2	56.9	54.5	49.4
Diluted	127.5	92.2	60.6	57.9	53.0
Balance Sheet Data (at end of year):
Working capital(d)	$976.2	$721.4	$360.3	$186.1	$120.1
Total assets	8,430.3	8,090.2	2,860.8	1,871.4	1,839.2
Long-term debt	2,135.5	2,309.2	1,386.1	921.8	956.1

(a)	In 2005, operating income includes the step up amortization of inventory to the acquired fair value related to the Company’s acquisition of Apogent in the amount of $20.7 million ($13.3 million, net of tax), the integration costs of $25.0 million ($17.0 million, net of tax), restructuring charges of $22.8 million ($15.2 million, net of tax) and long-lived asset impairment and related charges of $8.6 million ($5.5 million, net of tax). In 2004, operating income includes the step up charges of the fair value of inventory from the Apogent, Oxoid, Dharmacon, and Perbio transactions of $82.9 million ($53.0 million, net of tax), integration costs of $25.0 million ($16.6 million, net of tax), restructuring charges of $7.8 million ($5.2 million, net of tax), a charitable contribution of $6.0 million ($3.8 million, net of tax), and impairment charges for goodwill and other long-lived assets of $67.6 million ($43.7 million, net of tax). Operating income also includes the step up charges of the fair value of inventory from the Perbio acquisition of $17.4 million ($11.0 million, net of tax) in 2003, restructuring credits relating to a reduction in estimated severance costs of $2.2 million ($1.4 million, net of tax) in 2002, and the restructuring and other charges of $61.2 million ($38.5 million, net of tax) in 2001. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	Income from discontinued operations includes the activities of Atos Medical Holding AB, which was sold on April 5, 2005. In 2005, income from discontinued operations comprised a gain on the disposal of $25.4 million ($17.0 million, net of tax) and discontinued operations of $0.4 million ($0.2 million, net of tax). In 2004, income from discontinued operations was $5.3 million ($4.6 million, net of tax). In 2003, income from discontinued operations was $1.9 million. Atos was acquired in September 2003 in connection with the Company’s acquisition of Perbio Science AB; there were no discontinued operations in 2002 and 2001.

(c)	In 2005, net income includes the charges described in (a) above, (b) above and debt refinancing and other related charges of $71.3 million ($45.6 million, net of tax), the gain on sale of investment of $3.3 million ($2.1 million, net of tax), other income of $0.5 million, the gain on the termination of the interest rate swaps of $5.3 million ($3.4 million, net of tax) and a tax provision credit related to finalizing certain domestic tax audits and negotiations of $6.8 million. In 2004, net income includes the charges described in (a) above, (b) above and debt refinancing charges of $14.4 million ($9.0 million, net of tax), the gain on sale of investment of $22.7 million ($21.5 million, net of tax), the charge for the termination of a foreign currency contract of $2.2 million ($1.4 million, net of tax), and a tax provision credit related to finalizing certain domestic and foreign tax audits and negotiations of $10.9 million. Net income in 2003 includes the charges described in (a) above, (b) above and charges for call premiums of $43.8 million ($27.6 million, net of tax), the write-off of deferred financing fees of $22.1 million ($13.9 million, net of tax), and the purchase of options to hedge foreign currency exposure of $15.7 million ($9.9 million, net of tax) and charges for bridge financing fees for $2.8 million ($1.8 million, net of tax), each related to the Perbio acquisition. Net income in 2002 includes the amounts described in (a) above and includes a charge of $11.2 million ($7.1 million, net of tax) consisting of fixed-swap unwind costs of $7.1 million and the write-off of deferred financing and other costs associated with the refinancing of our term debt of $4.1 million.

(d)	Working capital excludes the accounts of Atos Medical Holding AB.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Factors Regarding Forward-Looking Statements
      This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Form 10-K may constitute forward-looking statements. Words such as “anticipates,” “estimates,” “expects,” “forecasts,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating results or financial performance are forward-looking statements.
      The Company has based such forward-looking statements on its current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, there can be no assurance that the assumptions and expectations will prove to be correct. All forward-looking statements reflect the Company’s present expectations of future events and are subject to a number of important assumptions, factors, and risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors listed in “Item 1A — Business — Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of these risks and uncertainties. Some of the uncertainties and assumptions to which these forward-looking statements are subject include the following:

•	the extent to which we undertake new acquisitions or enter into strategic joint ventures or partnerships, and our ability to realize the expected benefit of such acquisitions or strategic joint ventures or partnerships;

•	the loss of major customers or suppliers, including significant disruptions resulting from increases in the prices of raw materials or services provided by third-party package-delivery services;

•	the high degree of competition in the markets served by certain of our businesses, and the potential for new competitors to enter into these markets;

•	our ability to generate free cash flow or to obtain sufficient resources to finance working capital and capital expenditure needs;

•	our outstanding indebtedness and leverage, and the restrictions imposed by our indebtedness;

•	the ability to achieve earnings forecasts due to variability in the demand for our products and services;

•	availability, or increases in the cost of fuel or raw materials and other inputs used to make our products;

•	our ability to adjust to rapid changes in the healthcare industry;

•	future modifications to existing laws and regulations, including, but not limited to, those regarding the environment;

•	fluctuations in the amount our customers spend on research and development, and the corresponding effect on the demand for our products;

•	the effects of domestic and international economic and business conditions on our operations;

•	the loss of key personnel;

•	fluctuations in interest rates;

•	fluctuations in foreign currency exchange rates; and

•	discovery of unknown contingent liabilities, including environmental contamination at our facilities or liability with respect to products we distribute and manufacture.
      You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K or in the case of documents incorporated by reference, as of the dates of those documents.

      The Company is under no obligation, and expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. You should review any additional disclosures the Company makes in its filings with the SEC, including our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our proxy statement for our shareholders’ meeting.
      The discussion and analysis presented below refers to and should be read in conjunction with the financial statements and related notes appearing elsewhere in the Form 10-K.
Overview
      We are a leading manufacturer and supplier of products and services principally to the scientific-research and clinical laboratory markets. We serve pharmaceutical and biotechnology companies; colleges and universities; medical-research institutions; hospitals; reference, quality-control, process-control and research and development labs in various industries; as well as government agencies. From biochemicals, cell-culture media and proprietary RNAi technology to rapid-diagnostic tests, safety products and other consumable supplies, Fisher offers an array of products and services.
      We have an extensive line of products that includes proprietary products developed in our manufacturing facilities or exclusively sourced from some of the world’s leading scientific and clinical-laboratory suppliers. We actively invest in the development of our self-manufactured product portfolio. We also provide a wide range of outsourced services, from supply-chain management and custom chemical synthesis to clinical-trials packaging and distribution, analytical-laboratory testing and biological sample storage.
      We offer and sell these products and services to customers in more than 150 countries. No single customer represents more than 3% of our total sales. For further information regarding our business, refer to “Item 1 — Business.”
Acquisitions and Divestiture
      Since our initial public offering in 1991, we have strategically pursued acquisitions that we believe will help drive cash flow and profit growth. Our recent acquisitions have expanded our geographic presence and the breadth of our product and service offering, enhancing our life-science product portfolio.
      Our principal focus for acquisitions are companies that manufacture consumable products for use in life science research and immunodiagnostic applications as well as businesses providing outsourcing services to pharmaceutical and biotech companies. We are also interested in continuing to consolidate and enhance the efficiency of our customer’s supply chain, particularly in the global scientific-research market. The following is a brief description of recent acquisitions and a disposition completed in 2005.
      During the third quarter of 2005 we acquired Cellomics, Inc.; Lancaster Laboratories, Inc.; and McKesson BioServices, a business unit of McKesson Corporation. The combined purchase price for these transactions was approximately $250 million in cash. Cellomics, Inc. operates in the high content screening segment of the cellular-analysis market and develops instrumentation, reagents, bioassays and software used to provide information on functional changes in fixed and living cells. Lancaster Laboratories, Inc. provides outsourced analytical-testing services for pharmaceutical manufacturing, drug discovery and other applications. Lancaster offers services ranging from stability and shelf-life studies to sterility and preservative testing. McKesson BioServices manages biological specimens and clinical-trial materials for pharmaceutical and biotech companies and government institutions.
      On April 5, 2005, we completed the sale of Atos Medical Holding AB (“Atos”), a manufacturer of ear, nose, and throat devices, for approximately $110 million in cash. As a result, we have included the account balances and activities of Atos as discontinued operations. Atos was acquired in September 2003 in connection with the Company’s acquisition of Perbio Science AB. The results of Atos had been included in our healthcare products and services segment.
      On August 2, 2004, we completed an approximately $3.9 billion combination with Apogent Technologies Inc. in a tax-free, stock-for-stock merger including the assumption of debt with a fair value of approximately

$1.1 billion. Apogent shareholders received 50.6 million shares of Fisher Scientific common stock representing 0.56 shares of Fisher common stock for each share of Apogent common stock they owned. Apogent is a diversified world leader in the design, manufacture and sale of laboratory and life-science products for scientific research and healthcare diagnostics. The results of Apogent have been included in the scientific products and services segment and the healthcare products and services segment from the date of acquisition.
      On April 1, 2004, we acquired Dharmacon for $80 million in cash. Dharmacon focuses on RNA technologies, including RNA interference and small interfering RNA, tools for life-science research that increase the efficiency of drug discovery. The results of Dharmacon have been included in the scientific products and services segment from the date of acquisition.
      On March 1, 2004, we acquired Oxoid for $330 million in cash. Oxoid is a United Kingdom-based manufacturer of microbiological culture media and other diagnostic products that test primarily for bacteria contamination, with sales mainly outside the United States. The results of Oxoid have been included in the scientific products and services segment from the date of acquisition.
Results of Operations
      Our operations are organized into three reporting segments: scientific products and services, healthcare products and services, and laboratory workstations.

1. Scientific products and services manufactures and sells products and services primarily to entities conducting scientific research, including drug discovery and drug development, quality and process control and basic research and development, as well as to third-party distributors. Our businesses in this segment manufacture and/or distribute a broad range of biochemicals and bioreagents; organic and inorganic chemicals; sera; cell-culture media; sterile liquid-handling systems; microbiology media and related products; and other scientific consumable products, instruments and equipment. Businesses in this segment also distribute safety-related products, such as personal-protection equipment, respiratory-protection systems, environmental monitoring and sampling equipment, and other safety and clean-room supplies. Additionally, businesses in this segment provide services to pharmaceutical and biotechnology companies engaged in clinical trials, including specialized packaging, over-encapsulation, labeling and distribution for phase III and phase IV clinical trials, analytical testing, biological-specimen management, as well as combinatorial chemistry, custom-chemical synthesis and supply-chain management.

2. Healthcare products and services manufactures and distributes an array of diagnostic kits and reagents, equipment, instruments and other consumable products to hospitals, clinical laboratories, reference laboratories and physicians’ offices, as well as third-party distributors located primarily in the U.S. Other businesses in this segment provide outsourced manufacturing services for diagnostic reagents, calibrators and controls to the healthcare and pharmaceutical industries.

3. Laboratory workstations primarily manufactures and sells workstations and fume hoods for laboratories. Our product offerings in this segment include steel, wood and plastic laminate casework systems, adaptable furniture systems, airflow products and various other fixtures and accessories.

Executive Overview
      Results for the year ended December 31, 2005, included net sales of $5,579.4 million, a 20.6% increase over the prior year, reflecting strong performance in the Company’s core scientific-research and healthcare markets as well as the contributions of Apogent. Operating income for the year was $657.7 million, a 134% increase from 2004 operating income of $281.5 million. Net income increased to $389.1 million, or $3.05 per diluted share, compared with net income of $166.4 million, or $1.80 per diluted share in 2004. We generated cash flows from operations of $612.0 million in 2005.
      The Company considers any acquired entity’s financial results to be part of the organic base of the business one year after the entity is acquired. In determining organic growth, the Company adjusts current period results to remove the effect of acquisitions for the corresponding portion of the period for which the acquired businesses were not owned in the prior comparative period.

Net Sales
      The following table presents net sales and sales growth by reportable segment for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005		2004		2003

		Sales		Sales
	Net Sales	Growth	Net Sales	Growth	Net Sales

Scientific products and services	$4,141.2	19.9%	$3,454.7	38.1%	$2,501.0
Healthcare products and services	1,304.4	26.4%	1,032.0	19.1%	866.8
Laboratory workstations	200.6	13.9%	176.1	(14.6)%	206.1
Eliminations	(66.8)		(35.5)		(19.9)

Total	$5,579.4	20.6%	$4,627.3	30.2%	$3,554.0

      Consolidated. Net sales of $5,579.4 million and $4,627.3 million for the years ended December 31, 2005 and 2004, respectively, reflect growth rates of 20.6% and 30.2%, respectively. Net sales growth was driven by our acquisitions completed in 2005 and 2004, including the Apogent merger, accounting for approximately 15.7% and 20.6% in net sales growth, respectively, and organic net sales growth of approximately 4.7% and 7.0%, for the years ended December 31, 2005 and 2004, respectively. Favorable foreign exchange, notably in Europe, contributed 0.2% and 2.6% to the net sales gain for the years ended December 31, 2005 and 2004, respectively. Our organic sales growth rate of approximately 4.7% in 2005 was driven by strong customer demand in the core scientific research and healthcare markets offset in part by slower growth in certain safety-related markets associated with domestic-preparedness initiatives. Excluding the effect of sales of safety-related products, our organic sales growth rates were 6.4% and 3.8% for the years ended December 31, 2005 and 2004, respectively.
      Scientific Products and Services. Net sales of $4,141.2 million and $3,454.7 million for the years ended December 31, 2005 and 2004, respectively, reflect the effect of 2005 and 2004 acquisitions, including the Apogent merger completed in August 2004, which accounted for approximately 15.3% and 23.7% growth, respectively. Organic sales growth of approximately 4.3% and 10.8% for the years ended December 31, 2005 and 2004, respectively, was primarily the result of strong demand for our life science research and biopharma production products, as well as increased demand for our outsourced service offering, across the pharmaceutical, biotechnology, academic and industrial customer groups. The gains were partially offset in 2005 by customer delays in the ordering of safety-related product orders for domestic-preparedness initiatives. Excluding the effect of sales of safety-related products, our organic sales growth rates were 6.6% and 6.7% for the years ended December 31, 2005 and 2004, respectively. Favorable foreign exchange, notably in Europe, contributed 0.3% and 3.6% to the net sales gain for the years ended December 31, 2005 and 2004, respectively.
      Healthcare Products and Services. Net sales of $1,304.4 million and $1,032.0 million for the years ended December 31, 2005 and 2004, respectively, reflect the effect of the Apogent merger, which accounted for approximately 21.8% and 17.9% growth, respectively. Organic sales growth was approximately 4.5% and 0.9% for the years ended December 31, 2005 and 2004, respectively. Organic sales growth in 2005 was driven by the demand for our proprietary diagnostic offering due in part to new product introductions including antibodies and reagents for infectious disease detection, diabetes testing, drugs-of-abuse tests and immunosuppressive drug monitoring products. Favorable foreign exchange contributed 0.1% and 0.3% to the net sales gain for the years ended December 31, 2005 and 2004, respectively.
      Laboratory Workstations. Net sales of $200.6 million and $176.1 million for the years ended December 31, 2005 and 2004, respectively, reflect an increase in sales to all customer groups, compared with the same period in 2003, which was affected by the timing of projects and slower market demand for smaller projects. Backlog at December 31, 2005, was $97.6 million compared with $134.0 million at December 31, 2004.

Operating Income
      The following table presents operating income and operating income as a percentage of net sales by reportable segment for the years ended December 31, 2005, 2004 and 2003 (in millions):

				Operating Income
				as a Percentage
	Operating Income			of Net Sales

	2005	2004	2003	2005	2004	2003

Scientific products and services	$562.7	$375.5	$229.6	13.6%	10.9%	9.2%
Healthcare products and services	172.9	92.8	33.5	13.3%	9.0%	3.9%
Laboratory workstations	(0.7)	2.8	11.1	(0.3)%	1.6%	5.4%
Eliminations	(0.1)	(0.3)	(0.1)

Segment sub-total	734.8	470.8	274.1	13.2%	10.2%	7.7%

Inventory step-up	20.7	82.9	17.4
Restructuring expense	22.8	7.8	—
Goodwill impairment	—	64.9	—
Other charges	33.6	33.7	—

Operating income	$657.7	$281.5	$256.7	11.8%	6.1%	7.2%

      Consolidated. Operating income in 2005 of $657.7 million reflects an increase of 133.6% from 2004. Operating income as a percentage of net sales increased to 11.8% in 2005 from 6.1% in 2004. This improvement was due primarily to favorable contributions from the full year effect of the Apogent and Oxoid transactions, the benefit of integration synergies, and improved profitability in organic margins for our scientific products and services and healthcare products and services segments. The improvement in operating margins also reflects $77.1 million of special charges in 2005 as compared with $189.3 million of such charges in 2004. Included in other charges in 2005 were $25.0 million of integration cost (of which $7.3 million is recorded in cost of sales and $17.7 million is in selling, general and administrative expenses) and $8.6 million of long-lived asset impairment and other charges (of which $3.5 million is recorded in cost of sales and $5.1 million is in selling, general and administrative expenses). Operating income in 2004 of $281.5 million represented an increase of 9.7% from 2003. Operating income as a percentage of net sales declined to 6.1% in 2004 from 7.2% of net sales in 2003. The decline in operating margins as a percentage of net sales reflected $189.3 million of special charges in 2004 compared with $17.4 million of such charges in 2003. Included in other charges in 2004 were $25.0 million of integration costs (of which $5.6 million is recorded in cost of sales and $19.4 million is in selling, general and administrative expenses); $2.7 million of intangible and fixed asset impairment charges and a $6.0 million contribution to our charitable foundation, which are both recorded in selling, general and administrative expense. Special charges in 2003 were comprised of inventory step-up associated with acquisitions. Excluding the impact of special charges, operating margins as a percentage of net sales increased to 13.2% in 2005 compared with 10.2% in 2004, primarily as a result of the full year effect of the Apogent and Oxoid transactions, including the benefit of integration synergies, and improved organic margins in our scientific products and services and healthcare products and services segments. Excluding the effect of special charges, operating margins as a percentage of net sales increased to 10.2% in 2004 compared with 7.7% in 2003, primarily as a result of the Apogent and Oxoid transactions and improved organic margins in our scientific products and services and healthcare products and services segments.
      Scientific Products and Services. Operating income in 2005 increased $187.2 million from 2004 to $562.7 million with operating margins improving to 13.6% in 2005 from 10.9% in 2004. The improvement in operating margins was primarily due to the full year effect of the Apogent and Oxoid transactions, integration synergies and organic margin improvement resulting from fixed cost leverage. The Apogent and Oxoid transactions contributed to an increase in gross margin as a percentage of net sales with partially offsetting increases in selling, general and administrative expenses as a percentage of net sales. During 2005, we experienced price increases in raw materials, including petroleum-based resins. We have been able to partially minimize the impact of these raw material price increases by raising prices and implementing various cost savings measures. In the event we continue to experience such price increases in 2006, we will continue to implement initiatives to minimize any such impact. However, it is possible that due to market conditions we may not be able to minimize the impact of some or all of these increases in the future. Operating income in 2004 increased $145.9 million from 2003, with operating margins improving to 10.9% in 2004 from 9.2% in 2003. The increase in operating margins in 2004 was primarily attributable to the contributions of the Apogent and Oxoid transactions, which increased gross margin as a percentage of net sales, partially offset by increased selling, general and administrative expenses as a percentage of net sales. Organic operating margins improved slightly during 2004, partially offset by investments in sales and marketing activities and increased external and internal audit-related expenditures.
      Healthcare Products and Services. Operating income in 2005 increased $80.1 million from 2004 to $172.9 million with operating margins improving to 13.3% in 2005 from 9.0% in 2004. The improvement in operating margins was primarily due to the full year effect of the Apogent and Oxoid transactions, integration synergies and organic margin improvement resulting from fixed cost leverage and margin enhancement initiatives. Apogent contributed to an increase in gross margin as a percentage of net sales with a partially offsetting increase in selling, general and administrative expenses as a percentage of net sales. In 2005, we experienced price increases in raw materials, including petroleum-based resins. We have been able to minimize the impact of these raw material price increases through increased pricing to customers and various cost savings measures. In the event we continue to experience raw material price increases in 2006, we will continue to implement initiatives to minimize any impact; however, it is possible that due to market conditions we may not be able to minimize the impact of some or all of these increases. Operating income in 2004 increased $59.3 million from 2003, with operating margins improving to 9.0% in 2004 from 3.9% in 2003. The improvement in operating margins was due to the Apogent transaction during 2004 along with strong organic margin improvement resulting from margin enhancement initiatives, which was partially offset by increased external and internal audit-related expenditures.
      Laboratory Workstations. Operating income in 2005 decreased $3.5 million from 2004 to $(0.7) million with operating margins declining to (0.3)% in 2005 from 1.6% in 2004. The decrease in operating margins was primarily the result of an increase in raw material costs and start-up costs related to a new manufacturing facility in Mexico. Operating income in 2004 decreased $8.3 million from 2003, with operating margins declining to 1.6% in 2004 from 5.4% in 2003. The decline in operating margins was primarily a result of the overall decline in revenue during 2004 due to lower market demand for higher margin small projects and the effect of increased steel prices. Given this segment’s recent financial performance, we are evaluating strategic alternatives with respect to this business.

Restructuring Plan Activities
      During 2004, the Company implemented restructuring plans (collectively the “2004 Restructuring Plan”) focused on the integration of certain international operations and the streamlining of domestic operations. These plans include the consolidation of office, warehouse, and manufacturing facilities. As a result of these actions, the Company recorded restructuring charges of $19.9 million and $7.8 million for the years ended December 31, 2005 and 2004, respectively. The Company closed five manufacturing facilities in 2004 and closed 10 such facilities in 2005. These charges include employee separation costs and other exit costs. Employee-separation costs relate to termination and other severance costs. The other exit costs primarily represent legal and contract-termination costs. At December 31, 2005 and 2004, the Company had $5.5 million and $4.8 million, respectively, in accruals related to the ongoing 2004 Restructuring Plan included in the balance sheet.
      As of December 31, 2005, and 2004, $0.7 million and $1.5 million, respectively, in accruals related to other restructuring activities are included on the balance sheet. For the year ended December 31, 2005, the Company incurred restructuring charges of $2.9 million related to these other restructuring activities.

      The following table summarizes the recorded accruals and activity related to the restructuring plans (in millions):

	December 31,	2005	2005		December 31,
	2004	Charges	Payments	Other	2005

2004 Plan termination benefits	$3.3	$16.6	$(16.2)	$(0.3)	$3.4
2004 Plan other charges	1.5	3.3	(1.5)	(1.2)	2.1

Total 2004 Plan	4.8	19.9	(17.7)	(1.5)	5.5

Other plans	1.5	2.9	(3.4)	(0.3)	0.7

Total restructuring	$6.3	$22.8	$(21.1)	$(1.8)	$6.2

	December 31,	2004	2004	December 31,
	2003	Charges	Payments	2004

2004 Plan termination benefits	$—	$6.0	$(2.7)	$3.3
2004 Plan other charges	—	1.8	(0.3)	1.5

Total 2004 Plan	—	7.8	(3.0)	4.8

Other plans	2.2	—	(0.7)	1.5

Total restructuring	$2.2	$7.8	$(3.7)	$6.3

Interest Expense
      Interest expense in 2005, 2004, and 2003, was $109.3 million, $104.8 million and $84.8 million, respectively. The increase in interest expense in 2005 resulted from the full year effect of the assumption of debt associated with the Apogent transaction on August 2, 2004, the issuance of 3.25% Convertible Senior Subordinated Notes to fund the Oxoid acquisition on March 3, 2004 and the issuance of 6 1/8% Senior Notes in July 2005. The increase was also due to the overall increase in interest rates on floating rate debt during 2005 compared to 2004. This increase in interest expense was offset in part by a $5.3 million gain associated with the termination of our interest rate swaps and the redemption or refinancing at a lower cost of our 8% Senior Subordinated Notes and 8 1/8% Senior Subordinated Notes in 2005. The increase in interest expense in 2004 was primarily attributable to the assumption of debt upon the merger with Apogent on August 2, 2004, and the issuance of $300 million of 3.25% convertible debt on March 3, 2004, to fund the acquisition of Oxoid.

Other Expense (Income), Net
      Other expense (income), net, includes the following for the years ended December 31, 2005, 2004, and 2003 (in millions):

	2005	2004	2003

Debt-refinancing costs	$70.3	$14.4	$65.9
Acquisition-related foreign currency hedges	—	2.2	15.7
Gain on sale of investment	(3.3)	(22.7)	—
Interest income and other	(6.7)	(4.3)	(3.9)

Other expense (income), net	$60.3	$(10.4)	$77.7

      Debt refinancing costs in 2005 were attributable to $32.0 million and $1.2 million of charges incurred in connection with our debt tender and open market purchase for the 8 1/8% Senior Subordinated Notes due 2012 and $37.1 million of charges incurred in connection with the debt tender and redemption of 8% Senior Subordinated Notes due 2013, offset in part by gains on the sale of investments and interest income. Amounts in 2004 primarily relate to third-party costs incurred to refinance the debt assumed in the Apogent merger and the write-off of deferred financing fees and third-party costs related to the Fisher credit facility that was refinanced upon consummation of the Apogent merger. Amounts in 2003 primarily relate to call premiums and the write off of deferred financing fees of previously outstanding notes.
      We recognized a gain in the fourth quarter of 2004 from the liquidation of our investment in ProcureNet, Inc. (“ProcureNet”). ProcureNet is a former subsidiary that was spun off from Fisher in 1999.

Discontinued Operations
      On April 5, 2005, the Company completed the sale of all of the capital stock of Atos Medical Holding AB (“Atos”), a manufacturer of ear, nose and throat medical devices, for approximately $110.0 million in cash. Atos was acquired in September 2003 in connection with the Company’s acquisition of Perbio Science AB and the results of Atos were previously included in our healthcare products and services segment. The Company realized a gain on the sale of Atos of approximately $17.0 million, net of taxes of $8.4 million. See Note 3 in the accompanying Notes to the Consolidated Financial Statements for a complete description of this transaction.

Income Tax Provision
      Our effective tax rate in 2005, 2004 and 2003 was 23.8%, 13.5% and 18.8%, respectively. The increase in the effective tax rate in 2005 compared with 2004 was primarily due to geographic changes in profits and reduced tax benefits for audit settlements. These were offset, in part, by the impacts of tax planning. The decrease in the effective tax rate in 2004 compared with 2003 was due to a $10.9 million credit in 2004 due to the finalization of certain foreign and domestic tax audits and negotiations, and a basis difference relating to the Company’s disposal of its investment in ProcureNet, partially offset by the effect of the merger with Apogent.
Liquidity and Capital Resources
      Cash provided by operating activities was $612.0 million in 2005 compared with $392.8 million in 2004. The increase in cash from operations in 2005 was primarily due to an increase in net income as adjusted for items such as depreciation and amortization, debt premiums and the write-off of amounts associated with debt tenders, deferred income taxes, and the gains on sales of a business and investments. An increase in accounts receivable, driven primarily by the growth in the business, utilized cash of $57.7 million in 2005. The increase in inventories, driven primarily by the growth in the business, utilized cash of $9.1 million in 2005. Accrued and other current liabilities utilized cash of $16.6 million for 2005 as compared with a cash generation of $2.0 million for 2004. Other assets and liabilities used cash of $54.3 million in 2005 as compared with a use of cash of $70.8 million in 2004. In 2004, cash generated from operating activities was $392.8 million compared with $218.0 million in 2003. The increase in cash from operations in 2004 was related primarily to an increase in net income and the effect of the Apogent transaction in 2004.
      We used $268.4 million of cash for investing activities in 2005 compared with $407.0 million in 2004. The decrease in cash used in 2005 was primarily attributable to a decrease in cash used in 2005 for acquisitions as compared with the cash used in 2004 for acquisitions. Cash was also utilized for increased capital expenditures in 2005 related to investments in the Company’s Biosciences business, facility expansion related to the consolidation of manufacturing facilities and the transfer of production to lower-cost facilities. This was offset in part by the cash proceeds of approximately $110.0 million from the sale of Atos. In 2004, we used $407.0 million of cash for investing activities compared with $766.4 million in 2003. The decrease in cash used in 2004 was primarily due to a decrease in cash used for acquisitions. In 2004, we used cash to acquire Oxoid and Dharmacon and merged with Apogent in a stock-for-stock transaction. The cash acquired from the merger with Apogent is shown as a reduction in cash used for acquisitions in 2004. In addition, included in other investing activities was $26 million of proceeds from the liquidation of our investment in ProcureNet in 2004. Significant capital expenditures in 2004 included facility expansions at our pharmaceutical services and life science businesses and construction of a manufacturing facility in Mexico for our lab-workstations segment.
      We used $84.2 million of cash for financing activities in 2005 compared with cash generation of $83.2 million in 2004. The significant financing activities during 2005 and 2004 are discussed below.
      During 2005 we completed the following significant financing transactions:

•	In April 2005, we commenced a cash tender offer for all $304 million aggregate principal amount outstanding of our 8 1/8% Senior Subordinated Notes due 2012. We accepted for purchase approximately $290.1 million of the Notes in the tender offer. Subsequent to the tender offer, we purchased on the open market approximately $12.4 million of the Notes.

•	In June 2005, we commenced a cash tender offer for all $300 million aggregate principal amount outstanding of our 8% Senior Subordinated Notes due 2013. We accepted for purchase approximately $298.3 million of the Notes in the tender offer. On August 15, 2005, we redeemed the remaining balance of $1.7 million of the Notes.

•	On July 15, 2005, we issued and sold pursuant to Rule 144A $500.0 million of 6 1/8% Senior Subordinated Notes due 2015. We used the proceeds from this offering, in part, to complete a tender offer for approximately $298.3 million of the 8% Senior Subordinated Notes due 2013. The remaining proceeds were used to fund a portion of the purchase price of Cellomics, Inc., Lancaster Laboratories, Inc. and McKesson BioServices.
      During 2004 we completed the following significant financing transactions:

•	On March 3, 2004, we sold $300 million of our 3.25% Convertible Senior Subordinated Notes due 2024 and on March 23, 2004, we sold an additional $30 million principal amount upon exercise of the over-allotment option by the initial purchasers of the notes.

•	On March 31, 2004, we retired $80 million of bank debt outstanding under our term loan facility reducing the then outstanding balance to $360 million.

•	On August 3, 2004, we issued and sold pursuant to Rule 144A $300 million of our 6 3/4% Senior Subordinated Notes due 2014. We used the proceeds from this offering to repay Apogent’s 6 1/2% Senior Subordinated Notes due 2013.
      In connection with the Apogent merger, we engaged in the following financing transactions:

•	We entered into a new credit facility (the “Credit Facility”) to replace our existing credit facility, to pay off other existing indebtedness (including indebtedness of our subsidiaries), to provide working capital and for general corporate purposes. The Credit Facility consisted of (i) a $500 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $700 million term loan facility (the “Term Facility”) in three tranches: (a) a $250 million tranche (“Tranche A-1”), (b) a $300 million tranche (“Tranche A-2”) and (c) a $150 million tranche (“Tranche B”). The Tranche A-2 loan was unfunded at the closing of the Credit Facility and the lenders’ commitment to fund the Tranche A-2 loan was originally scheduled to expire on December 31, 2004. In December 2004, we amended the Credit Facility to extend the term of this commitment through December 31, 2005, and lower the interest rate on commitments and borrowings under the Credit Facility. In December 2005, we again amended the Credit Facility to increase the commitment under the Revolving Credit Facility to $800 million, terminate the commitment under the Tranche A-2 loan, refinance the Tranche B loan with an additional Tranche A-1 loan and further lower the interest rate on commitments and borrowings.

•	We completed an exchange offer for the $345 million aggregate principal amount of Floating Rate Senior Convertible Contingent Debt Securities due 2033 (the “Floating Rate CODES”) of Apogent. The exchange offer for the Floating Rate CODES aligned the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt. A total of 99.9% of the outstanding principal amount of the Floating Rate CODES were tendered for exchange with a like principal amount of Floating Rate Convertible Senior Debentures.

•	We completed an exchange offer for the $300 million aggregate principal amount of 2.25% Senior Convertible Contingent Debt Securities due 2021 (the “2.25% CODES”) of Apogent. The exchange offer for the 2.25% CODES aligned the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt. A total of 99.6% of the outstanding principal amount of the 2.25% CODES were tendered for exchange with a like principal amount of 2.25% Convertible Senior Debentures.

•	Concurrent with the two exchange offers, we completed a cash tender offer for the $250 million aggregate principal amount of the 6 1/2% Senior Subordinated Notes due 2013 of Apogent. A total of 99.8% of the outstanding principal amount of the notes were tendered.

•	On September 20, 2004, we issued a notice of redemption for approximately $298.8 million of the 2.25% Convertible Senior Debentures and approximately $1.0 million of the 2.25% CODES for cash. Noteholders had the option of converting their notes until October 18, 2004. Approximately $295.7 million of the notes were converted and settled in cash. Notes that were not converted were redeemed on October 20, 2004.

      In April 2003, we entered into various fixed interest rate swaps to hedge a portion of the variability of cash flows related to changes in interest rates of variable rate debt obligations. The interest rate swaps had a notional value of $200 million and were scheduled to expire at various dates between March 2008 and March 2010. During 2005, the Company terminated the interest rate swaps and recognized a total pretax gain of $5.3 million. This gain is classified as interest expense in the statement of operations.
      The following table sets forth our capitalization as of December 31, 2005 and December 31, 2004 (in millions). This table should be read along with our financial statements and related notes included elsewhere herein.

	2005	2004

Revolving Credit Facility(1)	$—	$—
Term Facility	381.2	393.0
2.50% Convertible Senior Notes	300.0	300.0
Floating Rate Convertible Senior Debentures	344.6	344.6
3.25% Convertible Senior Subordinated Notes	330.0	330.0
8 1/8% Senior Subordinated Notes	1.5	309.9
8% Senior Subordinated Notes	—	310.3
6 3/4% Senior Subordiated Notes	300.0	300.0
6 1/8% Senior Subordinated Notes	497.4	—
Other debt	55.4	60.8

Total debt	2,210.1	2,348.6
Stockholders’ equity	4,304.3	3,870.0

Total capitalization	$6,514.4	$6,218.6

(1)	Our revolving credit commitments were $800.0 million and $500.0 million at December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, approximately $31.8 million and $38.1 million, respectively, of this facility were utilized for letters of credit outstanding, and no borrowings were outstanding.
      Under our accounts receivable securitization facility, revolving credit facility and term facility, we had the ability to borrow an aggregate of $988.5 million and $969.2 million as of December 31, 2005 and 2004, respectively.

      The following table summarizes maturities for our significant financial obligations as of December 31, 2005 (in millions):

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt, including short-term debt(a)	$2,204.0	$72.2	$70.8	$286.1	$1,774.9
Interest(b)	1,173.3	100.2	196.4	167.9	708.8
Capital lease obligations	6.1	2.4	3.5	0.2	—
Operating leases	211.3	50.1	75.7	44.7	40.8
Unconditional purchase obligations(c)	15.7	15.7	—	—	—
Other(d)	8.2	8.2	—	—	—

Total contractual obligations	$3,618.6	$248.8	$346.4	$498.9	$2,524.5

(a)	Amounts represent the expected cash payments for our debt and do not include any deferred issuance costs.

(b)	For the purpose of this calculation, amounts assume interest rates on floating rate obligations remain unchanged from levels at December 31, 2005, throughout the life of the obligation.

(c)	Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at anytime without penalty.

(d)	Obligation represents a funding commitment pursuant to an investment held by the Company.
      The Company holds an investment in a joint venture whereby the counter party has a right to require the Company to purchase its interest beginning in 2008. The purchase price is based on a multiple of pre-tax earnings.
      We expect to satisfy our short-term funding requirements from operating cash flow, together with cash and cash equivalents on hand or available through our accounts receivable securitization facility and revolving credit facility. A change in demand for the Company’s goods and services would reduce free operating cash flow available to fund our operations. If such a decrease in demand were significant and free operating cash flow were reduced significantly, we could utilize the receivables securitization facility (see “Item 8 — Financial Statements and Supplementary Data — Note 4 Accounts Receivable”) to the extent that we have qualified receivables to sell through the facility. We believe that these funding sources are sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next 12 months. Cash requirements for periods beyond the next 12 months depend on our profitability, our ability to manage working capital requirements and our growth rate. We may seek to raise additional funds from public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisition of businesses or products. There can be no assurance that additional funds will be available or, if available, will be obtained at terms favorable to us. Additional financing could also be dilutive to earnings per share.
      On March 15, 2005, our Board of Directors authorized a share repurchase program of up to $300 million of our common stock. The authorization for share repurchases extends through March 15, 2007. The program authorizes management, at its discretion, to repurchase shares from time to time on the open market or in privately negotiated transactions subject to market conditions and other factors. As of December 31, 2005, no shares have been repurchased by us under this program.

Guarantees
      In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste facilities, and unidentified tax liabilities and legal fees related to periods prior to the disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material adverse effect on our financial position, annual results of operations or cash flows.
      We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Item 1. Business-Environmental Matters for a discussion of these liabilities.
Equity Investment in Affiliates and Other Investments
      We own 49% of Glass & Plastic Labware LLC and 50% of Panymex International, S.A., which are unconsolidated joint ventures that we hold as equity investments.
      In addition to acquisitions and joint ventures, we periodically make equity investments in companies and investment funds. To date, these investments, given their size and nature, have been accounted for on the cost method of accounting. For additional information refer to “Item 8 — Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — Investments.”
Description of Indebtedness
      The following is a summary of the pricing, maturity, ratings and collateral of our indebtedness at December 31, 2005, including our accounts receivable securitization facility, followed by more detailed descriptions:

				S&P, Fitch,
Instrument	Interest Pricing	Maturity	First Put Date	Moody’s Ratings	Collateral

Receivable Securitization Facility	CP+60	2008	Not applicable	Not applicable	Select accounts receivable
Revolving Credit Facility	LIBOR+62.5 (a)	2009	Not applicable	BBB/BBB/Bal	Stock of material direct subsidiaries
Term Facility	LIBOR+62.5 (a)	2009	Not applicable	BBB/BBB/Bal	Stock of material direct subsidiaries
2.50% Convertible Senior Notes	2.5%	2023	2010	BBB–/BBB–/Bal	Unsecured
Floating Rate Convertible Senior Debentures	LIBOR-125	2033	2008	BBB–/BBB–/Bal	Unsecured
3.25% Convertible Senior Subordinated Notes	3.25%	2024	2011	BB+/BB+/Ba2	Unsecured
6 3/4% Senior Subordinated Notes	6.75%	2014	Not applicable	BB+/BB+/Ba2	Unsecured
6 1/8% Senior Subordinated Notes	6.125%	2015	Not applicable	BB+/BB+/Ba2	Unsecured
8 1/8% Senior Subordinated Notes	8.125%	2012	Not applicable	BB+/BB+/Ba2	Unsecured
Other debt	Various	Various	Not applicable	Not applicable	Various

(a)	Interest rate is based on ratings. As of December 31, 2005, the interest rate is LIBOR + 62.5 basis points.
Receivables Securitization Facility
      In January 2004, we entered into a 365-day receivables securitization facility and in February 2005, we entered into a new three-year receivables securitization facility (the “Receivables Securitization Facility”) which provides for the sale, on a revolving basis, of all of the accounts receivable of certain of our subsidiaries to FSI Receivables Company LLC (“FSI”), a special purpose, bankruptcy remote indirect wholly owned and consolidated subsidiary of the Company. In connection with the Receivables Securitization Facility, FSI can transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to certain financial institutions, up to a maximum amount of $225 million. Although this is a $225 million facility, the actual amount available for utilization is a function of the characteristics of the accounts receivable transferred by FSI. We use the Receivables Securitization Facility to fund short-term cash needs. The effective funded rate on the Receivables Securitization Facility is approximately the commercial paper rate plus 60 basis points. The unfunded annual commitment fee is 30 basis points. There were no amounts funded under this facility as of December 31, 2005 or 2004. Based on the characteristics of the receivables, $220.3 million and $207.2 million were available for utilization under the facility as of December 31, 2005 and 2004, respectively. Any amounts funded under the Receivables Securitization Facility are not classified as debt on the balance sheet, but are reflected as a reduction in accounts receivable.
Credit Facilities
      In August 2004, we entered into a credit facility (the “Credit Facility”) consisting of (i) a $500 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $700 million term facility (the “Term Facility”) in three tranches: (a) a $250 million Tranche A-1, (b) a $300 million Tranche A-2 and (c) a $150 million Tranche B. The Tranche A-2 loan was unfunded at the closing of the Credit Facility. This Credit Facility has been amended several times since the original August 2004 close. As a result of these amendments (i) the $300 million commitment under the unfunded A-2 tranche was transferred to the Revolving Credit Facility (thus increasing the Revolving Credit Facility to $800 million) and (ii) Tranche B borrowings were refinanced with additional Tranch A-1 borrowings. Our effective interest rate on Tranche A-1 and revolving credit facility borrowings has changed as a result of these amendments from LIBOR + 125 basis points to LIBOR + 62.5 basis points. The Tranche A-1 loan is payable in mandatory quarterly installments of $7.1 million through 2007, quarterly installments of $9.5 million in 2008 and three installments of $95.1 million on March 31, 2009, June 30, 2009 and August 2, 2009.
      The commitments under the Revolving Credit Facility terminate in 2009. As of December 31, 2005, there were no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility allows for the issuance of letters of credit, which reduces the amount available for borrowing. As of December 31, 2005, there were $31.8 million in letters of credit outstanding and $768.2 million of borrowings available under the Revolving Credit Facility.
      The Credit Facility contains covenants that require us to maintain interest coverage ratios above certain minimum levels and total leverage and senior leverage ratios below certain maximum levels. The Credit Facility also contains additional covenants, including limitations on liens; investments; acquisitions; indebtedness; dispositions; dividends; share repurchases; mergers or sales of substantially all assets; changes in nature of business; and transactions with affiliates.
      The Credit Facility requires us to meet the following financial tests on the last day of each fiscal quarter:
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
      As of December 31, 2005, and at all other times during fiscal 2005, we were in compliance with all applicable covenants.
2.50% Convertible Senior Notes due 2023
      We have $300 million principal amount of 2.50% Convertible Senior Notes due 2023. Interest on the notes is payable on April 1 and October 1 of each year. The notes are convertible at the option of the holder upon the occurrence of certain events at a price of $47.46 per share. In May 2005, we terminated our right to deliver shares of common stock upon conversion of notes by holders in respect of the principal amount of the notes converted. As a result, the Company will be required to deliver cash to holders upon conversion, up to the principal amount of the notes converted. The Company will have the option to satisfy any amount of conversion obligation in excess of the principal amount in cash and/or shares of common stock. The notes may be redeemed, in whole or in part, at our option on or after October 2, 2010, at 100% of the principal amount plus accrued interest. In addition, holders of the notes have the option, subject to certain conditions, to require us to purchase any notes held by them for 100% of the principal amount plus accrued interest on October 1, 2010, October 1, 2015, and October 1, 2020, or upon a change of control.
Floating Rate Convertible Senior Debentures due 2033
      We have $344.6 million principal amount of Floating Rate Convertible Senior Debentures due 2033. Interest on the notes is payable on March 15, June 15, September 15 and December 15 of each year at an annual rate of LIBOR minus 1.25%. Additional quarterly interest equal to 0.0625% of the market value of the notes will be paid commencing with the quarterly interest period beginning December 15, 2009, if the market value of the notes during specified testing periods is 120% or more of the principal value. The notes are convertible at the option of the holder upon the occurrence of certain events at a price of $59.09 per share. In May 2005, we terminated our right to deliver shares of common stock upon conversion of notes by holders in respect of the principal amount of the notes converted. As a result, the Company will be required to deliver cash to holders upon conversion, up to the principal amount of notes converted. The Company will have the option to satisfy any amount of conversion obligation in excess of the principal amount in cash and/or shares of common stock. The notes may be redeemed, in whole or in part, at our option on or after March 15, 2010, at 100% of the principal amount plus accrued interest. In addition, holders of the notes have the option, subject to certain conditions, to require us to purchase any notes held by them for 100% of the principal amount plus accrued interest on December 15, 2008, March 15, 2010, December 15, 2014, December 15, 2019, December 15, 2024, and December 15, 2029, or upon a change of control.
3.25% Convertible Senior Subordinated Notes due 2024
      We have $330 million principal amount of 3.25% Convertible Senior Subordinated Notes due 2024. Interest on the notes is payable on March 1 and September 1 of each year. The notes are convertible at the option of the holder upon the occurrence of certain events at a price of $80.40 per share. In May 2005, we terminated our right to deliver shares of common stock upon conversion of notes by holders in respect of the principal amount of the notes converted. As a result, the Company will be required to deliver cash to holders upon conversion, up to the principal amount of notes converted. The Company will have the option to satisfy any amount of conversion obligation in excess of the principal amount in cash and/or shares of common stock. The notes may be redeemed, in whole or in part, at our option, on or after March 2, 2011, at 100% of the principal amount plus accrued interest. In addition, holders of the notes have the option, subject to certain conditions, to require us to purchase any notes held by them for 100% of the principal amount plus accrued interest on March 1, 2011, March 1, 2016 and March 1, 2021, or upon a change of control.

6 3/4% Senior Subordinated Notes due 2014
      We have $300 million principal amount of 6 3/4% Senior Subordinated Notes due 2014. Interest on the notes is payable on February 15 and August 15 of each year. The notes may be redeemed, in whole or in part, at our option, on or after August 15, 2009, at specified redemption prices plus accrued interest. At any period prior to August 15, 2009, we may redeem the notes at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. Also, on or prior to August 15, 2007, at our option, we may redeem up to 40% of the aggregate principal amount of the notes at a redemption price equal to 106.75% of the principal amount plus accrued interest with the proceeds of one or more equity offerings.
      If a change of control occurs and the notes fail to maintain at least a BBB- rating by S&P and a Baa3 rating by Moody’s, each holder of notes may require us to repurchase some or all of its notes at a purchase price equal to 101% of the principal amount plus accrued interest. The notes contain covenants which limit our ability to incur additional indebtedness, pay dividends, repurchase shares, create certain liens, enter into transactions with affiliates, consummate asset sales, and merge or consolidate. These covenants are subject to important exceptions and qualifications. Most of these covenants are suspended during any period that the notes are rated BBB- or better by S&P or Baa3 or better by Moody’s. In addition, most of these covenants permanently terminate if the notes are rated BBB- or better by S&P and Baa3 or better by Moody’s. As of December 31, 2005, and at all other times during fiscal 2005, we were in compliance with all applicable covenants.
6 1/8% Senior Subordinated Notes due 2015
      On July 15, 2005, we issued $500 million principal amount of 6 1/8% Senior Subordinated Notes due 2015. Interest on the notes is payable on January 1 and July 1 of each year. The notes may be redeemed, in whole or in part, at our option, on or after July 1, 2010, at specified redemption prices plus accrued interest. At any period prior to July 1, 2010, we may redeem the notes at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. Also, on or prior to July 1, 2008, at our option, we may redeem up to 40% of the aggregate principal amount of the notes at a redemption price equal to 106.125% of the principal amount plus accrued interest with the proceeds of one or more equity offerings.
      If a change of control occurs and the notes fail to maintain at least a BBB- rating by S&P and a Baa3 rating by Moody’s, each holder of notes may require us to repurchase some or all of its notes at a purchase price equal to 101% of the principal amount plus accrued interest. The notes contain covenants which limit our ability to incur additional indebtedness, pay dividends, repurchase shares, create certain liens, enter into transactions with affiliates, consummate asset sales, and merge or consolidate. These covenants are subject to important exceptions and qualifications. Most of these covenants are suspended during any period that the notes are rated BBB- or better by S&P or Baa3 or better by Moody’s. In addition, most of these covenants permanently terminate if the notes are rated BBB- or better by S&P and Baa3 or better by Moody’s. As of December 31, 2005, and at all other times during fiscal 2005, we were in compliance with all applicable covenants.
Critical Accounting Policies
      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Our significant accounting policies are described in “Item 8 — Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies.” We believe the critical accounting policies discussed below are those most important for an understanding of our financial condition and results of operations and require our most difficult, subjective or complex judgments.
      Revenue Recognition — We record product revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss have been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Risk of loss is generally transferred to the customer upon delivery. Products are typically delivered without significant post-sale obligations to customers. When significant post-sale obligations exist, revenue recognition is deferred until the obligations are satisfied. We record reductions to revenue for estimated returns. Should a greater or lesser number of products be returned to us, additional adjustments to revenue and the return reserve may be required. Pharmaceutical outsourcing service revenues, which can consist of specialized packaging, warehousing and distribution of products, and arrangements with multiple elements, are recognized as each of the elements is provided. The Company recognizes revenue for each element based on the fair value of the element provided, which has been determined by referencing historical pricing policies when the element is sold separately.
      Loss Contingencies — Accruals are recorded for various contingencies, including legal proceedings, environmental, workers’ compensation, product, general and auto liabilities, self-insurance and other claims that arise in the normal course of business. The accruals are based on management’s judgment, historical claims experience, the probability of losses and, where applicable, the consideration of opinions of internal and or external legal counsel and actuarial estimates. Reserves, including environmental reserves are recorded on an undiscounted basis. Additionally, we record receivables from third party insurers when recovery has been determined to be probable.
      Warranty Obligations — We provide for the estimated cost of product warranties at the time revenue is recognized. Although our facilities undergo quality assurance and testing procedures throughout the production process and we monitor our suppliers of Fisher branded products, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Although our actual product returns and warranty costs have not historically fluctuated, should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to cost of sales and the estimated warranty obligation may be required.
      Business Combinations — Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. A significant portion of the purchase price in many of our acquisitions is assigned to intangible assets that require that we use significant judgment in determining (i) fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. We utilize third-party valuation experts to assist us in this process. Changes in the initial assumptions could lead to changes in amortization charges recorded in our financial statements.
      Goodwill and Indefinite Lived Intangibles — We perform an evaluation of whether goodwill and indefinite lived intangibles are impaired annually, or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel, and acts by governments and courts. Fair value is determined using a combination of discounted cash flows and multiple of earnings valuation techniques. Our estimates are based upon historical trends, management’s knowledge and experience, and overall economic factors. While we believe our estimates are reasonable, different assumptions regarding items such as future cash flows and volatility in the markets we serve could affect our evaluations and result in write-downs to the carrying amount of our goodwill. We utilize third-party valuation experts to assist us in this process. We perform our annual test of goodwill impairment as of October 31. Any impairment event would negatively impact our results of operations.

      Long-lived Tangible Assets and Definite-lived Intangible Assets — We review such assets for possible impairment when we believe that a change in circumstances in the business or external factors indicates a review is warranted. Circumstances that may trigger an impairment review include the change in the volume of product produced at a facility, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, or an adverse change in legal factors or in the business climate. Our review to determine if an impairment test is required is based on an undiscounted cash flow analysis for asset groups at the lowest level for which there are identifiable cash flows largely independent of the cash flows of other asset groups. The analysis requires that we assess changes in technology, the continued success of products, future volume, and revenue and expense growth rates. Any impairment event would negatively affect our results of operations.
      Pension Plans and Retiree Benefits — The costs and obligations of our pension and retiree benefit plans are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. The most significant assumptions, as presented in “Item 8 — Financial Statements and Supplementary Data — Note 17 — Employee Benefit Plans,” can include discount rate, expected return on plan assets, future trends in healthcare costs, and future pay increases. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. Actual results may differ substantially from these assumptions. These differences may significantly affect future pension or retiree benefit expenses and obligations and hence both pretax and after-tax income.
      Annual pension and retiree benefit expense is principally the sum of four components: 1) value of benefits earned by employees for working during the year; 2) increase in the liability from interest; 3) expected return on plan assets; which reduces the expense and 4) other gains and losses as described below. The expected return on plan assets is calculated by applying an assumed long-term rate of return to the fair value of plan assets. In any given year, actual returns can differ significantly from the expected return. Differences between the actual and expected return on plan assets are combined with gains or losses resulting from the revaluation of plan liabilities. Plan liabilities are revalued annually, based on updated assumptions and information about the individuals covered by the plans.
      In accordance with U.S. GAAP, unrecognized gains and losses, such as actual gains or losses on assets that vary from expected returns, are generally amortized over the remaining years that employees are expected to work. Accordingly, while changes in assumptions and actual results of portfolios introduce significant variability, the amortization provisions described above somewhat reduce the periodic charges or credits to the statement of operations.
      If the fair value of pension plan assets is less than the accumulated pension benefit obligation, accounting standards require our balance sheet to include an additional pension liability equal to the difference, adjusted for accrued pension cost. The adjustment to record this additional liability is generally charged to other comprehensive income/(loss) in stockholders’ equity and hence results in a decrease in net assets on the balance sheet.
      Stock Options — We have historically measured compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. While our primary financial statements have used the above measure, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) also requires that we present pro forma financial results as if a fair value method of accounting for an employee stock option or similar equity instrument were applied. Under SFAS 123, the fair value of the stock option is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and its expected dividends, and the risk-free interest rate over the expected life of the option. These assumptions are highly subjective and changes in them could significantly impact the value of the option and hence the pro forma compensation cost.

      We will be required to account for options under the fair value method in 2006. For a discussion of the expected effect of our application of the fair value method as of January 1, 2006, as required by SFAS 123R, see “Item 8 — Financial Statements and Supplementary Data — Note 21 — Recent Accounting Pronouncements.”
      Income Taxes — Deferred income taxes provide for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities. We regularly assess the likelihood of realization of future net deductible amounts and net operating loss carryforwards and credits and establish valuation allowances for amounts considered to be less likely than not of being realized. Changes in this assessment can lead to changes to after-tax income.
      We operate in numerous countries under many legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, value-added tax (VAT) deemed profits (which are generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of current and deferred tax balances and hence our after-tax income.
      We intend to indefinitely reinvest certain earnings of our foreign subsidiaries in operations outside the U.S., and accordingly, we have not provided for U.S. income taxes on such earnings. We do provide for U.S. and additional non-U.S. taxes on earnings anticipated to be repatriated from our non-U.S. subsidiaries. Any changes in plans relative to repatriation could result in a change to our after-tax income.
      Our tax filings for various periods are subject to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. We have provided for the amounts we believe will ultimately result from these proceedings. Should the results of the tax audits be different from what we estimate, a charge or a credit, perhaps material in nature, could be reflected in our statement of operations.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. This statement addressed the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the statement of operations. SFAS 123R is effective for us as of January 1, 2006. We historically accounted for share-based payments to employees under APB Opinion No. 25’s intrinsic value method. As such, we generally have not recognized compensation expense for options granted to employees. We will adopt the provisions of SFAS 123R under the modified prospective method, in which compensation cost for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS 123R and compensation cost for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS 123R is recognized based on SFAS 123. Tax benefits will be recognized related to the cost for share-based payments to the extent the equity instrument would ordinarily result in a future tax deduction under existing law. Tax expense will be recognized to write off excess deferred tax assets when the tax deduction upon settlement of a vested option is less than the expense recorded in the statement of operations (to the extent not offset by prior tax credits for settlements where the tax deduction was greater than the fair value cost). We currently estimate the expense associated with 2006 equity-based compensation to be approximately 28 cents per share. This amount is subject to revisions as we finalize certain assumptions related to 2006, including the size and nature of awards and forfeiture rates. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financial cash flow rather than as operating cash flow as was previously required. We cannot estimate what the future tax benefits will be as the amounts depend on, among other factors, future employee stock option exercises. Due to our tax loss position, there was no operating cash inflow realized for December 31, 2005 and 2004 for such excess tax deductions.
      In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS 123R.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends Accounts Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently assessing the impact that adoption of SFAS 151 will have on our results of operations and financial position, but we do not expect that it will be material.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Financial Instruments
      In the normal course of business, we use derivative financial instruments, including foreign currency forward exchange contracts and options, commodity swaps and options and interest rate swaps to manage market risks. The objective in managing our exposure to changes in foreign currency exchange rates and commodities prices is to reduce volatility on earnings and cash flow associated with these changes. The objective in managing our exposure to changes in interest rates is to limit the impact of these changes on earnings and cash flow and to lower our overall borrowing costs. We do not hold derivatives for trading purposes.
      We measure our market risk related to our holdings of financial instruments, be they derivatives or simply monetary assets or liabilities, based on changes in foreign currency rates, commodities prices and interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in cash flows and earnings based on a hypothetical 10% change in these market rates; we believe that the fair value exposures on these holdings is not necessarily material. We use year-end market rates on our financial instruments to perform the sensitivity analysis. We do not include items such as lease contracts, insurance contracts, and obligations for pension and other postretirement benefits in the analysis.
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

Interest Rate Risk and Management
      As of December 31, 2005, our debt portfolio included both fixed rate instruments (approximately $1,469.3 million) and floating rate instruments (approximately $740.8 million). The weighted average interest rates during 2005 of the fixed instrument portfolio were approximately 5.60% and the weighted average interest rates during 2005 for the variable instrument portfolio were approximately 3.36%. While our fixed rate instruments guarantee that our earnings and our cash flows will be predictable, changes in interest rates can cause the value of our fixed rate debt to change. However, such a value change has no impact on either our earnings or our cash flows unless we determine that we wish to retire a fixed rate debt obligation on the open market.
      On the other hand, our future earnings and future cash flows can fluctuate with our floating rate borrowings. However, the impact would be partially mitigated by the floating rate interest earned on excess cash. If there was a hypothetical 10% change in interest rates, the net impact to earnings and cash flows would be approximately $1.0 million. The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one-year period due to an immediate 10% change in rates.
Currency Risk and Management
      We operate and conduct business in many foreign countries and as a result are exposed to fluctuations in foreign currency exchange rates. Our exposure to exchange rate effects includes (1) exchange rate fluctuations on financial instruments and transactions denominated in foreign currencies other than the functional currency of a specific subsidiary, which affect earnings, and (2) exchange rate movements upon translation of net assets in foreign subsidiaries for which the functional currency is not the U.S. dollar, which generally affects our net equity — not our earnings nor our cash flows.
      As of December 31, 2005, we had outstanding forward and/or option contracts to minimize our exposures to exchange rate fluctuations between the US dollar and Euros, Swiss Francs and Japanese Yen. The primary purpose of those contracts was to hedge against fluctuations in the exchange rates associated with short-term intercompany debt obligations. The fair value of these contracts as of that date was immaterial and, therefore, the potential loss in fair values, earnings or cash flows from a 10% shift in exchange rate was immaterial. In addition, given that such contracts were primarily intended to serve as fair value hedges, the net impact on our operating results and cash flows is deminimis.
      Our primary currency rate exposures, apart from the intercompany debt obligations noted above, relate to sales of goods or services, or purchase of good or services, by our businesses in currencies other than the ones in which they primarily do business. These exposures, because of the manner in which we source and sell product, are limited. A hypothetical 10% change in the currency exchange rates would not have had a material impact on our fair values, cash flows or earnings.
Commodity Risk Management
      As of December 31, 2005, we had outstanding option contracts on heating oil to minimize our exposures to fluctuations in the price of diesel fuel. The fair value of these contracts as of that date was immaterial and, therefore, the potential loss in fair values, earnings or cash flows from a 10% shift in heating oil prices is immaterial.
      Our primary commodity exposures relate to the procurement of raw material components used in our manufacturing operations, primarily petroleum-based resins and steel. A hypothetical 10% change in the price of these raw material components would not have had a material impact on our fair values, cash flows or earnings. We currently do not have derivative instruments in place with respect to these exposures.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fisher Scientific International Inc.
      We have audited the accompanying consolidated balance sheets of Fisher Scientific International Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity and other comprehensive income for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fisher Scientific International Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP

New York, New York
February 17, 2006

FISHER SCIENTIFIC INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In millions, except per share data)
Net sales	$5,579.4	$4,627.3	$3,554.0
Cost of sales	3,668.8	3,272.5	2,620.8
Selling, general and administrative expenses	1,230.1	1,000.6	676.5
Impairment of goodwill	—	64.9	—
Restructuring expenses	22.8	7.8	—

Operating income	657.7	281.5	256.7
Interest expense	109.3	104.8	84.8
Other expense (income), net	60.3	(10.4)	77.7

Income from continuing operations before income taxes	488.1	187.1	94.2
Income tax provision	116.2	25.3	17.7

Income from continuing operations	371.9	161.8	76.5
Income from discontinued operations, including gain on disposal of $17.0, net of tax for the year ended December 31, 2005	17.2	4.6	1.9

Net income	$389.1	$166.4	$78.4

Earnings per share:
Basic net income per common share:
Income from continuing operations	$3.06	$1.88	$1.35
Income from discontinued operations	0.14	0.05	0.03

Net income	$3.20	$1.93	$1.38

Diluted net income per common share:
Income from continuing operations	$2.92	$1.75	$1.26
Income from discontinued operations	0.13	0.05	0.03

Net income	$3.05	$1.80	$1.29

Weighted average common shares outstanding:
Basic	121.5	86.2	56.9

Diluted	127.5	92.2	60.6

See the accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET

	December 31,

	2005	2004

	(In millions, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$407.2	$162.5
Accounts receivable, net	697.0	632.8
Inventories	605.6	622.4
Other current assets	281.5	264.5
Assets held for sale	—	94.2

Total current assets	1,991.3	1,776.4
Property, plant and equipment, net	831.3	785.4
Goodwill	3,769.8	3,756.9
Intangible assets, net	1,569.1	1,565.4
Other assets	268.8	206.1

Total assets	$8,430.3	$8,090.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$74.6	$39.4
Accounts payable	501.1	468.5
Accrued and other current liabilities	439.4	452.9
Liabilities held for sale	—	8.9

Total current liabilities	1,015.1	969.7
Long-term debt	2,135.5	2,309.2
Other long-term liabilities	975.4	941.3

Total liabilities	4,126.0	4,220.2

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 123,656,538 and 118,928,952 shares issued; 123,401,563 and 118,673,977 shares outstanding at December 31, 2005 and 2004, respectively)	1.2	1.1
Capital in excess of par value	4,191.9	4,006.1
Retained earnings (Accumulated deficit)	129.0	(260.1)
Accumulated other comprehensive (loss) income	(13.8)	126.9
Treasury stock, at cost (254,975 shares at December 31, 2005 and 2004)	(4.0)	(4.0)

Total stockholders’ equity	4,304.3	3,870.0

Total liabilities and stockholders’ equity	$8,430.3	$8,090.2

See the accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Cash flows from operating activities:
Net income	$389.1	$166.4	$78.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	131.2	92.3	53.0
Amortization of intangible assets	53.3	32.6	12.1
Amortization — other	15.4	18.4	17.7
Debt redemption premiums and write off of amounts associated with debt tenders	70.3	9.3	65.9
Deferred income taxes	71.3	(3.0)	(0.5)
Other noncash items	12.9	8.8	18.8
Gain on sale of business and investments	(27.2)	(22.7)	—
Impairment of goodwill	—	64.9	—
Changes in working capital:
(Increase)/decrease in accounts receivables, net	(57.7)	35.0	(17.0)
(Increase)/decrease in inventories	(9.1)	54.6	37.6
(Increase)/decrease in other current assets	12.0	(10.0)	4.3
Increase in accounts payable	21.4	15.0	7.8
(Decrease)/increase in accrued and other current liabilities	(16.6)	2.0	7.8
(Decrease) in other assets and liabilities	(54.3)	(70.8)	(67.9)

Cash provided by operating activities	612.0	392.8	218.0

Cash flows from investing activities:
Acquisitions, net of cash acquired	(278.8)	(336.1)	(672.0)
Capital expenditures	(127.8)	(93.4)	(80.2)
Proceeds from sale of a business	111.3	—	—
Other investing activities	26.9	22.5	(14.2)

Cash used in investing activities	(268.4)	(407.0)	(766.4)

Cash flows from financing activities:
Proceeds from sale of common stock	—	—	260.6
Proceeds from stock options exercised	148.1	136.0	19.8
Long-term debt proceeds	497.3	1,029.3	1,470.7
Long-term debt payments	(634.6)	(1,035.6)	(1,077.9)
Proceeds from Revolving Credit Facility	74.1	471.8	—
Revolving Credit Facility payments	(74.1)	(471.8)	—
Change in short-term debt, net	(15.2)	(5.8)	(16.2)
Debt financing costs	(2.0)	(26.9)	(29.5)
Debt redemption premiums and other financing	(77.8)	(13.8)	(43.8)

Cash (used in)/provided by financing activities	(84.2)	83.2	583.7

Effect of exchange rate changes on cash and cash equivalents	(14.7)	9.7	9.7

Net change in cash and cash equivalents	244.7	78.7	45.0
Cash and cash equivalents — beginning of year	162.5	83.8	38.8

Cash and cash equivalents — end of year	$407.2	$162.5	$83.8

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, net of refunds	$37.5	$31.6	$11.7

Interest	$103.1	$90.4	$93.1

Acquisition of assets financed with debt	$21.0	$—	$—

Fair value of equity securities issued in connection with the Apogent merger	$—	$2,768.7	$—

See the accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

						Retained	Accumulated
	Common Stock		Capital in	Shares	Shares to be	Earnings/	Other	Treasury Stock, at cost			Other
			Excess of	Deposited	Distributed	(Accumulated	Comprehensive				Comprehensive
	Shares	Amount	Par Value	in Trust	from Trust	Deficit)	Income/(Loss)	Shares	Amount	Total	Income

	(In millions, except share data)
Balance at January 1, 2003	54,675,513	$0.5	$676.4	$(34.0)	$34.0	$(504.9)	$(37.5)	36,606	$(1.0)	$133.5
Net income	—	—	—	—	—	78.4	—	—	—	78.4	$78.4
Foreign currency translation adjustment	—	—	—	—	—	—	69.2	—	—	69.2	69.2
Unrealized investment gain, net of tax	—	—	—	—	—	—	1.8	—	—	1.8	1.8
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	—	0.5	—	—	0.5	0.5
Minimum pension liability, net of tax	—	—	—	—	—	—	6.0	—	—	6.0	6.0

Subtotal — other comprehensive income											$155.9

Proceeds from issuance of common stock, net	6,634,526	0.1	260.5	—	—	—	—	—	—	260.6
Proceeds from stock options	1,908,044	—	19.8	—	—	—	—	—	—	19.8
Tax benefit from stock options	—	—	5.6	—	—	—	—	—	—	5.6
Acquisition of treasury stock	—	—	2.2	—	—	—	—	226,039	(2.2)	—
Trust activity	—	—	—	8.5	(8.5)	—	—	—	—	—

Balance at December 31, 2003	63,218,083	$0.6	$964.5	$(25.5)	$25.5	$(426.5)	$40.0	262,645	$(3.2)	$575.4

Net income	—	—	—	—	—	166.4	—	—	—	166.4	$166.4
Foreign currency translation adjustment	—	—	—	—	—	—	89.9	—	—	89.9	89.9
Unrealized investment gain, net of tax	—	—	—	—	—	—	4.1	—	—	4.1	4.1
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	—	(4.3)	—	—	(4.3)	(4.3)
Minimum pension liability, net of tax	—	—	—	—	—	—	(2.8)	—	—	(2.8)	(2.8)

Subtotal — other comprehensive income											$253.3

Acquisition of Apogent Technologies Inc. stock, net	50,634,510	0.5	2,868.6	—	—	—	—	—	—	2,869.1
Proceeds from stock options	5,074,800	—	136.0	—	—	—	—	—	—	136.0
Tax benefit from stock options	—	—	36.0	—	—	—	—	—	—	36.0
Shares issued upon conversion of debt	1,559	—	0.1	—	—	—	—	—	—	0.1
Acquisition of treasury stock	—	—	—	—	—	—	—	49,843	(3.0)	(3.0)
Trust activity	—	—	0.9	1.5	(1.5)	—	—	(57,513)	2.2	3.1

Balance at December 31, 2004	118,928,952	$1.1	$4,006.1	$(24.0)	$24.0	$(260.1)	$126.9	254,975	$(4.0)	$3,870.0

Net income	—	—	—	—		389.1	—	—	—	389.1	$389.1
Foreign currency translation adjustment	—	—	—	—	—	—	(138.2)	—	—	(138.2)	(138.2)
Unrealized investment losses, net of tax	—	—	—	—	—	—	(1.8)	—	—	(1.8)	(1.8)
Unrealized losses on cash flow hedges, net of tax	—	—	—	—	—	—	(0.5)	—	—	(0.5)	(0.5)
Minimum pension liability, net of tax	—	—	—	—	—	—	(0.2)	—	—	(0.2)	(0.2)

Subtotal — other comprehensive income											$248.4

Proceeds from stock options	4,727,586	0.1	147.3	—	—	—	—	—	—	147.4
Tax benefit from stock options	—	—	37.1	—	—	—	—	—	—	37.1
Compensation expense	—	—	1.4	—	—	—	—	—	—	1.4
Trust activity	—	—	—	7.1	(7.1)	—	—	—	—	—

Balance at December 31, 2005	123,656,538	$1.2	$4,191.9	$(16.9)	$16.9	$129.0	$(13.8)	254,975	$(4.0)	$4,304.3

See the accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
Note 1 — Nature of Operations
      Fisher Scientific International Inc. (“Fisher,” “the Company” or “we”) was founded in 1902 and was incorporated as a Delaware Corporation in 1991. The Company’s operations are conducted throughout North and South America, Europe, parts of Asia, Australia, and Africa, directly or through one or more subsidiaries, joint ventures, agents or dealers. The Company’s operations are organized into the following three business segments:

1. Scientific products and services segment manufactures and sells products and services primarily to entities conducting scientific research, including drug discovery and drug development, quality and process control and basic research and development, as well as to third-party distributors. The businesses in this segment manufacture and/or distribute a broad range of biochemicals and bioreagents; organic and inorganic chemicals; sera; cell-culture media; sterile liquid-handling systems; microbiology media and related products; and other scientific research related consumable products, instruments and equipment. The businesses in this segment also distribute safety-related products such as personal-protection equipment, respiratory protection systems, environmental monitoring and sampling equipment, and other safety and clean-room supplies. Additionally, businesses in this segment provide services to pharmaceutical and biotechnology companies engaged in clinical trials, including specialized packaging, over-encapsulation, labeling and distribution for phase III and phase IV clinical trials, analytical testing, biological-specimen management, as well as combinatorial chemistry, custom-chemical synthesis and supply-chain management.

2. Healthcare products and services segment manufactures and distributes an array of diagnostic kits and reagents, equipment, instruments and other consumable products to hospitals, clinical laboratories, reference laboratories and physicians’ offices as well as third-party distributors, located primarily in the U.S. Other businesses in this segment provide outsourced manufacturing services for diagnostic reagents, calibrators and controls to the healthcare and pharmaceutical industries.

3. Laboratory workstations segment primarily manufactures and sells workstations and fume hoods for laboratories. The product offerings in this segment include steel, wood and plastic laminate casework systems, adaptable furniture systems, airflow products and various other laboratory fixtures and accessories.
Note 2 — Summary of Significant Accounting Policies
      Principles of Consolidation — The financial statements include the accounts of the Company and its subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares. Also, the Company consolidates variable interest entities in which the Company bears a majority of the risk to the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. The Company does not currently have any material investments in entities it consolidates as variable interest entities. The results of companies acquired during the year are included in the financial statements from the effective date of the acquisition. All significant intercompany accounts and transactions have been eliminated.
      Discontinued Operations — Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the account balances and activities of Atos Medical Holding AB (“Atos”) have been segregated and reported as discontinued operations for all periods presented. The divestiture of Atos is described in Note 3 — Business Combinations and Divestiture.
      Cash and Cash Equivalents — Cash and cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the date of acquisition. These investments are carried at cost, which approximates market value.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Allowance for Doubtful Accounts — The allowance for doubtful accounts receivable reflects the best estimate of probable losses inherent in the Company’s receivables determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.
      Inventories — Inventories are valued at the lower of cost or market, cost being determined principally by the first-in, first-out (“FIFO”) method with certain of the Company’s subsidiaries utilizing the last-in, first-out (“LIFO”) method. The Company periodically reviews quantities of inventories on hand and compares these amounts to the expected use of each product or product line. In addition, the Company has certain inventory that is subject to fluctuating market pricing. The Company assesses the carrying value of this inventory based on a lower of cost or market analysis. The Company records a charge to cost of sales for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges, purchasing and receiving costs, and internal transfer costs, are included in the cost of sales line item within the statement of operations.
      Investments — Long-term investments in marketable equity securities that represent less than 20% ownership and for which the company does not have the ability to exert significant influence are marked to market at the end of each accounting period. At December 31, 2005 and 2004, the Company had available-for-sale securities with a fair market value of $17.8 and $19.0 million and a cost basis of approximately $12.1 million and $12.3 million, respectively. Unrealized gains and losses are credited or charged to other comprehensive income within shareholders’ equity for available-for-sale securities unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. The Company evaluates its investments for other-than-temporary impairments based on quantitative and qualitative factors. There were no securities in an unrealized loss position for more than twelve months and the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2005. The Company did not record any other-than-temporary impairment charges for the three years ended December 31, 2005. Accumulated other comprehensive income for the years ended December 31, 2005 and 2004 included an unrealized loss on available for sale securities, net of tax, of approximately $2.1 million and an unrealized gain on available for sale securities, net of tax, of $3.7 million, respectively.
      Included in other assets are securities held in a rabbi trust for a supplemental nonqualified executive retirement program, as more fully described in Note 17 — Employee Benefit Plans. These securities had a fair market value of approximately $45 million and $34 million at December 31, 2005, and 2004, respectively, and are classified as available-for-sale. The assets held in the rabbi trust are comprised of 91% debt securities and 9% equity securities at December 31, 2005, compared to 89% debt securities and 11% equity securities at December 31, 2004. Unrealized gains on these securities, net of tax, included in accumulated other comprehensive income for the years ended December 31, 2005, and 2004, were $0.2 million and $0.4 million, respectively.
      Other investments for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, which provides that they are recorded at the lower of cost or estimated net realizable value. At December 31, 2005 and 2004, the Company had cost method investments with carrying amounts of $7.0 million and $4.1 million, respectively.
      For equity investments in which the Company owns or controls 20% or more of the voting shares, or for those investments in which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in other expense (income), net within the statement of operations and is not material in any period presented. The Company owns 49% of Glass and Plastic Labware LLC and 50% of Panymex International, S.A., unconsolidated joint ventures held as equity investments. These equity method investments are not material to the Company’s consolidated financial position or results of operations.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company realized gains on the sale of securities of approximately $3.3 million, $22.7 million and $0 in 2005, 2004 and 2003. Realized gains and losses resulting from the sale of investment securities are accounted for using the specific identification method. Proceeds from the sale of investments were approximately $3.3 million, $26 million and $0 in 2005, 2004 and 2003, respectively.
      Property, Plant and Equipment — Property, plant and equipment are recorded at cost. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation is generally based upon the following estimated useful lives: buildings and improvements 5 to 30 years and machinery, equipment and other 3 to 10 years. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the shorter of their economic lives or the initial lease term.
      Asset Retirement Obligations — The Company records obligations associated with its lease obligations, the retirement of tangible long-lived assets and the associated asset-retirement costs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143 (“FIN 47”). The Company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as an operating expense. The Company provides for asset retirement obligations when such amounts can be reasonably estimated, regardless of whether the settlement is conditional on a future event. At December 31, 2005, the Company had recorded asset retirement obligations and related accretion expense of $18.6 million and $0.3 million, respectively. The effect of adopting FIN 47 was not material.
      Accounts Payable — The Company, in accordance with FIN 39, Offsetting of Amounts Related to Certain Contracts, reclassifies net book overdrafts to accounts payable at period end. Amounts reclassified to accounts payable were $110.2 million and $102.0 million at December 31, 2005 and 2004, respectively. Bank overdrafts of $7.7 million and $13.5 million at December 31, 2005 and 2004, respectively, were reclassified to short-term debt.
      Goodwill and Other Intangible Assets — Our intangible assets consist of (1) goodwill, which is not being amortized; (2) indefinite-lived intangibles, which consist of trademarks and trade secrets that are not subject to amortization; and (3) amortizable intangibles, which consist of customer lists, non compete agreements, supplier agreements, patents and developed technology, which are being amortized over their useful lives with periods ranging from two to 25 years. All intangible assets are subject to impairment tests on an annual or periodic basis.
      We assess the impairment of goodwill on October 31 of each fiscal year. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), defines a reporting unit as an operating segment or one level below an operating segment. The Company had 50 reporting units at December 31, 2005. When changes occur in the composition of one or more segments or reporting units, the goodwill is reassigned to the segments or reporting units affected based on their relative fair value. This same impairment test will be performed at other times during the course of the year should an event occur that suggests that the recoverability of goodwill should be challenged. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
amount of intangible assets exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. Goodwill valuations are calculated using an income approach based on the present value of future cash flows of each reporting unit. This approach incorporates many assumptions including future growth rates, discount factors and income tax rates. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods. The fair value of the Company’s intangible assets is derived from the fair value of similar assets or results of valuation techniques, which principally include the present value of estimated expected cash flows using a discount rate that management has assessed in relation to the risks involved. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.
      Impairment of Long-Lived Assets — Property, plant and equipment and other long-term assets are reviewed for impairment whenever circumstantial changes in the business indicate that the carrying amount may not be recoverable. Impairment losses are charged to the statement of operations for the difference between the fair value and carrying value of the asset. During 2005, the Company recognized $7.8 million of impairment losses on long-lived assets. During 2004, the Company recognized $2.7 million in impairment losses on long-lived assets. No impairment losses were recorded on long-lived assets in 2003.
      Deferred Financing Fees — Deferred financing fees of $22.5 million and $33.3 million at December 31, 2005 and 2004, respectively, are included in other assets within the balance sheet and are amortized through the earlier of the maturity date or put date of the related debt, using the effective interest method. During 2005, 2004 and 2003, the Company recorded as interest expense the amortization for deferred financing fees of $4.3 million, $5.0 million, and $3.9 million, respectively. Upon the early tender of debt, unamortized deferred financing fees are recognized in the other expense (income), net line item within the statement of operations.
      Loss Contingencies — Accruals are recorded for various contingencies, including legal proceedings, environmental, workers’ compensation, product, general and auto liabilities, self-insurance and other claims that arise in the normal course of business. The accruals are based on management’s judgment, historical claims experience, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarial estimates. Additionally, we record receivables from third-party insurers up to the amount of the loss when recovery has been determined to be probable. Reserves, including environmental reserves, are recorded on an undiscounted basis.
      Advertising — The Company expenses advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized on a straight-line basis over its expected period of future benefit, generally two years. The Company has capitalized advertising costs of $20.9 million and $33.1 million at December 31, 2005 and 2004, respectively, included in other assets in these financial statements. Direct-response advertising consists of external catalog production and mailing costs, and amortization begins on the date the catalogs are first mailed. Advertising expense, which includes internal employment costs for marketing personnel and amortization of capitalized direct-response advertising, was $92.1 million, $72.2 million and $39.9 million for the years ended December 31, 2005, 2004, and 2003, respectively. Included in advertising expense was catalog amortization of $10.8 million, $13.3 million, and $14.3 million for 2005, 2004 and 2003, respectively. In addition, $0.3 million, $1.4 million and $0 million of advertising expense was incurred related to the Company’s discontinued operation in 2005, 2004 and 2003, respectively.
      Revenue Recognition — The Company records product revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title generally transfers at the shipping point;

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
however, full risk of loss is generally transferred to the customer upon delivery. Products are typically delivered without significant post-sale obligations to customers. When significant post-sale obligations exist, revenue recognition is deferred until the obligations are satisfied. Provisions for discounts, warranties, rebates to customers, returns and other adjustments are provided for in the period the related sales are recorded. Pharmaceutical outsourcing service revenues, which can consist of specialized packaging, warehousing and distribution of products, and arrangements with multiple elements, are recognized as each of the elements is provided. The Company recognizes revenue for each element based on the fair value of the element provided, which has been determined by referencing historical pricing policies when the element is sold separately. Other service revenue is recognized as the services are performed.
      Certain contracts associated with the Company’s laboratory-workstations segment are recorded under the percentage-of-completion method of accounting. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to completion. Cost to completion is measured based on the ratio of actual cost incurred to total estimated cost. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Changes in estimates to complete and revisions in overall profit estimates on percentage-of-completion contracts are recognized in the period in which they are determined.
      Warranty Obligations — The Company also provides for the estimated cost of product warranties at the time revenue is recognized. Although our manufacturing facilities undergo quality assurance and testing procedures throughout the production process and the Company monitors its suppliers of Fisher-branded products, the warranty obligation is affected by product-failure rates, material usage and service-delivery costs incurred in correcting a product failure. Although actual product returns and warranty costs have not historically fluctuated, should actual product failure rates, material usage or service-delivery costs differ from the estimates, revisions to cost of sales and the estimated warranty obligation may be required. Our warranty accrual at December 31, 2005 and 2004 was $5.2 million and $5.6 million, respectively.
      European Electronic Equipment Waste Obligation — In June 2005, the FASB issued Staff Position (“FSP”) No. 143-1, Accounting for Electronic Equipment Waste Obligations, which provides guidance on accounting for historical waste obligations associated with the European Union Waste, Electrical and Electronic Equipment Directive (“WEEE Directive”). FSP No. 143-1 is effective for the Company upon the adoption of the WEEE Directive into law by the applicable European Union member country. Individual European Union Member countries are in various stages of adopting the steps necessary to enact the legislation. These steps include, among others, (i) fully enacting their national laws relating to WEEE, (ii) completing implementation of their administrative measures and programs, (iii) clarifying the scope of products considered WEEE, and/or (iv) establishing pricing for recycling of WEEE. For sales made to European Union member countries that have taken the steps necessary, a reserve for the estimated cost of disposal has been recorded at the time of the product sale. In addition, reserves for the Company’s historical obligations have been recorded. The impact of these historical obligations were not material to the Company.
      Shipping and Handling — The Company records shipping and handling charges billed to customers in net sales and records shipping and handling costs in cost of goods sold for all periods presented.
      Research and Development — The Company expenses costs associated with the development of new products. Research and development expenses are charged to selling, general and administrative expenses and were in the aggregate $44.2 million, $36.7 million and $11.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Research and development expenses of $1.5 million and $0.5 million for 2004 and 2003, respectively, were included in discontinued operations.
      Income Taxes — The Company uses the liability method for determining income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recorded to the extent that realization of such benefits is more likely than not. A valuation allowance is provided for such net deferred tax assets that are not considered to be likely of recovery.
      We generally consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as there is no intention to repatriate earnings. Undistributed earnings of our foreign subsidiaries amounted to approximately $505.2 million at December 31, 2005. Only upon our resolution to distribute or the actual distribution of those earnings in the form of dividends or otherwise, will we be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. At that point, the tax effects of such repatriation will be recorded.
      The Company establishes an estimated liability for federal, state and foreign income tax exposures that arise and meet the criteria for accrual under SFAS No. 5, Accounting for Contingencies. This liability addresses a number of issues for which the Company may have to pay additional taxes (and interest) when all examinations by taxing authorities are completed. The liability amounts for such matters are based on an evaluation of the underlying facts and circumstances, thorough research of the technical merits of the Company’s arguments, and an assessment of the chances of the Company prevailing in its arguments. Amounts not expected to be settled within one year are classified in other liabilities on the balance sheet.
      Stock-Based Compensation — The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. Therefore, the Company has recognized compensation expense only for restricted stock units and similar awards as all options granted had exercise prices equal to the market value of the underlying stock on the measurement date and there were no other provisions that would have required variable accounting.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”), an amendment of FASB Statement No. 123. If compensation expense for the Company’s stock option plans had been determined based on the fair value at the grant date for awards under the Company’s stock plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income and net income per common share would have approximated the pro forma amounts indicated below (in millions, except per share amounts):

	2005	2004	2003

Net income, as reported	$389.1	$166.4	$78.4
Add: stock-based employee compensation included in net income, net of tax(a)	2.2	0.8	—
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(36.5)	(30.2)	(19.2)

Net income, pro forma	$354.8	$137.0	$59.2

Net income per common share
As reported:
Basic	$3.20	$1.93	$1.38

Diluted	$3.05	$1.80	$1.29

Pro forma:
Basic	$2.92	$1.59	$1.04

Diluted	$2.78	$1.48	$0.98

(a)	Pro forma stock-based compensation expense includes $0.2 million and $0.1 million of compensation expense related to the Company’s discontinued operations (Atos) in 2004 and 2003, respectively. In conjunction with the sale of Atos in April 2005, the Company accelerated the vesting of approximately 42,000 unvested options of Atos employees.
      The fair value of the Company’s stock options included in the preceding pro forma amounts were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rate	4.0%	3.3%	2.8%
Expected life of option	4.7 years	5.0 years	5.0 years
Volatility	28%	39%	41%
Expected dividend yield	0.0%	0.0%	0.0%
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
      Derivative Financial Instruments — The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash-flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash-flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.
      The nature of the Company’s business activities requires the management of various financial and market risks, including those related to changes in interest rates, foreign currency and commodity rates. The Company uses derivative financial instruments to mitigate or eliminate certain of those risks. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. The Company does not hold derivatives for trading purposes.
      In the third quarter of 2005, the Company terminated the interest-rate swaps (collectively “the swaps”) associated with its LIBOR-based debt, resulting in a pretax gain of $5.3 million. This gain is classified in interest expense in the accompanying statement of operations.
      The Company enters into forward currency and option contracts to hedge exposure to fluctuations in foreign currency rates. For foreign currency contracts that are designated as hedges, changes in the fair value are recorded in OCI to the extent of hedge effectiveness and are subsequently recognized in the results of operations once the forecasted transactions are recognized. For forward currency contracts not designated as hedges, changes in fair value are recognized in the results of operations in the current period. These changes in fair value were not material to the financial statements for any periods presented.
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
      At December 31, 2005 the Company did not have any derivative and hedging instruments for which hedge accounting treatment under SFAS No. 133 was being applied.
      Other Comprehensive Income — Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in OCI, but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s OCI comprised unrealized gains and losses on available-for-sale securities, unrealized gains/losses on cash-flow hedges, minimum pension liability and foreign- currency-translation adjustments.
      Earnings per Share — Basic net income per share represents net income divided by the weighted average common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average common stock and common stock equivalents outstanding during the period. Weighted average shares used in diluted earnings per share include common stock equivalents arising from stock options, warrants and shares underlying the Company’s convertible notes under the treasury stock method.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table sets forth basic and diluted net income per share computational data for the years ended December 31, 2005, 2004 and 2003 (in millions, except per share amounts):

	2005	2004	2003

Net income available to common shareholders	$389.1	$166.4	$78.4

Weighted average common shares outstanding used in computing basic net income per common share	121.5	86.2	56.9
Dilutive securities:
Stock options and warrants(a)	4.3	5.0	3.7
Convertible notes	1.7	1.0	—

Weighted average common shares outstanding used in computing diluted net income per common share	127.5	92.2	60.6

Basic net income per common share	$3.20	$1.93	$1.38

Diluted net income per common share	$3.05	$1.80	$1.29

(a)	The weighted average amount of outstanding antidilutive common stock options excluded from the computation of diluted net income per common share was 2.2 million, 0.9 million and 0.2 million at December 31, 2005, 2004 and 2003, respectively.
      Under Emerging Issues Task Force (“EITF”) No. 04-08 The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, which is effective for periods ending after December 15, 2004, and EITF No. 90-19 Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, because of the Company’s obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the $47.46, $59.09, and $80.40 conversion price for the 2.50% Convertible Senior Notes due 2023, the Floating Rate Convertible Senior Debentures due 2033 and the 3.25% Convertible Senior Subordinated Notes due 2024, respectively, and only to the extent of the additional shares the Company may be required to issue in the event the Company’s conversion obligation exceeds the principal amount of the notes or debentures converted. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price.
      The table below discloses the effect of increases in the Company’s stock price on the amount of shares to be included in the earnings-per-share calculation. The market price of Fisher stock must be at or above the trigger price for a specified number of days in order for holders to exercise their conversion rights. The table assumes normal conversion for the 2.50% Convertible Senior Notes due 2023, the Floating Rate Convertible Senior Debentures due 2033 and the 3.25% Convertible Senior Subordinated Notes due 2024 in which the principal amount is paid in cash, and the excess up to the conversion value is paid in shares of the Company’s stock as follows (share amounts in millions):

	2.50%	Floating Rate	3.25%
	Convertible Senior	Convertible Senior	Convertible Senior
	Notes	Debentures	Subordinated Notes

Issuance amount (in millions)	$300.0	$344.6	$330.0
Conversion price per share	$47.46	$59.09	$80.40
Trigger price	$56.96	$76.82	$96.48

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Total Potential Shares

	2.50%	Floating Rate	3.25%	Potential
Future Fisher	Convertible Senior	Convertible Senior	Convertible Senior	Share
Common Stock Price	Notes	Debentures	Subordinated Notes	Increase

$47.46	—	—	—	—
$48.46	0.1	—	—	0.1
$59.09	1.2	—	—	1.2
$60.09	1.3	0.1	—	1.4
$80.40	2.6	1.5	—	4.1
$81.40	2.6	1.6	0.1	4.3
$90.00	3.0	2.0	0.4	5.4
      Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates in these financial statements include the fair value and estimated lives of intangible assets assumed in business combinations, restructuring charges and credits, acquisition liabilities, allowances for doubtful accounts receivable, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, fair values of financial instruments, estimated contract revenue and related costs, environmental remediation and legal liabilities, insurable liabilities, income taxes and tax valuation reserves, and the determination of discount and other rate assumptions for pension and postretirement employee benefit expenses. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the event or circumstance giving rises to such changes occur.
Note 3 — Business Combinations and Divestiture

Acquisitions in 2005
      During 2005, the Company acquired Cellomics, Inc. (“Cellomics”), Lancaster Laboratories, Inc. (“Lancaster Laboratories”) and McKesson BioServices. The following table summarizes the preliminary allocation of purchase price to the estimated fair values of the assets acquired and liabilities assumed related to Cellomics, Lancaster Laboratories and McKesson BioServices as of the date of the respective acquisitions (in millions):

Assets:
Current assets	$35.5
Property, plant and equipment	63.7
Intangible assets	66.9
Goodwill	141.8
Other assets	1.3

Total assets acquired	309.2

Liabilities:
Current liabilities	$26.6
Long-term debt	2.1
Other liabilities	31.7

Total liabilities assumed	60.4

Net assets acquired	$248.8

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Cellomics acquisition was completed on August 31, 2005, for $49 million, including the assumption of approximately $10 million in debt, which was subsequently refinanced by the Company, and approximately $4 million in other assumed seller transaction costs. Cellomics operates in the high-content-screening segment of the cellular-analysis market. Cellomics develops instrumentation, reagents, bioassays and software used to provide information on functional changes in live cells. The results of operations of Cellomics have been included in the Company’s scientific products and services segment from the date of acquisition.
      The Lancaster Laboratories acquisition was completed on August 6, 2005, for $150 million in cash. Lancaster Laboratories performs pharmaceutical and industrial analytical testing. The results of operations of Lancaster Laboratories have been included in the Company’s scientific products and services segment from the date of acquisition.
      On July 31, 2005, the Company acquired McKesson BioServices, a business unit of McKesson Corporation, for $63.8 million in cash. McKesson BioServices manages biological specimens and clinical-trial materials. The results of the operations of McKesson BioServices have been included in the Company’s scientific products and services segment from the date of acquisition.
      The preliminary allocation of the purchase price for these acquisitions resulted in goodwill of $141.8 million, of which approximately $114.4 million is non-deductible for tax purposes.

Merger with Apogent Technologies Inc.
      On August 2, 2004, the Company completed an approximately $3.9 billion combination with Apogent Technologies Inc. (“Apogent”) in a tax-free, stock-for-stock merger, which included the assumption of debt with a fair value of approximately $1.1 billion. Apogent focuses on the design, manufacture, and sale of laboratory and life-science products used in healthcare diagnostics and scientific research. Upon completion of the merger, Apogent became a wholly owned subsidiary of Fisher. The results of Apogent have been included in the scientific products and services segment and the healthcare products and services segment from the date of acquisition. The allocation of the purchase price has been completed. The value of liabilities assumed in connection with certain leased facilities as well as the final resolution of certain tax matters, including tax benefits to be realized from the future exercises of options issued in the merger, were finalized in the third quarter of 2005. Finalization of these matters did not result in a material change in the preliminary purchase-price allocation. The Apogent purchase price accounting resulted in an allocation of $2,470 million to goodwill and $817 million to indefinite-lived intangible assets.
      The following unaudited pro forma financial information presents the results of operations as if the Apogent merger had occurred at the beginning of 2004. The pro forma financial information includes amortization of the acquired intangibles on a straight-line basis. It also includes a charge for the step-up of inventory of $74.3 million ($48.3 million net of tax). The pro forma results exclude sales and net income of $35.4 million and $4.6 million for 2004, respectively, pertaining to the Company’s discontinued operation. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company’s results of operations that would actually have been achieved had the acquisition been completed for the periods presented, or that may be achieved in the future (in millions, except per share data):

Year Ended
December 31,
2004

Net sales	$5,237.5
Net income	$219.3
Net income per common share:
Basic	$1.90
Diluted	$1.78

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Acquisition of Dharmacon, Inc.
      On April 1, 2004, the Company acquired Dharmacon, Inc. (“Dharmacon”) for approximately $80 million in cash. Dharmacon focuses on RNA technologies, including RNA interference and small interfering RNA, which are tools for life-science research intended to enhance the efficiency of drug discovery. In connection with this transaction, exercisable options to purchase Dharmacon common stock were converted at fair market value into the right to receive 57,713 shares of Fisher common stock, issued from treasury stock. The results of Dharmacon have been included in the scientific products and services segment from the date of acquisition.

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
      The Oxoid purchase price resulted in an allocation of $213.0 million to goodwill, which is non deductible for tax purposes. The Company also allocated $72.2 million to trademarks with an indefinite life.

Divestiture
      On April 5, 2005, the Company completed the sale of all the capital stock of Atos Medical Holding AB (Atos), a manufacturer of ear, nose and throat medical devices, for approximately $110.0 million in cash. Atos was acquired in September 2003 in connection with the Company’s acquisition of Perbio Science AB and the results of Atos previously have been included in our healthcare products and services segment. The Company realized a gain on the sale of Atos of $17.0 million, net of taxes of $8.4 million.
      The following table presents balance sheet information pertaining to Atos as of the divestiture date, and as of December 31, 2004, which was classified as assets and liabilities held for sale (in millions):

	(Divestiture Date)
	April 5, 2005	December 31, 2004

Accounts receivable, net	$4.7	$3.8
Inventories	3.8	3.3
Other current assets	1.8	1.7
Property, plant, and equipment	3.1	3.2
Goodwill	75.8	75.8
Intangible assets	6.1	6.4

Total assets	$95.3	$94.2

Accounts payable	1.9	1.7
Accrued and other current liabilities	5.3	5.2
Other liabilities	1.9	2.0

Total liabilities	$9.1	$8.9

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Summarized statement of operations data excluding the gain on disposal for December 31, 2005 and 2004 for the discontinued operations is as follows (in millions):

	2005	2004

Net sales	$10.4	$35.4
Income before taxes	0.4	5.3
Provision for income taxes	0.2	0.7
Income from discontinued operations, net of tax	0.2	4.6
Note 4 — Accounts Receivable
      The following is a summary of accounts receivable at December 31, 2005 and 2004 (in millions):

	2005	2004

Gross accounts receivable	$721.3	$659.9
Allowance for doubtful accounts	(24.3)	(27.1)

Accounts receivable, net	$697.0	$632.8

      On February 4, 2005, the Company amended its existing $225 million receivable securitization facility (“Receivables Securitization”) extending the facility’s maturity date to February 2008. The $225 million facility provides for the sale, on a revolving basis, of all of the accounts receivable of certain of its subsidiaries, namely, Cole-Parmer Instrument Company, Fisher Clinical Services Inc., Fisher Hamilton LLC and Fisher Scientific Company LLC to FSI Receivables Company LLC (“FSI”), a special purpose, bankruptcy-remote indirect wholly-owned and consolidated subsidiary of the Company. On the same date, FSI and the Company, as servicer, entered into a receivables transfer agreement with certain financial institutions that provides for the transfer, on a revolving basis, of an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum amount of $225 million. During 2005 and 2004, the Company collected and reinvested, on a revolving basis, approximately $388 million and $360 million of receivables, respectively. Due to the short-term nature of the receivables, the Company’s retained interest in the pool during the year is valued at historical cost which approximates fair value. The effective funded interest rate on the receivables securitization is a commercial paper rate plus a usage fee of 60 basis points. The unfunded annual commitment fee for the receivables is 30 basis points. The Company recorded $2.8 million, $1.6 million and $0.9 million of losses on the sale of receivables as interest expense during the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, there were no amounts outstanding under the facility and the unutilized capacity of the facility was $220.3 million and $207.2 million, respectively.
Note 5 — Inventories
      Inventories consisted of the following as of December 31, 2005 and 2004 (in millions):

	2005	2004

Raw materials	$146.7	$136.0
Work in process	76.0	65.3
Finished goods	382.9	421.1

Total	$605.6	$622.4

      The value of inventory maintained using the LIFO method was $117.2 million and $128.5 million, which was below estimated replacement cost by approximately $43.8 million and $40.0 million as of December 31, 2005, and 2004, respectively. The value of inventory maintained using the FIFO method was $488.4 million

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
and $493.9 million as of December 31, 2005, and 2004 respectively, which excludes $3.3 million of inventory related to the Company’s discontinued operation as of December 31, 2004.
Note 6 — Other Current Assets
      The following is a summary of other current assets as of December 31, 2005, and 2004 (in millions):

	2005	2004

Deferred income taxes	$169.3	$162.4
Other	112.2	102.1

Total	$281.5	$264.5

Note 7 — Property, Plant and Equipment
      The following is a summary of property, plant and equipment by major class of asset as of December 31, 2005, and 2004 (in millions):

	2005	2004

Land, buildings and improvements	$535.4	$485.2
Machinery, equipment and other	715.6	649.8

Total	1,251.0	1,135.0
Accumulated depreciation	(419.7)	(349.6)

Property, plant and equipment, net	$831.3	$785.4

      Depreciation expense from continuing operations, including amortization of assets under capital leases, was $130.9 million, $91.4 million and $52.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Depreciation related to discontinued operations was $0.3 million, $0.9 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 8 — Goodwill and Other Intangible Assets

Goodwill
      The following is a reconciliation of changes in the carrying amounts of goodwill by segment as of December 31, 2005, and 2004 (in millions):

	Scientific	Healthcare
	Products	Products	Laboratory
	and Services	and Services	Workstations	Total

Balance as of December 31, 2003	$803.5	$76.1	$53.0	$932.6
Acquisition of goodwill	1,805.8	995.5	—	2,801.3
Impairment of goodwill	(11.9)	—	(53.0)	(64.9)
Adjustments and allocations	43.4	4.9	—	48.3
Effect of foreign currency	39.4	0.2	—	39.6

Balance as of December 31, 2004	$2,680.2	$1,076.7	$—	$3,756.9
Acquisition of goodwill	146.1	10.3	—	156.4
Adjustments and allocations	(58.0)	(22.7)	—	(80.7)
Effect of foreign currency	(60.0)	(2.8)	—	(62.8)

Balance as of December 31, 2005	$2,708.3	$1,061.5	$—	$3,769.8

      The Company performed its annual test for indications of goodwill impairment as of October 31, 2005, resulting in no impairment of goodwill. As of October 31, 2004, as a result of the 2004 annual impairment test, the Company recorded a noncash charge of $64.9 million on a separate line in the statement of operations for the year ended December 31, 2004. The scientific products and services and laboratory workstations segments accounted for $11.9 million and $53.0 million of the charge, respectively. As of October 31, 2003, there was no impairment of goodwill.
      The laboratory-workstations segment is sensitive to changes in capital spending. Due to the timing of projects and slower market demand for smaller projects, sales growth was less than forecasted, resulting in decreased profitability. The impairment charge for a reporting unit within the scientific products and services segment was due to the shutdown of an operation as the company was able to identify a lower cost sourcing alternative. The Company utilized a combination of an income approach and market approach to determine the fair value of its reporting units.

Indefinite-lived intangible assets
      Indefinite-lived intangible assets consist of acquired trademarks and trade secrets. The following is a summary of indefinite-lived intangible assets by segment as of December 31, 2005 and 2004 (in millions):

	2005	2004

Scientific products and services	$847.8	$859.0
Healthcare product and services	187.4	185.4
Laboratory workstations	—	—

	$1,035.2	$1,044.4

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Other intangible assets
      Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives, with periods ranging from two to 25 years. The following is a summary of other intangible assets subject to amortization (in millions):

		December 31, 2005		December 31, 2004

	Weighted-Average	Net		Net
	Amortization Period	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Customer relationships	18.9	$296.4	$41.0	$279.0	$20.4
Non-compete agreements	6.6	1.7	22.1	0.5	21.5
Patents and tradenames	14.2	13.3	9.9	9.4	9.0
Developed technology	9.0	181.3	39.8	192.0	15.9
Supplier arrangements	9.2	16.5	4.8	18.3	2.8
Other amortizable intangible assets	13.1	24.7	11.1	21.8	7.6

Total other intangible assets subject to amortization	14.4	$533.9	$128.7	$521.0	$77.2

Indefinite-lived intangible assets		1,035.2		1,044.4

Total other intangible assets		$1,569.1		$1,565.4

      In conjunction with the Company’s annual test for impairment of goodwill, the Company also evaluated its other intangible assets for impairment and recorded on the selling, general and administrative line of the statement of operations a noncash charge of $0.5 million in 2005 related to the scientific products and services segment. In 2004, the Company recorded on the selling, general and administrative line of the statement of operations an impairment charge on other intangible assets of $0.8 million, which was related to the scientific products and services segment.
      For the years ended December 31, 2005, 2004 and 2003, the Company recorded amortization expense of $53.0 million, $31.3 million and $11.6 million, respectively, related to other amortizable intangible assets, excluding amortization from discontinued operations. Amortization expense related to other intangible assets from discontinued operations for 2005, 2004 and 2003 was $0.3 million, $1.3 million and $0.5 million, respectively.
      The estimated amortization expense for each of the five succeeding years and thereafter is as follows (in millions):

For the Year Ended December 31,

2006	$56.2
2007	$54.0
2008	$52.6
2009	$49.2
2010	$45.6
Thereafter	$276.3

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 9 — Accrued and Other Current Liabilities
      The following is a summary of accrued and other current liabilities as of December 31, 2005, and 2004 (in millions):

	2005	2004

Wages and benefits	$119.2	$102.2
Other	320.2	350.7

Total	$439.4	$452.9

Note 10 — Debt
      The following is a summary of debt obligations as of December 31, 2005 and 2004 (in millions):

	2005	2004

Term Facility	$381.2	$393.0
2.50% Convertible Senior Notes due 2023, convertible at $47.46 per share	300.0	300.0
Floating Rate Convertible Senior Debentures due 2033, convertible at $59.09 per share	344.6	344.6
3.25% Convertible Senior Subordinated Notes due 2024, convertible at $80.40 per share	330.0	330.0
8 1/8% Senior Subordinated Notes due 2012 (includes $0 million and $5.9 million of unamortized debt premiums at December 31, 2005 and December 31, 2004, respectively)	1.5	309.9
8% Senior Subordinated Notes due 2013 (includes $0 million and $10.3 million of unamortized debt premium as of December 31, 2005 and December 31, 2004, respectively)	—	310.3
6 3/4% Senior Subordinated Notes due 2014	300.0	300.0
6 1/8% Senior Subordinated Notes due 2015 (includes $2.6 million of unamortized debt discount at December 31, 2005)	497.4	—
Other debt	55.4	60.8

Total debt	2,210.1	2,348.6
Less: short-term portion	(74.6)	(39.4)

Total long-term debt	$2,135.5	$2,309.2

      The weighted average interest rates during 2005 for the Term Facility and Floating Rate Convertible Senior Debentures was 4.50% and 2.07%, respectively.
      On July 15, 2005, the Company issued and sold, pursuant to Rule 144A, $500.0 million of 6 1/8% Senior Subordinated Notes due 2015. The Company used the proceeds from this offering, in part, to complete a tender offer for approximately $298.3 million of the 8% Senior Subordinated Notes due 2013.
      In June 2005, the Company commenced a cash tender offer for all $300 million aggregate principal amount outstanding of its 8% Senior Subordinated Notes due 2013. The Company accepted for purchase approximately $298.3 million of Notes in the tender offer. On August 15, 2005, the Company redeemed the remaining balance of $1.7 million of the Notes. The Company incurred a total charge of $37.1 million, consisting of a premium paid for the debt tender and redemption, the write-off of unamortized premiums and unamortized deferred financing fees, tender hedge costs, and other tender related expenses. The total charge is reflected as other expense (income), net in the accompanying statement of operations.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      In April 2005, the Company commenced a cash tender offer for all $304 million aggregate principal amount outstanding of its 8 1/8% Senior Subordinated Notes due 2012. The Company accepted for purchase approximately $290.1 million of notes in the tender offer. Subsequent to the tender offer, the Company purchased on the open market approximately $12.4 million of notes. As part of the tender offer, the Company incurred a total charge of $32.0 million, consisting of a premium paid for the debt redemption, the write-off of a pro rata amount of unamortized premiums and unamortized deferred financing fees, and tender-related expenses. As part of the open-market purchase, the Company incurred a charge of $1.2 million consisting of a premium paid for the notes and the write off of the remaining unamortized premiums and deferred financing fees. The total charge is reflected as other expense (income), net in the accompanying statement of operations.
      In April 2003, the Company entered into various pay-fixed interest rate swaps to hedge a portion of the variability of cash flows related to changes in interest rates on borrowings of variable rate debt obligations. The interest rate swaps had a total notional value of $200 million and were scheduled to expire at various dates between March 2008 and March 2010. During 2005, the Company terminated the swaps and recognized a total pretax gain of $5.3 million. This gain is classified in interest expense in the statement of operations.
      During 2004 we completed the following significant financing transactions:

•	On March 3, 2004, we sold $300 million of our 3.25% Convertible Senior Subordinated Notes due 2024 and on March 23, 2004 sold an additional $30 million principal amount upon exercise of the over-allotment option by the initial purchasers of the notes.

•	On March 31, 2004, we retired $80 million of bank debt outstanding under our term-loan facility, reducing the then outstanding balance to $360 million.

•	On August 3, 2004, we issued and sold pursuant to Rule 144A $300 million of our 6 3/4% Senior Subordinated Notes due 2014. We used the proceeds from this offering to repay Apogent’s 6 1/2% Senior Subordinated Notes due 2013.
      The following is a summary description of our principal indebtedness as of December 31, 2005.
Credit Facilities
      In August 2004, we entered into a credit facility (the “Credit Facility”) consisting of (i) a $500 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $700 million term facility (the “Term Facility”) in three tranches: (a) a $250 million Tranche A-1, (b) a $300 million Tranche A-2 and (c) a $150 million Tranche B. The Tranche A-2 loan was unfunded at the closing of the Credit Facility. The Credit Facility has been amended several times since the original close. As a result of these amendments, the $300 million commitment under the unfunded A-2 tranche was transferred to the Revolving Credit Facility (thus increasing the Revolving Credit Facility to $800 million), and Tranche B borrowings were refinanced with additional Tranch A-1 borrowings. Our effective interest rate on the Tranche A-1 and Revolving Credit Facility borrowings has changed as a result of these amendments from LIBOR + 125 basis points to LIBOR + 62.5 basis points.
      The commitments under the Revolving Credit Facility terminate in 2009. As of December 31, 2005, there were no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility provides for the issuance of letters of credit, thereby reducing the amounts available for borrowing. As of December 31, 2005, there were $31.8 million in letters of credit outstanding and $768.2 million of borrowings available under the Revolving Credit Facility.
      The Credit Facility contains covenants that require us to maintain interest-coverage ratios above certain minimum levels and total leverage and senior leverage ratios below certain maximum levels. The Credit Facility also contains additional covenants, including limitations on liens; investments; acquisitions; indebted-

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
ness; dispositions; dividends; share repurchases; mergers or sales of substantially all assets; changes in nature of business; and transactions with affiliates. The Company’s obligations under the credit facilities are secured by a pledge of the stock of the Company’s material domestic subsidiaries and 65% of the stock of the Company’s material foreign subsidiaries.
2.50% Convertible Senior Notes due 2023
      The Company has $300 million principal amount of 2.50% Convertible Senior Notes due 2023. Interest on the Notes is payable on April 1 and October 1 of each year. The Notes are convertible at the option of the holder upon the occurrence of certain events, at a price of $47.46 per share. In May 2005, we terminated our right to deliver shares of common stock upon conversion of Notes by holders in respect of the principal amount of the Notes converted. As a result, the Company will be required to deliver cash to holders upon conversion, up to the principal amount of Notes converted. The Company will have the option to satisfy any amount of conversion obligation in excess of the principal amount in cash and/or shares of common stock. The Notes may be redeemed, in whole or in part, at our option on or after October 2, 2010, at 100% of the principal amount plus accrued interest. In addition, holders of the Notes have the option, subject to certain conditions, to require us to purchase any Notes held by them for 100% of the principal amount plus accrued interest on October 1, 2010, October 1, 2015, and October 1, 2020, or upon a change of control.
Floating Rate Convertible Senior Debentures due 2033
      The Company has $344.6 million principal amount of Floating Rate Convertible Senior Debentures due 2033. Interest on the Notes is payable on March 15, June 15, September 15 and December 15 of each year at an annual rate of LIBOR minus 1.25%. In addition, additional quarterly interest equal to 0.0625% of the market value of the Notes will be paid commencing with the quarterly interest period beginning December 15, 2009, if the market value of the Notes during specified testing periods is 120% or more of the principal value. The Notes are convertible at the option of the holder upon the occurrence of certain events, at a price of $59.09 per share. In May 2005, we terminated our right to deliver shares of common stock upon conversion of Notes by holders in respect of the principal amount of the Notes converted. As a result, the Company will be required to deliver cash to holders upon conversion, up to the principal amount of Notes converted. The Company will have the option to satisfy any amount of conversion obligation in excess of the principal amount in cash and/or shares of common stock. The Notes may be redeemed, in whole or in part, at our option on or after March 15, 2010, at 100% of the principal amount plus accrued interest. In addition, holders of the Notes have the option, subject to certain conditions, to require us to purchase any Notes held by them for 100% of the principal amount plus accrued interest on December 15, 2008, March 15, 2010, December 15, 2014, December 15, 2019, December 15, 2024, and December 15, 2029, or upon a change of control.
3.25% Convertible Senior Subordinated Notes due 2024
      The Company has $330 million principal amount of 3.25% Convertible Senior Subordinated Notes due 2024. Interest on the Notes is payable on March 1 and September 1 of each year. The Notes are convertible at the option of the holder upon the occurrence of certain events, at a price of $80.40 per share. In May 2005, we terminated our right to deliver shares of common stock upon conversion of Notes by holders in respect of the principal amount of the Notes converted. As a result, the Company will be required to deliver cash to holders upon conversion, up to the principal amount of Notes converted. The Company will have the option to satisfy any amount of conversion obligation in excess of the principal amount in cash and/or shares of common stock. The Notes may be redeemed, in whole or in part, at our option, on or after March 2, 2011, at 100% of the principal amount plus accrued interest. In addition, holders of the Notes have the option, subject to certain conditions, to require us to purchase any Notes held by them for 100% of the principal amount plus accrued interest on March 1, 2011, March 1, 2016 and March 1, 2021, or upon a change of control.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
6 3/4% Senior Subordinated Notes due 2014
      The Company has $300 million principal amount of 6 3/4% Senior Subordinated Notes due 2014. Interest on the Notes is payable on February 15 and August 15 of each year. The Notes may be redeemed, in whole or in part, at our option, on or after August 15, 2009, at specified redemption prices plus accrued interest. At any period prior to August 15, 2009, we may redeem the Notes at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. Also, on or prior to August 15, 2007, at our option, we may redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 106.75% of the principal amount plus accrued interest with the proceeds of one or more equity offerings.
      If a change of control occurs and the Notes fail to maintain at least a BBB- rating by S&P and a Baa3 rating by Moody’s, each holder of Notes may require us to repurchase some or all of its Notes at a purchase price equal to 101% of the principal amount plus accrued interest. The Notes contain covenants that limit our ability to incur additional indebtedness, pay dividends, repurchase shares, create certain liens, enter into transactions with affiliates, consummate asset sales, and merge or consolidate. Most of these covenants are suspended during any period that the Notes are rated BBB- or better by S&P or Baa3 or better by Moody’s. In addition, most of these covenants permanently terminate if the Notes are rated BBB- or better by S&P and Baa3 or better by Moody’s.
6 1/8% Senior Subordinated Notes due 2015
      On July 15, 2005, the Company issued $500 million principal amount of 6 1/8% Senior Subordinated Notes due 2015. Interest on the Notes is payable on January 1 and July 1 of each year. The Notes may be redeemed, in whole or in part, at our option, on or after July 1, 2010, at specified redemption prices plus accrued interest. At any period prior to July 1, 2010, the Company may redeem the Notes at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. Also, on or prior to July 1, 2008, at our option, the Company may redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 106.125% of the principal amount plus accrued interest with the proceeds of one or more equity offerings.
      If a change of control occurs and the Notes fail to maintain at least a BBB- rating by S&P and a Baa3 rating by Moody’s, each holder of Notes may require us to repurchase some or all of its Notes at a purchase price equal to 101% of the principal amount plus accrued interest. The Notes contain covenants that limit our ability to incur additional indebtedness, pay dividends, repurchase shares, create certain liens, enter into transactions with affiliates, consummate asset sales, and merge or consolidate. Most of these covenants are suspended during any period that the Notes are rated BBB- or better by S&P or Baa3 or better by Moody’s. In addition, most of these covenants permanently terminate if the Notes are rated BBB- or better by S&P and Baa3 or better by Moody’s.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the maturities of the Company’s indebtedness, at December 31, 2005 (in millions):

						3.25%
				Floating Rate		Convertible
		2.50%		Convertible		Senior	6 3/4% Senior	6 1/8% Senior
	Term	Convertible		Senior		Subordinated	Subordinated	Subordinated
	Facility	Senior Notes		Debentures		Notes	Notes	Notes		Other(1)	Total

2006	$28.6	$—		$—		$—	$—	$—		$46.0	$74.6
2007	28.6	—		—		—	—	—		3.1	31.7
2008	38.1	—		—		—	—	—		4.5	42.6
2009	285.9	—		—		—	—	—		0.4	286.3
2010	—	—		—		—	—	—		—	—
2011 and beyond	—	300.0	(2)	344.6	(3)	330.0	300.0	497.4	(4)	2.9	1,774.9

Total	$381.2	$300.0		$344.6		$330.0	$300.0	$497.4		$56.9	$2,210.1

(1)	Other debt primarily consists of 8 1/8 Senior Subordinated Notes, capital lease obligations and borrowings at subsidiary levels.

(2)	The 2.50% Convertible Senior Notes mature in 2023 but can be put to the Company by the Note holders in 2010.

(3)	The Floating Rate Convertible Senior Debentures mature in 2033, but can be put to the Company by the debenture holders in 2008.

(4)	The 6 1/8% Senior Subordinated Notes include debt discounts of $2.6 million.
Note 11 — Other Long-Term Liabilities
      The following is a summary of other long-term liabilities as of December 31, 2005 and 2004 (in millions):

	2005	2004

Deferred taxes	$637.8	$627.0
Other	337.6	314.3

Total	$975.4	$941.3

Note 12 — Fair Value of Financial Instruments
      The Company’s financial instruments consist primarily of cash and cash equivalents held at financial institutions, accounts receivable, accounts payable, short- and long-term debt, interest-rate swaps, foreign-currency forward and option contracts, and commodities swap and option contracts. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short-term nature of these instruments.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The carrying amount and fair value of the Company’s long-term debt, foreign-currency forward and option contracts, interest-rate swap agreements, and commodities swap and option contracts are as follows at December 31, 2005 and 2004 (in millions):

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt:
Convertible debt	$974.6	$1,157.5	$974.6	$1,254.6
Other	1,160.9	1,177.7	1,334.6	1,419.5

Total long-term debt	$2,135.5	$2,335.2	$2,309.2	$2,674.1

Foreign currency forward and options contracts	$0.3	$0.3	$—	$—

Interest rate swap agreements	$—	$—	$1.7	$1.7

Commodities swap and options contracts	$(0.4)	$(0.4)	$(0.1)	$(0.1)

      The fair value of bank debt approximates the net carrying value. The fair value of long-term debt other than bank debt at the end of 2005 and 2004 was estimated based on current quotes from bond traders making a market in the debt instrument. The fair value of the foreign-currency forward and options contracts was estimated based on what the Company would receive (pay) upon liquidation of the contracts, taking into account the change in currency exchange rates, volatilities and certain other factors. The fair value of interest-rate swap agreements was estimated based on what the Company would receive (pay) upon liquidation of the contracts, taking into account interest rates, market expectation for future interest rates and the creditworthiness of the Company. The fair value of the commodities swap and options contracts was estimated based on what the Company would receive (pay) upon liquidation of the contracts, taking into account the change in commodities prices, volatilities and certain other factors.
      The Company also had off-balance-sheet standby letters of credit with notional amounts of $31.8 million and $38.1 million at December 31, 2005 and 2004, respectively.
      None of the Company’s financial instruments represents a concentration of credit risk as the Company deals with a variety of major banks worldwide, and its accounts receivable are spread among a number of customers and geographic areas.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 13 — Commitments and Contingencies
      The Company leases certain logistics, office, and manufacturing facilities. The following is a summary of annual future minimum lease and rental commitments under noncancelable capital and operating leases from continuing operations as of December 31, 2005 (in millions):

	Capital	Operating
	Leases	Leases

2006	$2.6	$50.1
2007	2.1	41.4
2008	1.6	34.3
2009	0.4	26.2
2010	—	18.5
Thereafter	—	40.8

Net minimum lease payments	$6.7	$211.3

Less amount representing interest	0.6

Present value of minimum lease payments	$6.1

      Rent expense included in the accompanying statement of operations was $44.7 million, $36.9 million, and $23.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      As of December 31, 2005, the Company had outstanding letters of credit totaling $31.8 million, which primarily represent guarantees issued to local banks in support of borrowings by foreign subsidiaries of the Company, guarantees with respect to various insurance activities and performance letters of credit issued in the normal course of business.
      The Company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the Company’s unconditional purchase obligations totaled $15.7 million at December 31, 2005 and the full amount of these obligations is expected to be settled during 2006.
      There are various lawsuits and claims pending against the Company involving contract, product liability and other issues. In addition, the Company has assumed certain specified insurance liabilities, including those related to an inactive insurance subsidiary, primarily related to certain historical businesses of its former parent. In view of the Company’s financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
      The Company establishes a liability that is an estimate of amounts needed to pay indemnity costs in the future for insured events that have already occurred. The liability recorded does not include legal and defense costs, which are recorded as incurred and are not expected to be material. The accrued liabilities are based on management’s judgment as to the probability of losses, opinions of legal counsel and, where applicable, actuarially determined estimates. The reserve estimates are adjusted as additional information becomes known or payments are made.
      When a range of probable loss can be estimated the Company accrues the most likely amount, or at least the minimum of the range of probable loss. The range of probable loss related to workers compensation, general, automobile and product liabilities at December 31, 2005, was approximately $52 million to

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
$109 million. The Company’s recorded reserves are $53 million and $46 million at December 31, 2005 and 2004, respectively. This reserve is gross of estimated amounts due from insurers of $19 million and $15 million at December 31, 2005 and 2004, respectively. The process of estimating losses involves a considerable degree of judgment by management and the ultimate amount of expense could vary. However, the Company believes that the amounts reserved are adequate based on available information.
      In the ordinary course of business, the Company has purchased insurance coverage from third-party insurance carriers to minimize loss and manage risk from worker injury, general, automobile and product liability. Insurance contracts do not relieve the Company of its primary obligation with respect to any losses incurred. The collectibility of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the financial condition and ratings of its insurers on an ongoing basis.
      The Company is currently involved in various stages of investigation and remediation related to environmental matters. The Company cannot predict the potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the Company’s responsibility. However, these costs could be material. Expenses for environmental remediation matters relate to the costs of permit requirements and installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the Company’s domestic and international facilities were approximately $0.8 million in 2005, $0.8 million in 2004 and $1.0 million in 2003. The Company records accruals, on an undiscounted basis, for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The Company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The Company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters were $32.6 million and $32.2 million at December 31, 2005 and 2004, respectively.
      Management believes that this accrual is adequate for the environmental remediation liabilities the Company expects to incur. As a result, the Company believes that the ultimate liability with respect to environmental remediation matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the Company’s operations, which could have a material adverse effect on the Company’s financial position, results of operations or cash flows. Although these environmental remediation liabilities do not include third-party recoveries, the Company may be subject to indemnification claims from third parties for liabilities relating to certain sites.
Note 14 — Stockholders’ Equity

Preferred and Common Stock
      The preferred and common stock of the Company are each issuable in one or more series or classes, any or all of which may have such voting powers, full or limited, or no voting powers, and such designations, preferences and related participating, optional or other special rights and qualifications, limitations or restrictions thereof, as are set forth in the Restated Certificate of Incorporation of Fisher or any amendment thereto, or in the resolution or resolutions providing for the issue of such stock adopted by Fisher’s Board of Directors, which is expressly authorized to set such terms for any such issue. Under the Restated Certificate of Incorporation, the Company is authorized to issue up to 500,000,000 shares of common stock and

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
15,000,000 shares of preferred stock. As of December 31, 2005 and 2004, there were warrants outstanding to purchase 1,653,585 shares of common stock at an exercise price of $9.65 per share and exercisable through January 2008.
      In September 2003, the Company issued and sold 6.6 million shares of common stock in a public offering at a price of $40.75 per share. The Company sold these shares under a “shelf” registration statement pursuant to which it could issue and sell up to $750 million of its debt and equity securities. Proceeds to the Company from the offering were $260.6 million, net of underwriters’ discounts and offering costs.
      In May 2005, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to allow the Company to issue, in one or more offerings, up to $1.0 billion aggregate amount of equity or debt securities. This shelf registration statement replaces the Company’s previous shelf registration statement that had a remaining capacity of approximately $150 million of securities.
      On March 15, 2005, the Board of Directors authorized a share repurchase program of up to $300 million of common stock. The authorization for share repurchases extends through March 15, 2007. The program authorizes management, at its discretion, to repurchase shares from time to time on the open market or in privately negotiated transactions subject to market conditions and other factors. As of December 31, 2005, no shares have been repurchased under this program.

Stock Plans
      Under the terms of the Apogent merger agreement, each outstanding option to purchase shares of Apogent common stock became fully vested and was assumed by Fisher. Each option outstanding at the time of the merger was converted into the right to acquire shares of Fisher common stock determined by multiplying (i) the number of shares of Apogent common stock subject to the option immediately prior to the effective date of merger (August 2, 2004) by (ii) .56, rounded down to the nearest whole number. The per share exercise price for the Fisher common stock issuable upon the conversion of the Apogent options was adjusted by dividing the exercise price per share of the Apogent common stock that otherwise could have been purchased under the Apogent stock option by .56, rounded up to the nearest whole cent. On August 2, 2004 Apogent had 11,184,155 options outstanding, which were converted into 6,263,127 options to purchase Fisher shares. As of December 31, 2005 there were 1,236,259 options outstanding from the former Apogent awards.
      Under the Company’s 2005 Equity and Incentive Plan (“2005 Plan”), the Company may grant up to 7,250,000 shares of common stock in the form of incentive stock options, non-qualified stock options, and other stock-based awards, including but not limited to restricted stock, restricted stock units, dividend equivalents, performance units, stock appreciation rights (payable in shares) and other long-term stock-based or cash-based awards. Awards other than options, which are settled in stock, are counted against the foregoing share limit as 1.8 shares for every one share actually issued in connection with such an award. The aggregate awards granted during any fiscal year to any single individual who is likely to be a “covered employee” as defined under Code Section 162(m) shall not exceed (i) 1,000,000 shares subject to stock options or stock appreciation rights and (ii) 500,000 shares subject to restricted stock or other stock-based awards (other than stock appreciation rights). Options granted have a term of 10 years and generally vest over three years. The exercise price of any option granted may not be less than the fair market value of the common stock on the date of grant. During 2005, the Company granted compensatory restricted stock units under the 2005 Plan and at December 31, 2005, there were 3,000 restricted stock units outstanding. As of December 31, 2005, there were 5,031,260 shares available for future grant.
      Upon the adoption of the 2005 Plan, the Company ceased granting awards under the 2003 Equity and Incentive Plan (the “2003 Plan”). As of December 31, 2005, there were 2,109,021 shares outstanding under the 2003 Plan. Awards under the 2003 plan were authorized to be made in the form of incentive stock options, non-

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
qualified stock options, or other stock-based awards, including, but not limited to restricted stock units or dividend payments. Options granted have a term of five or 10 years and generally vest over three years. The exercise price of any option granted may not be less than the fair market value of the common stock on the date of the grant.
      Upon the adoption of the 2005 Plan, the Company ceased granting awards under the 2001 Equity and Incentive Plan (“2001 Plan”). As of December 31, 2005, there were 4,665,081 shares outstanding under the 2001 Plan. Awards under the 2001 Plan were authorized to be made in the form of incentive stock options, non qualified stock options, other stock-based awards, including but not limited to restricted stock units or dividend payments. Options granted have a term of five or 10 years and generally vest over three years. The exercise price of any option may not be granted at less than the fair market value of the common stock on the date of the grant.
      Upon adoption of the 2001 Plan, the Company ceased granting awards under the 1998 Equity and Incentive Plan (the “1998 Plan”). As of December 31, 2005, there were 1,245,424 shares outstanding under the 1998 Plan. Awards under the 1998 Plan were authorized to be made in the form of options (whether incentive or otherwise), stock appreciation rights, restricted stock, dividend equivalents and other stock-based awards. Options granted under the 1998 Plan have a term of 10 years and generally vest either over a three- to five-year period in equal installments, or in one installment nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or other factors. The Company also granted options to purchase 758,333 shares of common stock having a 10-year term and vesting five to nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or unless “put” to the Company by the executive or called by the Company in accordance with the terms of the respective grant agreements. The total put and/or call rights are limited to $10.0 million plus interest and are recorded in other liabilities.
      A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years then ended is presented in the following table:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(in 000’s)	Price	(in 000’s)	Price	(in 000’s)	Price

Outstanding at beginning of year	13,005	$33.22	11,039	$25.77	7,740	$19.73
Granted	3,938	62.90	1,462	55.47	4,883	34.49
Converted Apogent Options	—	—	6,263	36.05	—	—
Exercised	(4,728)	31.14	(5,075)	26.78	(978)	20.24
Canceled/ Expired/ Forfeited	(746)	52.39	(684)	34.29	(606)	27.93

Outstanding at end of year	11,469	$43.01	13,005	$33.22	11,039	$25.77

Exercisable at end of year	7,140	$34.96	9,803	$30.31	5,402	$18.65
Weighted average fair value of options granted		$19.68		$18.37		$13.96

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

			Weighted		Weighted
	Number	Weighted Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Price	(in 000’s)	Contractual Life	Price	(in 000’s)	Price

$9.00 — $13.00	877	2.1	$9.50	877	$9.50
13.01 — 17.00	4	1.6	15.23	4	15.23
17.01 — 21.00	82	3.1	18.23	82	18.23
21.01 — 25.00	802	5.2	23.97	802	23.97
25.01 — 29.00	1,580	6.2	28.44	1,058	28.47
29.01 — 33.00	722	5.5	30.21	703	30.18
33.01 — 37.00	203	3.3	34.86	188	34.89
37.01 — 41.00	1,804	3.3	39.19	1,696	39.20
41.01 — 45.00	656	5.2	44.22	560	44.20
45.01 — 49.00	128	5.9	47.88	124	47.92
49.01 — 54.00	65	8.1	53.45	22	53.47
54.01 — 59.00	790	8.5	56.63	184	56.59
59.01 — 64.00	1,908	9.1	61.32	137	61.80
64.01 — 69.00	1,848	9.5	64.61	703	64.60

	11,469			7,140

Note 15 — Other Expense (Income), Net
      Other expense (income), net, consists of interest income on cash and cash equivalents and other non operating income and expense items. Other expense (income), net, includes the following for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003

Debt-refinancing costs	$70.3	$14.4	$65.9
Acquisition-related foreign currency hedges	—	2.2	15.7
Gain on sale of investment	(3.3)	(22.7)	—
Interest income and other	(6.7)	(4.3)	(3.9)

Other expense (income), net	$60.3	$(10.4)	$77.7

      Debt refinancing costs in 2005 were attributable to $32.0 million and $1.2 million of charges incurred in connection with our debt tender and open market purchase for the 8 1/8% Senior Subordinated Notes due 2012 and $37.1 million of charges incurred in connection with the debt tender and redemption of 8% Senior Subordinated Notes due 2013, offset in part by gain on sale of investment and interest income. Amounts in 2004 primarily relate to third-party costs incurred to refinance the debt assumed in the Apogent merger and the write-off of deferred financing fees and third-party costs related to the Fisher credit facility that was refinanced upon consummation of the Apogent merger. Amounts in 2003 primarily relate to call premiums and the write-off of deferred financing fees for the redemption of our previously outstanding 9% Senior Subordinated Notes and 7 1/8% Notes.
      In the fourth quarter of 2004, the Company received proceeds of $26 million, and recognized a gain of $22.7 million, from the liquidation of an investment in ProcureNet, Inc. (“ProcureNet”). ProcureNet is a former subsidiary that was spun off from Fisher in 1999.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 16 — Income Taxes
      The geographic sources of income from continuing operations before income taxes are summarized below (in millions):

	2005	2004	2003

Domestic	$300.6	$76.1	$37.1
Foreign	187.5	111.0	57.1

Income from continuing operations before income taxes	$488.1	$187.1	$94.2

      The provision for income taxes on income from continuing operations is comprised of the following for years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003

Current income tax expense:
Federal	$16.4	$4.8	$11.2
State	7.0	2.3	2.3
Foreign	21.5	21.2	4.7

Total current	44.9	28.3	18.2

Deferred income tax expense (benefit):
Federal	74.6	6.6	0.7
State	6.5	0.4	0.2
Foreign	(9.8)	(10.0)	(1.4)

Total deferred	71.3	(3.0)	(0.5)

Total income tax provision	$116.2	$25.3	$17.7

      Tax benefits of $35.3 million, $34.9 million and $6.0 million associated with the exercise of employee stock options were allocated to equity and recorded in capital in excess of par value in the years ended December 31, 2005, 2004 and 2003, respectively. In addition, tax benefits (detriments) of $1.8 million, $1.1 million and ($0.4) million associated with rabbi trust stock distributions were allocated to equity and recorded in capital in excess of par value in the years ended December 31, 2005, 2004 and 2003, respectively.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The provision for income-tax expense differs from the amount computed by applying the U.S. statutory rate to income from continuing operations before income taxes for the reasons set forth below for the years ended December 31 (in millions, except percent amounts):

	2005	%	2004	%	2003	%

Taxes computed at statutory federal rate	$170.8	35.0%	$65.5	35.0%	$32.9	35.0%
Foreign tax rate differential and foreign losses not tax benefited	(47.4)	(9.7)%	(19.5)	(10.4)%	(16.7)	(17.7)%
American Jobs Creation Act of 2004 Repatriation	4.2	0.9%	—	0.0%	—	0.0%
Extraterritorial income exclusion	(5.4)	(1.1)%	—	0.0%	—	0.0%
State income taxes, net of federal benefit	9.8	2.0%	1.6	0.8%	1.6	1.6%
Nondeductible permanent items, net	1.9	0.4%	—	0.0%	0.7	0.7%
Basis difference investment disposed or settled	(6.6)	(1.4)%	(6.8)	(3.6)%	—	0.0%
Tax audits settled	(6.8)	(1.4)%	(10.9)	(5.8)%	—	0.0%
Foreign tax credits benefited	(1.9)	(0.4)%	(4.1)	(2.2)%	—	0.0%
Other	(2.4)	(0.5)%	(0.5)	(0.3)%	(0.8)	(0.8)%

Income tax provision	$116.2	23.8%	$25.3	13.5%	$17.7	18.8%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of temporary items are as follows as of December 31, 2005 and 2004 (in millions):

	2005	2004

Deferred tax assets:
Net operating loss and capital loss carryforwards	$175.5	$147.8
Postretirement benefit costs other than pension	20.1	20.5
Pension	26.4	11.6
Accrued employee benefits	18.6	22.7
Environmental accruals	10.8	11.2
Reserves and other accruals	36.7	40.4
Inventory reserves	26.4	28.9
Allowance for doubtful accounts	4.6	4.7
Investments	7.2	7.4
Property, plant and equipment	4.7	7.2
Goodwill and other intangibles	16.8	—
Charitable loss	4.4	5.1
Tax credits	10.8	6.1
Other	39.9	31.2

Gross deferred tax assets	402.9	344.8
Less valuation allowance	(110.9)	(72.1)

Total deferred tax assets	292.0	272.7

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	2005	2004

Deferred tax liabilities:
Goodwill and other intangibles	600.2	608.1
Property, plant and equipment	69.8	58.5
Pension	28.7	33.1
Inventory	0.2	5.0
Other	42.2	22.7

Total deferred tax liabilities	741.1	727.4

Net deferred tax assets	$—	$—

Net deferred tax liabilities	$449.1	$454.7

      At December 31, 2005, the net deferred tax amount shown above was classified on the balance sheet as $169.3 million of current deferred tax assets, $21.1 million of long-term deferred tax assets, $1.7 million of current deferred tax liabilities and $637.8 million of long-term deferred tax liabilities. At December 31, 2004, the net deferred tax amount shown above was classified on the balance sheet as $162.4 million of current deferred tax assets, $10.4 million of long-term deferred tax assets, $0.5 million of current deferred tax liabilities and $627.0 million of long-term deferred tax liabilities.
      The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets, including both operating loss and capital loss carryforwards will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdiction.
      The Company takes into consideration such factors as the future reversals of existing taxable temporary differences, projected future operating results, the available carryforward period and other circumstances in assessing the realizability of tax benefits of net operating loss carryforwards. At December 31, 2005, the Company had accumulated net operating loss carryforwards for tax purposes expiring as follows (in millions):

	Net Operating	Less Valuation	Net Operating
	Loss (Gross)	Allowance	Loss (Net)

2006	$12.2	$(3.6)	$8.6
2007	19.7	(12.1)	7.6
2008	10.9	(8.4)	2.5
2009	9.2	(5.9)	3.3
2010	10.8	(7.8)	3.0
Thereafter	754.4	(494.6)	259.8

Total accumulated net operating loss	$817.2	$(532.4)	$284.8

      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (“the Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. This deduction is subject to a number of limitations, including the ways that repatriated funds may be reinvested. During 2005 we repatriated approximately $30 million under the provisions of the incentive. Provisions have been made for U.S. and additional foreign taxes for the anticipated repatriation of certain earnings of our foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries above the amount already provided to be indefinitely reinvested as there is no intention to repatriate earnings. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $505.2 million at December 31, 2005. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
payable to the various foreign countries. No additional provision has been recorded as such earnings are expected to be permanently reinvested. The Company is not able to estimate the incremental taxes that would be payable upon repatriation.
      We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Amounts accrued for the potential tax assessments that exceed amounts reflected in filed tax returns are provided in accordance with SFAS No. 5, Accounting for Contingencies.
      At December 31, 2005, the Company had capital loss carryforwards of $40.7 million that expire December 31, 2007. The valuation allowances at December 31, 2005 and 2004 predominantly represent allowances against foreign and state net operating losses and capital loss carryforwards, which are not anticipated to result in future tax benefits. At December 31, 2005, $50.3 million of the valuation allowances will ultimately reduce goodwill if the corresponding losses or credits are utilized.
Note 17 — Employee Benefit Plans
      The Company has various retirement programs, including traditional defined benefit pension plans, a cash balance pension plan, defined contribution plans, and other plans available to most employees. Benefits related to the defined benefit pension plans are either fully paid for by the Company or the plans provide for mandatory employee contributions as a condition of participation. Under the cash-balance plan in the United States, a participating employee accumulates a cash-balance account, which is credited monthly with an allocation equal to 3.5% of compensation and interest. As of October 31, 2005, the Company amended its cash balance plan to eliminate future compensation credits, subsequent to January 1, 2006. For affected employees, the Company will increase its contribution level to its defined contribution 401K plan in 2006. The amendment to the cash balance plan resulted in a $3.7 million curtailment gain recognized in the fourth quarter of 2005. The Company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2005 and 2004, the Company made voluntary contributions of approximately $25 million and $40 million, respectively, to its U.S. and international plans.
      The Company also maintains a supplemental nonqualified executive retirement program (“SERP”) for certain of its executives. The benefit obligation related to this program is approximately $53 million and $49 million at December 31, 2005, and 2004, respectively. Assets of approximately $45 million at December 31, 2005 are set aside in a rabbi trust established for this program and are included in other assets on the balance sheet.
      The Company, generally at its own discretion, provides a postretirement healthcare program that is administered by the Company to employees who elect to and are eligible to participate. The Company funds a portion of the costs of this program on a self-insured and insured-premium basis.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s pension plans, SERP and other postretirement benefits (in millions):

							Other
	Domestic Pension		Foreign Pension				Postretirement
	Benefits		Benefits		SERP Benefits		Benefits

	2005	2004	2005	2004	2005	2004	2005	2004

Change in projected benefit obligations
Benefit obligation at beginning of year	$344.3	$215.9	$218.7	$103.2	$48.7	$24.5	$36.7	$28.2
Business combination	—	96.5	12.2	86.5	—	4.9	(0.7)	7.0
Service costs	13.7	10.0	12.1	7.2	2.5	1.6	0.5	0.4
Interest costs	19.3	15.7	11.3	9.7	2.9	2.4	2.1	1.9
Plan amendment	—	—	—	—	0.5	12.9	(8.3)	—
Special termination benefits	—	—	1.6	—	0.3	—	—	—
Curtailment	—	—	(0.5)	—	—	—	—	—
Plan participants’ contribution	—	—	2.6	1.9	—	—	2.9	2.0
Actuarial (gains) losses	2.1	22.1	19.7	(0.7)	(0.8)	2.7	0.7	0.8
Benefits paid	(21.2)	(15.9)	(6.6)	(2.7)	(1.4)	(0.3)	(5.1)	(3.9)
Currency translation and other	—	—	(12.5)	13.6	—	—	0.2	0.3

Benefit obligation at end of year	$358.2	$344.3	$258.6	$218.7	$52.7	$48.7	$29.0	$36.7

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$351.4	$237.8	$162.7	$91.4	$—	$—
Business combination	—	63.5	12.2	48.7	—	—
Actual return on plan assets	22.7	25.5	22.7	6.1	—	—
Employer contribution	9.6	40.5	24.6	5.9	1.4	0.3
Plan participants’ contributions	—	—	2.6	1.9	—	—
Benefits paid	(21.2)	(15.9)	(6.6)	(2.7)	(1.4)	(0.3)
Currency translation and other	—	—	(9.8)	11.4	—	—

Fair value of plan assets at end of year	$362.5	$351.4	$208.4	$162.7	$—	$—

Funded status
Funded status	$4.3	$7.1	$(49.8)	$(56.0)	$(52.7)	$(48.7)	$(29.0)	$(36.7)
Unrecognized net actuarial (gain) loss	67.2	64.2	40.9	37.4	7.4	8.8	(16.7)	(19.2)
Unrecognized prior service costs	0.1	(4.3)	—	—	11.6	12.7	(9.2)	(2.5)
Unrecognized net transition obligation	—	—	0.5	0.5	—	—	—	—

Net amount recognized	$71.6	$67.0	$(8.4)	$(18.1)	$(33.7)	$(27.2)	$(54.9)	$(58.4)

Amounts recognized in consolidated balance sheet consist of:
Prepaid benefit asset	$74.8	$70.6	$35.4	$22.4	—	$—
Accrued benefit liability	(3.7)	(4.2)	(51.0)	(46.5)	(49.9)	(45.3)
Intangible asset	—	—	—	—	11.6	12.7
Accumulated other comprehensive income	0.5	0.6	7.2	6.0	4.6	5.4

Net amount recognized	$71.6	$67.0	$(8.4)	$(18.1)	$(33.7)	$(27.2)

Accumulated benefit obligation	$338.0	$325.5	$217.6	$179.8	$49.2	$45.0

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Domestic Pension		Foreign Pension
	Benefits		Benefits		SERP Benefits

	2005	2004	2005	2004	2005	2004

Weighted-average assumptions used to determine projected benefit obligations
Discount rate	5.75%	5.75%	4.94%	5.44%	5.75%	5.75%
Average rate of increase in employee compensation	4.00%	4.00%	3.95%	3.95%	4.00%	4.00%
Weighted-average assumptions used to determine the net benefit cost (income)
Discount rate	5.75%	6.10%	5.44%	5.51%	5.75%	6.23%
Average rate of increase in employee compensation	4.00%	4.00%	3.95%	3.95%	4.00%	4.00%
Expected long-term rate of return on assets	7.75%	8.00%	6.65%	6.93%
      The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows (in millions):

	Pension Benefits

	2005	2004

Pension plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$423.6	$367.5
Fair value of plan assets	292.1	240.9
      The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets are as follows (in millions):

	Pension Benefits

	2005	2004

Pension plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$186.5	$233.3
Fair value of plan assets	100.4	162.9
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

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The net periodic pension benefits cost (income) and postretirement healthcare benefit include the following components for the years ended December 31, 2005, 2004 and 2003 (in millions):

										Other Postretirement
	Domestic Pension Benefits			Foreign Pension Benefits			SERP Benefits			Benefits

	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003

Components of net periodic benefit cost (income)
Service cost-benefits earned	$13.7	$10.0	$7.7	$12.1	$7.2	$3.4	$2.5	$1.6	$1.5	$0.5	$0.4	$0.4
Interest cost on benefit obligation	19.3	15.7	13.1	11.3	9.7	4.5	2.9	2.4	1.4	2.1	1.9	1.6
Expected return on plan assets	(27.6)	(22.9)	(19.3)	(11.1)	(10.4)	(5.8)	—	—	—	—	—	—
Amortization of unrecognized net (gain) loss	1.9	—	—	1.4	0.8	0.7	0.6	0.3	0.4	(1.8)	(1.9)	(2.3)
Amortization of unrecognized prior service benefit	(0.6)	(0.6)	(0.6)	—	—	—	1.7	1.6	0.1	(1.6)	(2.2)	(1.5)
Amortization of unrecognized net transition asset	—	—	—	—	(0.1)	(0.1)	—	—	—	—	—	—
Settlement/curtailment (gain) loss	(1.7)	1.2	1.3	(0.3)	—	—	0.3	—	—	—	—	—
Special termination benefit recognized	—	—	—	1.5	—	—	—	—	—	—	—	—

Net periodic benefit cost (income)	$5.0	$3.4	$2.2	$14.9	$7.2	$2.7	$8.0	$5.9	$3.4	$(0.8)	$(1.8)	$(1.8)

      Contributions, consisting of primarily voluntary contributions to the Company’s foreign plans, for 2006 are estimated at between $15 million to $25 million.
      Future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows (in millions):

				Other Post-
	Domestic Pension	Foreign Pension		retirement
	Benefits	Benefits	SERP Benefits	Benefits

Year end December 31,
2006	$19.4	$6.4	$0.2	$2.4
2007	19.5	6.6	2.0	2.4
2008	19.8	6.7	2.6	2.4
2009	20.6	7.3	2.7	2.3
2010	20.7	7.4	3.1	2.4
2011-2015	115.4	44.1	20.5	11.1
      In 2005, the Company amended certain of its existing domestic postretirement healthcare programs, creating an unrecognized prior service benefit of $8.2 million. This unrecognized prior-service benefit will be amortized beginning in 2006 over approximately five years.
      The Company’s investment policy for its pension plans is to balance risk and return through a diversified portfolio of U.S. equities, non-U.S. equities, fixed-income securities and private-equity investments. Maturities for fixed income securities are managed so that sufficient liquidity exists to meet near-term benefit-payment obligations.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company’s weighted-average asset allocations at October 31, 2005, and 2004 were as follows:

Asset Category	2005	2004

Equity securities	48%	47%
Debt securities	47%	48%
Real estate and other	5%	5%

Total	100%	100%

      The weighted-average asset allocations presented above are consistent with the Company’s asset allocation targets.
      A 12% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 2006; it gradually decreases to an ultimate rate of 6% in 2012. A change in the assumed healthcare cost trend rate by one percentage point effective January 2005 would change the accumulated postretirement benefit obligation as of December 31, 2005 and the 2005 aggregate of the service and interest costs, as follows:

One Percentage Point	Increase	Decrease

Effect on total of service and interest cost components	$0.2	$0.2
Effect on postretirement healthcare benefit obligation	$2.1	$1.6
      The Company’s defined contribution savings and profit sharing plans in the United States cover substantially all non-union employees. Eligible employees are allowed to participate in the plans immediately upon employment. Participants may elect to contribute between one percent and 50 percent of their annual compensation, as defined in the plans. The Company matches employee contributions, up to 8% of eligible pay, at rates ranging from 25% to 100% based upon the plan and Company performance. For the years ended December 31, 2005, 2004 and 2003, the cost of these plans were $12.3 million, $10.7 million, and $6.5 million, respectively.
Note 18 — Restructuring Charges
      During 2004, the Company implemented restructuring plans (collectively the “2004 Restructuring Plan”) focused on the integration of certain international operations and the streamlining of domestic operations. These plans include the consolidation of office, warehouse, and manufacturing facilities. As a result of these actions, the Company recorded restructuring charges of $19.9 million and $7.8 million for the year ended December 31, 2005 and 2004, respectively. The Company closed five manufacturing facilities in 2004 and has closed ten such facilities in 2005. These charges include employee separation costs and other exit costs. Employee-separation costs relate to termination and other severance costs. The other exit costs primarily represent legal and contract-termination costs. At December 31, 2005 and 2004, the Company had $5.5 million and $4.8 million, respectively, in accruals related to the ongoing 2004 Restructuring Plan included in the balance sheet.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, and 2004, $0.7 million and $1.5 million, respectively, in accruals related to other restructuring activities are included on the balance sheet. For the year ended December 31, 2005, the Company incurred restructuring charges of $2.9 million related to these other restructuring activities.

	December 31,	2005	2005		December 31,
	2004	Charges	Payments	Other	2005

2004 Plan termination benefits	$3.3	$16.6	$(16.2)	$(0.3)	$3.4
2004 Plan other charges	1.5	3.3	(1.5)	(1.2)	2.1

Total 2004 Plan	4.8	19.9	(17.7)	(1.5)	5.5
Other plans	1.5	2.9	(3.4)	(0.3)	0.7

Total restructuring	$6.3	$22.8	$(21.1)	$(1.8)	$6.2

	December 31,	2004	2004	December 31,
	2003	Charges	Payments	2004

2004 Plan termination benefits	$—	$6.0	$(2.7)	$3.3
2004 Plan other charges	—	1.8	(0.3)	1.5

Total 2004 Plan	—	7.8	(3.0)	4.8
Other plans	2.2	—	(0.7)	1.5

Total restructuring	$2.2	$7.8	$(3.7)	$6.3

Note 19 — Segment and Geographic Financial Information
      The Company reports financial results on the basis of three reportable segments: scientific products and services, healthcare products and services, and laboratory workstations. The Company’s segments are organized by customer markets. Segment financial performance is evaluated based upon operating income, excluding items that the Company considers to be nonrecurring. The Company’s product portfolio is comprised primarily of consumable products. For each of the years ended December 31, 2005, 2004 and 2003, approximately 80% of our revenue was generated from the sale of consumable products.
      Selected business-segment financial information for the years ended December 31, 2005, 2004 and 2003 is presented below (in millions):

	Net Sales			Operating Income

	2005	2004	2003	2005	2004	2003

Scientific products and services	$4,141.2	$3,454.7	$2,501.0	$562.7	$375.5	$229.6
Healthcare products and services	1,304.4	1,032.0	866.8	172.9	92.8	33.5
Laboratory workstations	200.6	176.1	206.1	(0.7)	2.8	11.1
Eliminations	(66.8)	(35.5)	(19.9)	(0.1)	(0.3)	(0.1)

Segment sub-total	5,579.4	4,627.3	3,554.0	734.8	470.8	274.1
Other charges:
Inventory step-up	—	—	—	20.7	82.9	17.4
Restructuring expense	—	—	—	22.8	7.8	—
Goodwill impairment	—	—	—	—	64.9	—
Other charges	—	—	—	33.6	33.7	—

Total	$5,579.4	$4,627.3	$3,554.0	$657.7	$281.5	$256.7

      Operating income is revenue less related direct and allocated expenses.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      In 2005, the Company recorded charges of $20.7 million for the amortization of the step-up of inventory to the acquired fair value related to the Company’s merger with Apogent, $22.8 million of restructuring charges, and included in $33.6 million of other charges are $25.0 million of integration costs and $8.6 million of long-lived assets impairment charges. In 2004, the Company recorded charges of $82.9 million to step up the fair value of inventory from the Apogent, Oxoid, Dharmacon and Perbio transactions, $7.8 million of restructuring charges, $64.9 million of impairment charges for goodwill and included in $33.7 million of other charges are $25.0 million of integration costs, $6.0 million of a charitable contribution, and $2.7 million of impairment charges for other long-lived assets. In 2003, the Company recorded a charge of $17.4 million related to the step-up of Perbio’s inventory to its acquired fair value.
      Total assets, capital expenditures and depreciation and amortization by segment for the years ended December 31, 2005, 2004 and 2003 were as follows (in millions):

							Depreciation and
	Assets			Capital Expenditures			Amortization

	2005	2004	2003	2005	2004	2003	2005	2004	2003

Scientific products and services	$6,355.7	$5,900.5	$2,293.6	$78.0	$70.1	$63.1	$152.4	$111.7	$67.2
Healthcare products and services	1,974.3	2,015.9	350.4	39.7	11.0	11.5	41.8	25.2	11.0
Laboratory workstations	70.3	59.5	105.7	10.1	10.9	5.5	5.1	4.2	4.0
All Other	30.0	114.3	109.7	—	1.4	0.1	0.6	2.2	0.6

Total	$8,430.3	$8,090.2	$2,859.4	$127.8	$93.4	$80.2	$199.9	$143.3	$82.8

      Identifiable assets in the “All Other” column include corporate deferred income taxes and discontinued operations.
      Sales outside the United States were approximately 25%, 24% and 19% of total sales in 2005, 2004 and 2003, respectively. No single foreign country or customer accounted for more than 10% of sales during any of the three years ended December 31, 2005.
      The Company manages its business based on customer markets, not product lines. Product line information is not tracked and aggregated, and as a result, it is impracticable to disclose such revenue information.
      Long-lived assets and revenue by geographical area for the years ended December 31, 2005, 2004 and 2003 are as follows (in millions):

	Long-Lived Assets

	2005	2004

Long-lived assets by geographic area:
Domestic	$4,925.2	$4,986.9
International	1,245.0	1,120.8

Total	$6,170.2	$6,107.7

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Net sales

	2005	2004	2003

Net sales by geographic area:
Domestic	$4,369.6	$3,618.1	$2,916.3
International	1,421.8	1,123.4	684.4
Eliminations	(212.0)	(114.2)	(46.7)

Total	$5,579.4	$4,627.3	$3,554.0

Sales are attributable to the geographic region based upon the location of the entity generating the sale.
Note 20 — Related Parties
      The Company is a party to a rental and service agreement with Latona Associates Inc. (which is controlled by a stockholder of the Company) under which the Company provides office space and certain building administrative services. The Company received $250,000 under the agreement for each of the three years ended December 31, 2005, 2004 and 2003. The Company made contributions of $7.0 million and $0.8 million to Winthrop Inc. (the “Foundation”) on matching gift forms and checks in 2004 and 2003, respectively, and no contribution was made during 2005. The Foundation is a charitable private foundation that makes charitable contributions on behalf of the Company and its employees and has board members who are executives of the Company. The Company is not obligated to make future contributions to the Foundation.
Note 21 — Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement addressed the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the statement of operations. SFAS 123R is effective for the Company as of January 1, 2006. The Company historically accounted for share-based payments to employees under APB Opinion No. 25’s intrinsic value method. As such, the Company generally has not recognized compensation expense for options granted to employees. The Company will adopt the provisions of SFAS 123R under the modified prospective method, in which compensation cost for all share-based payments granted or modified after the effective date is recognized based upon the requirements of SFAS 123R and compensation cost for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS 123R is recognized based on SFAS 123. Tax benefits will be recognized related to the cost for share-based payments to the extent the equity instrument would ordinarily result in a future tax deduction under existing law. Tax expense will be recognized to write off excess deferred tax assets when the tax deduction upon settlement of a vested option is less than the expense recorded in the statement of operations (to the extent not offset by prior tax credits for settlements where the tax deduction was greater than the fair value cost). The Company’s current estimates associated with 2006 indicate the Company will recognize equity-based compensation expense of approximately 28 cents per share. This amount is subject to revisions as the Company finalizes certain assumptions related to 2006, including the size and nature of awards and forfeiture rates. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financial cash flow rather than as operating cash flow as was required. The Company cannot estimate what the future tax benefits will be as the amounts depend on, among

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
other factors, future employee stock option exercises. Due to the Company’s tax loss position, there was no operating cash inflow realized for December 31, 2005 and 2004 for such excess tax deductions.
      In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS 123R.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends Accounts Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that the adoption of SFAS 151 will have on the results of operations and financial position, but does not expect that it will be material.
Note 22 — Unaudited Quarterly Financial Information
      The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol FSH. The following is a summary of quarterly financial information for 2005 and 2004, including the high and low closing sales prices of the stock as reported by the NYSE for each of the quarterly periods listed (in millions, except per share data):

	2005

	First	Second	Third	Fourth	Year

Net sales	$1,351.2	$1,391.3	$1,413.0	$1,423.9	$5,579.4
Gross profit(a)	449.4	480.3	483.0	497.9	1,910.6
Income from continuing operations	76.1	85.4	93.2	117.2	371.9
Income from discontinued operations(b)	0.9	16.0	0.3	—	17.2
Net income(c)	$77.0	$101.4	$93.5	$117.2	$389.1
Basic net income per common share:
Income from continuing operations	$0.63	$0.71	$0.77	$0.95	$3.06
Income from discontinued operations	0.01	0.13	—	—	0.14

Net income	$0.64	$0.84	$0.77	$0.95	$3.20
Diluted net income per common share:
Income from continuing operations	$0.60	$0.67	$0.73	$0.91	$2.92
Income from discontinued operations	0.01	0.13	—	—	0.13

Net income	$0.61	$0.80	$0.73	$0.91	$3.05
Market price:
High	$64.75	$64.90	$67.12	$65.50	$67.12
Low	$56.92	$55.88	$61.20	$54.27	$54.27

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	2004

	First	Second	Third	Fourth	Year

Net sales	$1,003.1	$1,048.6	$1,254.3	$1,321.3	$4,627.3
Gross profit(d)	270.6	302.3	357.4	424.5	1,354.8
Income from continuing operations(b)	32.8	43.5	34.9	50.6	161.8
Income from discontinued operations	1.8	1.2	1.2	0.4	4.6
Net income(e)(f)	$34.6	$44.7	$36.1	$51.0	$166.4
Basic net income per common share:(f)(g)
Income from continuing operations	$0.52	$0.68	$0.35	$0.43	$1.88
Income from discontinued operations	0.02	0.02	0.01	—	0.05

Net income	$0.54	$0.70	$0.36	$0.43	$1.93
Diluted net income per common share:(f)(g)
Income from continuing operations	$0.48	$0.62	$0.33	$0.41	$1.75
Income from discontinued operations	0.03	0.02	0.01	—	0.05

Net income	$0.51	$0.64	$0.34	$0.41	$1.80
Market price:
High	$56.20	$60.10	$59.61	$62.60	$62.60
Low	$39.76	$54.15	$53.26	$53.49	$39.76

(a)	During 2005, the Company recorded charges totaling $31.5 million, consisting of $20.7 million to step up the fair value of inventory from the Apogent transaction, $7.3 million of integration costs, and $3.5 million of long-lived asset impairment and other related charges.

(b)	Income from discontinued operations includes the activities of Atos Medical Holding AB.

(c)	During 2005, the Company recorded charges totaling $67.5 million, net of tax, consisting of the items noted in (a) above as well as $17.7 million of integration costs, $5.1 million of long-lived asset impairment and other charges, $22.8 million of restructuring charges, $5.3 million of gain on the termination of the interest rate swaps, $71.3 million of debt refinancing and other related charges, $3.3 million gain on sale of investment, $0.5 million of other income and $6.8 million tax provision credit related to finalizing certain domestic and foreign tax audits and negotiations.

(d)	During 2004, the Company recorded charges totaling $90.4 million consisting of $82.9 million to step up the fair value of inventory from the Apogent, Oxoid, Dharmacon, and Perbio acquisitions, $5.6 million of integration costs, and $1.9 million of impairment charges for fixed assets.

(e)	During 2004, the Company recorded charges totaling $100.3 million, net of tax, consisting of the items noted in (d) above as well as $19.4 million of integration costs, $7.8 million of restructuring charges, $6.0 million charitable contribution, $65.7 million impairment charge for long-lived assets, $16.6 million of refinancing charges, $22.7 million gain on sale of investment, and $10.9 million tax provision credit related to finalizing certain domestic and foreign tax audits and negotiations.

(f)	Reflects adjustments as disclosed in Form 10-Q/ A for the quarter ended September 30, 2004.

(g)	The Company adopted the provisions of EITF Issue No. 04-8 (EITF 04-8), The Effect of Contingently Convertible Debt on Diluted Earnings Per Share in calculating quarterly diluted earnings per common share for 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2005, the design and operation of the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. They also concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in such reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 87.

Item 9B.	Other Information
      None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fisher Scientific International Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Fisher Scientific International Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated February 17, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP

New York, New York
February 17, 2006

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by the item relating to our executive officers is included in item 1, “Business-Executive Officers”. The information appearing in Fisher’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 5, 2006 (the “Proxy Statement”) under the caption “Nomination and Election of Directors” is incorporated herein by reference.
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

Item 14.	Principal Accountant Fees and Services
      The information appearing in the Proxy Statement under the caption “Audit Fees” is incorporated herein by reference.

PART IV

Item 15.	Exhibit and Financial Statement Schedules
      (a) The following documents are filed as part of this Form 10-K

(1)	Financial Statements: The following consolidated financial statements of Fisher Scientific International Inc. are included in Item 8.

(2) Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts and reserves for the year ended December 31, 2005, 2004 and 2003.	100
      All other financial statements and schedules have been omitted since the information required to be submitted has been included in the consolidated financial statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.

(3) Exhibits. Exhibits 10.1 through 10.72 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

Exhibit
Number	Description

3.01	Restated Certificate of Incorporation of Fisher Scientific International Inc. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2005.
3.02	Amended and Restated Certificate of Incorporation of the registrant, as amended. Incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.
3.03	Certificate of Designation of Non-Voting Stock of the registrant. Incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K filed on March 31, 1999.
3.04	Certificate of Designation of Series B Non-Voting Common Stock. Incorporated by reference to Exhibit 3.4 to the registrant’s Annual Report on Form 10-K filed on March 31, 1999.
3.05	Bylaws of the registrant. Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-44400) filed on August 24, 2000.
3.06	Certificate of Correction to the Restated Certificate of Incorporation of Fisher Scientific International Inc. Incorporated by reference to Exhibit 3.6 to the registrant’s Annual Report on Form 10-K filed on March 28, 2002.
3.07	Certificate of Amendment of Restated Certificate of Incorporation of Fisher Scientific International Inc. Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration no. 333-108448), dated September 3, 2003.
4.01	Specimen Certificate of Common Stock, $.01 par value per share, of the Company incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K filed on March 28, 2002.
4.02	Certificate of Designation of Non-Voting Stock (see Exhibit 3.02).

Exhibit
Number	Description

4.03	Certificate of Designation of Series B Non-Voting Common Stock (see Exhibit 3.03).
4.04	Indenture dated as of April 24, 2002 between the Company and J.P. Morgan Trust Company, National Association, as Trustee, relating to the 8 1/8 percent Senior Subordinated Notes due 2012. Incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-88362) filed on May 15, 2002.
4.05	Supplemental Indenture No. 1 dated as of March 7, 2003 between the Company and J.P. Morgan Trust Company, National Association. Incorporated by reference to Exhibit 4.7 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on April 7, 2003.
4.06	Indenture, dated as of July 7, 2003, by and between the Company and J.P. Morgan Trust Company, National Association, as Trustee. Incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-4 (Registration no. 333-104361) filed on July 10, 2003.
4.07	Indenture, dated as of August 3, 2004, among Apogent Technologies Inc., the Company and The Bank of New York as Trustee, relating to Apogent Technologies Inc.’s Floating Rate Convertible Senior Debentures due 2033. Incorporated by reference to Exhibit 4.1 to Apogent Technologies Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2004.
4.08	Supplemental Indenture No. 1, dated as of March 3, 2004, between Fisher Scientific International Inc. and J.P. Morgan Trust Company, National Association. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2004.
4.09	Indenture, dated as of August 3, 2004, between the Company and The Bank of New York as Trustee, relating to the Company’s 6 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-4 (Registration No. 333-120864) filed on November 30, 2004.
4.10	Supplemental Indenture No. 2, dated as of April 29, 2005, by and between the Company and J.P. Morgan Trust Company, National Association. Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2005.
4.11	Indenture, dated as of July 15, 2005, by and between Fisher Scientific International Inc. and The Bank of New York Trust Company, N.A., as trustee. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005.
4.12	Form of Senior Indenture. Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration no. 333-124738), filed with the Securities and Exchange Commission on August 1, 2005.
4.13	Form of Subordinated Indenture. Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration no. 333-124738), filed with the Securities and Exchange Commission on August 1, 2005.
4.14	Form of Junior Subordinated Indenture. Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration no. 333-124738), filed with the Securities and Exchange Commission on August 1, 2005.
10.01	Amended and Restated Employment Agreement, dated as of December 31, 2003, between the Company and Paul M. Montrone. Incorporated by reference to Exhibit 10.01 to the Company’s Registration Statement on Form S-3 (Registration no. 333-110038) filed on January 6, 2004.
10.02	Amendment to Employment Agreement, dated as of August 2, 2005, between Fisher Scientific International Inc. and Paul M. Montrone. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2005.
10.03	Amended and Restated Employment Agreement, dated as of December 31, 2003, between the Company and Paul M. Meister. Incorporated by reference to Exhibit 10.02 to the Company’s Registration Statement on Form S-3 (Registration no. 333-110038) filed on January 6, 2004.
10.04	Amendment to Employment Agreement, dated as of August 2, 2005, between Fisher Scientific International Inc. and Paul M. Meister. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2005.

Exhibit
Number	Description

10.05	Employment Agreement, dated as of March 31, 1998, between the Company and David T. Della Penta. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 1998.
10.06	Amendment to Employment Agreement, dated as of December 31, 2003, between the Company and David T. Della Penta. Incorporated by reference to Exhibit 10.03 to the Company’s Registration Statement on Form S-3 (Registration no. 333-110038) filed on January 6, 2004.
10.07	Second Amendment to Employment Agreement, dated as of August 2, 2005, between Fisher Scientific International Inc. and David T. Della Penta. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2005.
10.08	Employment Agreement, dated March 14, 2005, between the Company and Mark D. Roellig. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2005.
10.09	Amendment to Employment Agreement, dated as of August 2, 2005, between Fisher Scientific International Inc. and Mark D. Roellig. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2005.
10.10	Employment Agreement, dated as of August 2, 2005, between Fisher Scientific International Inc. and Kevin P. Clark. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2005.
10.11	Separation Agreement, dated March 9, 2005, between the Company and Todd M. DuChene. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2005.
10.12	Fisher Scientific International Inc. Incentive Compensation Plan, as amended and restated effective as of January 1, 2002. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 24, 2003.
10.13	Fisher Scientific International Inc. Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 24, 1993.
10.14	Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 24, 1993.
10.15	Fisher Scientific International Inc. 1998 Equity and Incentive Plan. Incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-42777) filed with the Securities and Exchange Commission on February 2, 1998.
10.16	Fisher Scientific International Inc. 2003 Equity and Incentive Plan, effective as of May 2, 2003. Incorporated by reference to Annex II to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 10, 2003.
10.17	Fisher Scientific International Inc. 2001 Equity and Incentive Plan, effective as of May 16, 2001. Incorporated by reference to Annex I to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 12, 2001.
10.18	Fisher Scientific International Inc. Long-Term Incentive Plan, effective January 1, 1990. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 24, 1993.
10.19	Form of Fisher Scientific International Inc. Non-Qualified Stock Option Award Agreement (Management Options — Fisher Scientific International Inc. 2001 Equity and Incentive Plan). Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2004.

Exhibit
Number	Description

10.20	Form of Fisher Scientific International Inc. Non-Qualified Stock Option Award Agreement (Management Options — Fisher Scientific International Inc. 2003 Equity and Incentive Plan). Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2004.
10.21	Form of Non-qualified Stock Option Agreement pursuant to the Fisher Scientific International Inc. 2001 Equity and Incentive Plan and 2003 Equity and Incentive Plan. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2005.
10.22	Fisher Scientific International Inc. 2005 Equity and Incentive Plan, effective as of May 6, 2005. Incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 4, 2005.
10.23	First Amendment to the Fisher Scientific International Inc. Retirement Plan for non-employee directors. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005.
10.24	Form of 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2005.
10.25	Form of 2005 Equity and Incentive Plan Restricted Stock Agreement. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2005.
10.26	Form of Indemnification Agreement. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2005.
10.27	Form of Fisher Scientific International Inc. 2005 Equity and Incentive Plan Restricted Stock Unit Agreement. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2005.
10.28	Form of Performance Based Restricted Stock Unit Agreement. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.
10.29	Form of Performance Based Restricted Stock Unit Purchase Agreement. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.
10.30	Fisher Scientific International Inc. Deferred Compensation Plan. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.
10.31	Credit Agreement, dated as of August 2, 2004, among the Company, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Banc of America Securities LLC, Deutsche Bank Securities Inc. and Credit Suisse First Boston, acting through its Cayman Islands Branch or one of its affiliates, ABN Amro Bank, N.V. and Merrill Lynch Capital Corporation, as Co-Syndication and Co-Documentation Agents. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004.
10.32	First Amendment to Credit Agreement, dated as of December 29, 2004, among the Company, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Banc of America Securities LLC, Deutsche Bank Securities Inc. and Credit Suisse First Boston, acting through its Cayman Islands Branch or one of its affiliates, ABN Amro Bank, N.V. and Merrill Lynch Capital Corporation, as Co-Syndication and Co-Documentation Agents. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

Exhibit
Number		Description

10.33	*	Second Amendment to Credit Agreement and Limited Waiver, dated as of December 14, 2005, among the Company, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Banc of America Securities LLC, Deutsche Bank Securities Inc. and Credit Suisse First Boston, acting through its Cayman Islands Branch or one of its affiliates, ABN Amro Bank, N.V. and Merrill Lynch Capital Corporation, as Co-Syndication and Co-Documentation Agents.
10.34		Receivables Transfer Agreement dated as of February 14, 2003 among FSI Receivables Company LLC, as Transferor, the Company, as Servicer, Blue Ridge Asset Funding Corporation, Wachovia Bank, National Association, Liberty Street Funding Corp., The Bank of Nova Scotia, and Wachovia Bank, National Association, as Administrative Agent. Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on April 7, 2003.
10.35		First Amendment to Receivables Transfer Agreement, dated as of February 12, 2004, among FSI Receivables Company LLC, as Transferor, the Company, as Servicer, Blue Ridge Asset Funding Corporation, Liberty Street Funding Corp., Wachovia Bank, National Association, The Bank of Nova Scotia, and Wachovia Bank, National Association, as Administrative Agent. Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-113225) filed with the Securities and Exchange Commission on March 2, 2004.
10.36		Amended and Restated Receivables Transfer Agreement, dated as of February 4, 2005 among FSI Receivables Company LLC, as Transferor, Fisher Scientific International Inc., as Servicer, Liberty Street Funding Corp., The Bank of Nova Scotia, Atlantic Asset Securitization Corp., Calyon New York Branch and The Bank of Nova Scotia, as Administrative Agent. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.37	*	First Amendment to Amended and Restated Receivables Transfer Agreement, dated as of October 1, 2005 among FSI Receivables Company LLC, as Transferor, Fisher Scientific International Inc., as Servicer, Liberty Street Funding Corp., The Bank of Nova Scotia, Atlantic Asset Securitization Corp., Calyon New York Branch and The Bank of Nova Scotia, as Administrative Agent.
10.38		Amended and Restated Receivables Purchase Agreement dated as of February 14, 2003 among Cole-Parmer Instrument Company, Fisher Clinical Services Inc., Fisher Hamilton L.L.C, and Fisher Scientific Company L.L.C., as Originators, the Company, as Originator Agent and FSI Receivables Company LLC, as Buyer. Incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-4 (Registration no. 333-104361) filed on April 7, 2003.
10.39		First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of February 4, 2005 among Cole-Palmer Instrument Company, Fisher Clinical Services Inc., Fisher Hamilton L.L.C. and Fisher Scientific Company L.L.C. as Originators, Fisher Scientific International Inc., as Originator Agent and FSI Receivables Company LLC, as Buyer. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.40	*	Waiver and Omnibus Second Amendment to the Receivables Purchase Agreement and Receivables Transfer Agreement, dated as of October 11, 2005 among Cole-Palmer Instrument Company, Fisher Clinical Services Inc., Fisher Hamilton L.L.C. and Fisher Scientific Company L.L.C. as Originators, Fisher Scientific International Inc., as Servicer and Originator Agent and FSI Receivables Company LLC, as Buyer, Liberty Street Funding Corp., The Bank of Nova Scotia, Atlantic Asset Securitization Corp., Calyon New York Branch and The Bank of Nova Scotia, as Administrative Agent.
10.41		Sybron Acquisition Company 1990 Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-118239).
10.42		Sybron Corporation 1993 Long-Term Incentive Plan, as amended and restated through January 30, 1998. Incorporated by reference to Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-118239).

Exhibit
Number	Description

10.43	Sybron International Corporation Amended and Restated 1994 Outside Directors’ Stock Option Plan. Incorporated by reference to Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-118239) and incorporated herein by reference.
10.44	Sybron International Corporation 1999 Outside Directors’ Stock Option Plan. Incorporated by reference to Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-118239).
10.45	Apogent Technologies Inc. 2001 Equity Incentive Plan. Incorporated by reference to Exhibit 99.5 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-118239).
10.46	Share Sale and Purchase Agreement Between Perbio Science International Netherlands B.V. and Cidron Group AB. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1.
10.47	Amended and restated Fisher Scientific International Inc. Retirement Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.48	First amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.49	Second amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.50	Third amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.51	Fourth amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.52	Fifth amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.53	Sixth amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.54	Seventh amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.55	Eighth amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.56	Ninth amendment to the amended and restated Fisher Scientific International Inc. Retirement Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.57	Amended and Restated Fisher Scientific International Inc. Savings and Profit Sharing Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.58	First amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

Exhibit
Number	Description

10.59	Second amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.60	Third amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.61	Fourth amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.62	Fifth amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.63	Sixth amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.64	Seventh amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.65	Eighth amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.66	Ninth amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.67	Tenth amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.68	Eleventh amendment to the amended and restated Fisher Scientific International Inc. Savings and Profit Sharing Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.69	Fisher Scientific International Inc. Executive Retirement and Savings Program, originally effective August 1, 1992, as restated effective June 23, 1997. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.70	First amendment to the Fisher Scientific International Inc. Executive Retirement and Savings Program. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
10.71	Second Amendment to the Fisher Scientific International Inc. Executive Retirement and Savings Program. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005.
12.01 *	Statement re computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges.

Exhibit
Number		Description

21.01	*	List of Subsidiaries of the registrant.
23.01	*	Consent of Deloitte & Touche LLP.
31.01	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FISHER SCIENTIFIC INTERNATIONAL INC.

By:	/s/ Kevin P. Clark

Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: February 17, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Paul M. Montrone Paul M. Montrone	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Paul M. Meister Paul M. Meister	Director

/s/ Kevin P. Clark Kevin P. Clark	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael D. Dingman Michael D. Dingman	Director

/s/ Simon B. Rich Simon B. Rich	Director

/s/ Charles A. Sanders Charles A. Sanders, M.D.	Director

/s/ Scott M. Sperling Scott M. Sperling	Director

/s/ W. Clayton Stephens W. Clayton Stephens	Director

/s/ Richard W. Vieser Richard W. Vieser	Director

Signature	Title

/s/ Rosanne F. Coppola Rosanne F. Coppola	Director

/s/ Bruce L. Koepfgen Bruce L. Koepfgen	Director

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Three Years Ended December 31, 2005
(In millions):

	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other	Deduction and	Balance at End
Allowance for Doubtful Accounts	Period	Expenses	Accounts	Write-offs	of Period

December 31, 2003	$28.9	$4.9	$0.5	$(4.5)	$29.8
December 31, 2004	$29.8	$2.6	$(9.9)	$(3.0)	$19.5
December 31, 2005	$19.5	$4.6	$2.8	$(2.6)	$24.3

	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other	Deduction and	Balance at End
Allowance for Sales Returns	Period	Expenses	Accounts	Write-offs	of Period

December 31, 2003	$6.7	$41.4	$—	$(41.3)	$6.8
December 31, 2004	$6.8	$46.5	$0.2	$(45.9)	$7.6
December 31, 2005	$7.6	$61.0	$0.1	$(57.7)	$11.0

	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other	Deduction and	Balance at End
Inventory Reserves	Period	Expenses	Accounts	Write-offs	of Period

December 31, 2003	$35.4	$5.1	$2.1	$(8.2)	$34.4
December 31, 2004	$34.4	$14.6	$0.5	$(8.7)	$40.8
December 31, 2005	$40.8	$16.9	$(1.3)	$(11.3)	$45.1