Form 10-Q
period 2006-03-31
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2006-05-03
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Liberty Lane, Hampton
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
     The number of shares of Common Stock outstanding at April 27, 2006 was 124,148,437.
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act): Yes ☐ No ☑

FISHER SCIENTIFIC INTERNATIONAL INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION
Item 1 — Financial Statements
FISHER SCIENTIFIC INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$1,412.4	$1,306.8
Cost of sales	898.6	864.9
Selling, general and administrative expenses	341.1	297.9
Restructuring expense	0.4	8.3

Operating income	172.3	135.7

Interest expense	29.1	30.6
Other income, net	(2.7)	(1.0)

Income from continuing operations before income taxes	145.9	106.1
Income tax provision	39.7	30.1

Income from continuing operations	106.2	76.0

Income (loss) from discontinued operations, net of tax (benefit) of ($1.7) and $0.2, respectively	(3.0)	1.0

Net income	$103.2	$77.0

Earnings per share:
Basic net income per common share:
Income from continuing operations	0.85	$0.63
Income (loss) from discontinued operations	(0.02)	0.01

Net income	$0.83	$0.64

Diluted net income per common share:
Income from continuing operations	$0.81	$0.60
Income (loss) from discontinued operations	(0.02)	0.01

Net income	$0.79	$0.61

Weighted average common shares outstanding:
Basic	123.8	119.6

Diluted	130.6	126.0

See accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$433.9	$407.2
Accounts receivable, net	726.9	679.4
Inventories	618.9	589.0
Other current assets	274.7	276.2
Current assets held for sale	42.4	39.5

Total current assets	2,096.8	1,991.3
Property, plant and equipment, net	793.4	788.2
Goodwill	3,797.8	3,769.8
Intangible assets, net	1,566.6	1,569.1
Other assets	271.5	268.1
Long-term assets held for sale	57.7	59.2

Total assets	$8,583.8	$8,445.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$41.5	$74.5
Accounts payable	502.1	479.9
Accrued and other current liabilities	415.5	429.5
Current liabilities held for sale	26.9	30.9

Total current liabilities	986.0	1,014.8
Long-term debt	2,127.5	2,135.4
Other long-term liabilities	986.4	983.0
Long-term liabilities held for sale	8.8	8.2

Total liabilities	4,108.7	4,141.4

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 124,252,740 and 123,656,538 shares issued; 123,997,765 and 123,401,563 shares outstanding at March 31, 2006 and December 31, 2005, respectively)	1.2	1.2
Capital in excess of par value	4,233.8	4,191.9
Retained earnings	232.2	129.0
Accumulated other comprehensive income (loss)	11.9	(13.8)
Treasury stock, at cost (254,975 shares at March 31, 2006 and December 31, 2005)	(4.0)	(4.0)

Total stockholders’ equity	4,475.1	4,304.3

Total liabilities and stockholders’ equity.	$8,583.8	$8,445.7

See accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$103.2	$77.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31.4	31.4
Amortization of intangible assets	14.4	12.7
Amortization — other	4.2	3.7
Stock-based compensation expense	14.3	—
Deferred income taxes	23.6	17.1
Tax benefit of stock options	(10.2)	—
Restructuring expense	—	6.3
Other noncash items	2.1	1.1
Gain on sale of business and investments	—	(0.5)
Changes in working capital
Accounts receivable, net	(45.0)	(69.7)
Inventories	(22.1)	17.5
Other current assets	5.3	(10.2)
Accounts payable	20.0	2.5
Accrued and other current liabilities	(24.7)	(21.2)
Other assets and liabilities	(5.3)	3.5

Cash provided by operating activities	111.2	71.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	(27.4)	(6.7)
Capital expenditures	(37.6)	(28.0)
Proceeds from sale of property, plant and equipment	—	5.7
Other	(15.6)	(1.0)

Cash used in investing activities	(80.6)	(30.0)

Cash flows from financing activities:
Proceeds from stock options exercised	20.6	42.2
Tax benefit of stock options	10.2	—
Debt payments	(41.3)	(5.0)
Proceeds from revolving credit facility	—	5.5
Revolving credit facility payments	—	(5.5)
Deferred financing costs	—	(0.4)

Cash (used in) provided by financing activities	(10.5)	36.8

Effect of exchange rate changes on cash and cash equivalents	6.6	(3.2)

Net change in cash and cash equivalents	26.7	74.8
Cash and cash equivalents — beginning of period	407.2	162.5

Cash and cash equivalents — end of period	$433.9	$237.3

See accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

					Shares to		Accumulated
			Capital in	Shares	be		Other	Treasury Stock,
	Common Stock		Excess of	Deposited	Distributed	Retained	Comprehensive	at Cost
	Shares	Amount	Par Value	in Trust	from Trust	Earnings	Income (Loss)	Shares	Amount	Total
Balance at January 1, 2006	123,656,538	$1.2	$4,191.9	$(16.9)	$16.9	$129.0	$(13.8)	254,975	$(4.0)	$4,304.3
Net income	—	—	—	—	—	103.2	—	—	—	103.2
Foreign currency translation adjustment	—	—	—	—	—	—	22.4	—	—	22.4
Unrealized investment gain, net of tax	—	—	—	—	—	—	3.2	—	—	3.2
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	—	0.1	—	—	0.1
Proceeds from stock options	596,202	—	20.6	—	—	—	—	—	—	20.6
Tax benefit from stock options	—	—	7.0	—	—	—	—	—	—	7.0
Stock-based compensation expense	—	—	14.3	—	—	—	—	—	—	14.3
Trust activity	—	—	—	0.3	(0.3)	—	—	—	—	—

Balance at March 31, 2006	124,252,740	$1.2	$4,233.8	$(16.6)	$16.6	$232.2	$11.9	254,975	$(4.0)	$4,475.1

See accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Nature of Operations
     Fisher Scientific International Inc. (“Fisher”, the “Company”, “our” or “we”) was founded in 1902 and was incorporated as a Delaware corporation in 1991. The Company’s operations are conducted throughout North and South America, Europe, Asia, Australia and Africa directly or through one or more subsidiaries, joint ventures, agents, or dealers. The Company’s operations are organized into two business segments: scientific products and services, and healthcare products and services. In March 2006, the Company committed to a plan to dispose of the laboratory workstations business. Accordingly, the results of this business are presented as discontinued operations. This business had previously been reported as our laboratory workstations segment.
     1. Scientific products and services segment manufactures and sells products and services primarily to entities conducting scientific research, including drug discovery and drug development, quality and process control and basic research and development as well as to third party distributors. The businesses in this segment manufacture and/or distribute a broad range of biochemicals and bioreagents; organic and inorganic chemicals; sera; cell culture media; sterile liquid-handling systems; microbiology media and related products; and other scientific research related consumable products, instruments and equipment. The businesses in this segment also distribute safety related products such as personal protection equipment, respiratory protection systems, environmental monitoring and sampling equipment and other safety and clean room supplies. Additionally, the businesses in this segment provide services to pharmaceutical and biotechnology companies engaged in clinical trials, including specialized packaging, over-encapsulation, labeling and distribution for phase III and phase IV clinical trials, analytical testing, biological-specimen management as well as combinatorial chemistry, custom-chemical synthesis, and supply-chain management.
     2. Healthcare products and services segment manufactures and distributes a wide array of diagnostic kits and reagents, equipment, instruments and other consumable products to hospitals, clinical laboratories, reference laboratories and physicians’ offices as well as third party distributors, located primarily in the United States. The businesses in this segment also provide outsourced manufacturing services for diagnostic reagents, calibrators and controls to the healthcare and pharmaceutical industries.
Note 2 — Basis of Presentation
     The financial statements included herein have been prepared by Fisher, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading when read in conjunction with the financial statements, footnotes and related disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Note 3 – Stock-Based Compensation
Summary of stock-based compensation plans
     Under the Company’s 2005 Equity and Incentive Plan (the “2005 Plan”), the Company may grant up to 7,250,000 shares of common stock in the form of incentive stock options, non-qualified stock options, and other stock-based awards, including but not limited to restricted stock, restricted stock units, dividend equivalents, performance units, stock appreciation rights (payable in shares) and other long-term stock-based or cash-based awards. Awards other than options, which are settled in stock, are counted against the foregoing share limit as 1.8 shares for every one share actually issued in connection with such an award. The aggregate awards granted during any fiscal year to any single individual who is likely to be a “covered employee” as defined under Code Section 162(m) shall not exceed (i) 1,000,000 shares subject to stock options or stock appreciation rights and (ii) 500,000 shares subject to restricted stock or other stock-based awards (other than stock appreciation rights). Options granted have a term of 10 years and generally vest over three years. The exercise price of any option granted may not be less than the fair market value of the common stock on the date of grant. The Company settles employee stock option exercises with newly issued shares. During the first quarter of 2006, the Company granted 987,530 compensatory performance-based restricted stock units under the 2005 Equity and Incentive Plan, which generally cliff vest in January 2009 if performance targets are achieved. Successful achievement of these targets is determined by the Compensation Committee of the Board of Directors. As of March 31, 2006, there were 978,230 restricted stock units and 2,067,602 options outstanding under the 2005 Plan. As of March 31, 2006, there were 3,394,604 shares available for future grant.
     Upon the adoption of the 2005 Plan, the Company ceased granting awards under the 2003 Equity and Incentive Plan (the “2003 Plan”). As of March 31, 2006, there were 2,020,796 options outstanding under the 2003 Plan. Awards under the 2003 plan were authorized to be made in the form of incentive stock options, non-qualified stock options, or other stock-based awards, including, but not limited to restricted stock units or dividend payments. Options granted have a term of five or 10 years and generally vest over three years. The exercise price of any option granted may not be less than the fair market value of the common stock on the date of the grant.
     Upon the adoption of the 2005 Plan, the Company ceased granting awards under the 2001 Equity and Incentive Plan (the “2001 Plan”). As of March 31, 2006, there were 4,397,389 shares outstanding under the 2001 Plan. Awards under the 2001 Plan were authorized to be made in the form of incentive stock options, non-qualified stock options, other stock-based awards, including but not limited to restricted stock units or dividend payments. Options granted have a term of five or 10 years and generally vest over three years. The exercise price of any option may not be granted at less than the fair market value of the common stock on the date of the grant.
     Upon adoption of the 2001 Plan, the Company ceased granting awards under the 1998 Equity and Incentive Plan (the “1998 Plan”). As of March 31, 2006, there were 1,149,791 shares outstanding under the 1998 Plan. Awards under the 1998 Plan were authorized to be made in the form of options (whether incentive or otherwise), stock appreciation rights, restricted stock, dividend equivalents and other stock-based awards. Options granted under the 1998 Plan have a term of 10 years and generally vest either over a three- to five-year period in equal installments, or in one installment nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or other factors. The Company also granted options to purchase 758,333 shares of common stock having a 10-year term and vesting five to nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or unless “put” to the Company by the executive or called by the Company in accordance with the terms of the respective grant agreements. The total put and/or call rights are limited to $10.0 million plus interest and are recorded in other liabilities.
     Under the terms of the Apogent merger agreement, each outstanding option to purchase shares of Apogent common stock became fully vested and assumed by Fisher. As of March 31, 2006, there were 1,045,507 options outstanding from the former Apogent awards.

Change in accounting for stock-based compensation plans
     Prior to January 1, 2006, the Company had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. On January 1, 2006, the Company adopted FAS No. 123R, “Accounting for Stock-Based Compensation,” (“FAS 123R”) using the modified prospective method, which results in the provisions of FAS 123R being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. FAS 123R requires companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model and the grant date fair value of restricted stock is based on intrinsic value. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the Company recorded the impact of forfeitures as they occurred.
     Stock-based employee compensation expense was $14.3 million before tax for the three months ending March 31, 2006. The Company recognized the full impact of its equity incentive plans in the consolidated statement of operations for the three months ended March 31, 2006 under FAS 123R and did not capitalize any such costs on the consolidated balance sheets. The following table presents stock-based compensation expense included in the Company’s consolidated statement of operations (in millions):

Three Months
Ended
March 31,
2006
Cost of sales	$0.1
Selling, general and administrative	14.2

Stock-based compensation expense before tax	14.3
Less: income tax benefit	(5.1)

Net stock-based compensation expense	$9.2

     The net impact of the adoption of FAS 123R on financial results for the three months ended March 31, 2006 is as follows (in millions, except for per share data):

Impact of
Adoption of
SFAS 123R
Income from continuing operations before income taxes	$14.3
Income from continuing operations	$9.2
Net income	$9.2

Cash flows from operating activities	$9.2
Cash flows from financing activities	$10.2

Basic earnings per share	$0.07
Diluted earnings per share	$0.07
     The Company had previously adopted the provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of FAS 123R to stock-based employee awards.

Three Months
Ended
March 31,
2005
Net income, as reported	$77.0
Add: stock-based employee compensation included in net income, net of tax	0.5
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(4.9)

Net income, pro forma	$$72.6

Net income per common share
As reported:
Basic	$$0.64

Diluted	$$0.61

Pro forma:
Basic	$$0.61

Diluted	$$0.57

     The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The fair values of options granted during the three-month period ended March 31, 2005 were calculated using the following weighted-average assumptions:

Expected stock price volatility	36%
Risk free interest rate	3.9%
Expected life of options	5.0	years
Expected annual dividends	—
     There were no options granted during the three-month period ended March 31, 2006. The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the options.
     During the first quarter of 2006, the Company granted 987,530 compensatory performance-based restricted stock units under the 2005 Equity and Incentive Plan, which generally cliff vest in January 2009 if performance targets are achieved. Successful achievement of these targets is determined by the Compensation Committee of the Board of Directors. At March 31, 2006, there were 978,230 restricted stock units outstanding.
Stock Options
     The following table summarizes the stock option activity in the equity incentive plans from December 31, 2005 through March 31, 2006:

		Weighted
	Stock	Average
(Options in thousands)	Options	Exercise Price
Outstanding at December 31, 2005	11,469	$43.01
Granted	—	—
Exercised	(596)	34.51
Canceled/expired/forfeited	(192)	62.60

Outstanding at March 31, 2006	10,681	$43.14

Exercisable at March 31, 2006	7,926	$37.30

     The following table summarizes information related to the Company’s options at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Range of Exercise Price	(in 000’s)	(in Years)	Price	(in 000’s)	Price
$9.00 - $13.00	782	1.8	$9.50	782	$9.50
13.01 - 17.00	3	2.5	14.16	3	14.16
17.01 - 21.00	82	2.9	18.23	82	18.23
21.01 - 25.00	802	4.9	23.97	802	23.97
25.01 - 29.00	1,477	5.9	28.44	1,472	28.45
29.01 - 33.00	645	5.3	30.25	626	30.21
33.01 - 37.00	158	3.3	34.78	152	34.82
37.01 - 41.00	1,697	3.1	39.19	1,588	39.20
41.01 - 45.00	584	5.0	44.15	512	44.14
45.01 - 49.00	106	5.8	47.88	103	47.93
49.01 - 54.00	65	7.9	53.45	43	53.47
54.01 - 59.00	739	8.4	56.72	190	56.43
59.01 - 64.00	1,799	8.9	61.29	891	61.37
64.01 - 69.00	1,742	9.2	64.61	680	64.60

	10,681			7,926

     The total cash received from employees as a result of employee stock option exercises during the three-month period ended March 31, 2006 was approximately $20.6 million. In connection with these exercises, the tax benefits realized by the Company for the three-month period ended March 31, 2006 was approximately $7.0 million.
     As of March 31, 2006, the aggregate intrinsic value of fully vested and exercisable options is $243.7 million, representing the total pre-tax intrinsic value, based on the Company’s closing common stock price of $68.05 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
     The following table summarizes information related to the Company’s non-vested restricted stock units as of March 31, 2006:

	Restricted	Weighted Average
	Stock	Grant-Date
Non-vested restricted stock units	Units	Fair Value
Non-vested at January 1, 2006	3,000	$64.48
Granted	987,530	65.81
Vested	—	—
Forfeited	(12,300)	65.40

Non-vested at March 31, 2006	978,230	$65.81

     As of March 31, 2006, there was $85 million of total pretax unrecognized compensation cost related to non-vested options and restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.
     The weighted average grant date fair value for options granted during the three-month period ended March 31, 2005 was $23.30. No options were granted during the three-month period ended March 31, 2006. The total intrinsic value of options exercised during the three-month period ended March 31, 2006 and 2005 was $19.8 million and $35.8 million, respectively. The total fair value of options vested during the three-month period ended March 31, 2006 and 2005 was $27.1 million and $10.9 million, respectively.
Note 4 – Discontinued Operations
     In March 2006, the Company committed to a plan to dispose of the Company’s laboratory workstations business segment as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Therefore, the laboratory workstations business is presented as discontinued operations. This business had previously been reported as our laboratory workstations segment.
     The following table presents balance sheet information pertaining to the laboratory workstation business, which are classified as assets and liabilities held for sale (in millions):

	March 31,	December 31,
	2006	2005
Accounts receivable, net	$19.3	$17.6
Inventories	18.1	16.6
Other current assets	5.0	5.3

Total current assets	42.4	39.5
Property, plant and equipment, net	41.7	43.1
Other assets	16.0	16.1

Total assets	$100.1	$98.7

Accounts payable	$16.8	$21.2
Accrued and other current liabilities	10.1	9.7

Total current liabilities	26.9	30.9
Other liabilities	8.8	8.2

Total liabilities	$35.7	$39.1

     Summarized statement of operations data for the three-month period ended March 31, 2006 and 2005 for the discontinued operations of the laboratory workstations business is as follows (in millions):

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2006	2005
Net sales	$37.4	$44.4
Income (loss) before income taxes	(4.7)	0.1
(Provision) benefit for income taxes	1.7	—
Income (loss) from discontinued operations, net of tax	(3.0)	0.1
     On April 5, 2005, the Company completed the sale of all of the capital stock of Atos Medical Holding AB (“Atos”), a manufacturer of ear, nose and throat medical devices, for approximately $110.0 million in cash. Atos was acquired in September 2003 in connection with the Company’s acquisition of Perbio Science AB and the results of Atos were previously included in our healthcare products and services segment. The Company realized a gain on the sale of Atos of approximately $17.0 million, net of taxes of $8.4 million in 2005.
     Summarized statement of operations data of Atos excluding the gain on disposal for the three-month period ended March 31, 2005 for the discontinued operation is as follows (in millions):

Three Months
Ended March 31,
2005
Net sales	$10.4
Income before income taxes	1.1
Provision for income taxes	0.2
Income from discontinued operations, net of tax	0.9
Note 5 – Business Combinations
     During the three-month period ended March 31, 2006, the Company completed two acquisitions, TC Tech Corporation and Precision Lab Products, LLC, for an aggregate purchase price of approximately $27 million.
     In March 2006, the Company entered into a definitive agreement to acquire Athena Diagnostics, Inc. (“Athena”), for approximately $283 million in cash, net of cash acquired. Athena is a developer and provider of proprietary molecular diagnostic and immunodiagnostic tests. This transaction closed on April 18, 2006.
     In March 2006, the Company entered into a definitive agreement to acquire Clintrak Pharmaceutical Services, LLC (“Clintrak”), a provider of clinical trial label generation and supply chain management services, for approximately $125 million in cash. In a separate transaction, the Company acquired land and a building utilized in Clintrak’s operations. This transaction closed on May 1, 2006.
Note 6 — Inventories
     The following is a summary of inventories by major category (in millions):

	March 31,	December 31,
	2006	2005
Raw materials	$153.7	$138.1
Work in process	73.8	71.7
Finished products	391.4	379.2

Total	$618.9	$589.0

Note 7 — Goodwill and Other Intangible Assets
     During the three-month period ended March 31, 2006, the Company acquired TC Tech Corporation, which is included in the scientific products and services segment (see Note 5). The preliminary purchase price allocation pursuant to this acquisition resulted in goodwill of $14.9 million, and other intangible assets of $7.1 million.
     Total goodwill by segment is as follows (in millions):

	March 31,	December 31,
	2006	2005
Scientific products and services	$2,732.0	$2,708.3
Healthcare products and services	1,065.8	1,061.5

	$3,797.8	$3,769.8

     Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives, with periods ranging from 1-25 years. The following is a summary of other intangible assets subject to amortization (in millions):

	Weighted
	Average	March 31, 2006		December 31, 2005
	Amortization	Net		Net
	Period	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Customer relationships	18.9	$294.6	$46.9	$296.4	$41.0
Non-compete agreements	4.1	1.6	12.2	1.7	12.1
Patents and tradenames	15.0	13.1	6.7	13.3	6.3
Developed technology	9.0	177.2	46.4	181.3	39.8
Supplier arrangements	9.2	16.0	5.4	16.5	4.8
Other amortizable intangible assets	13.1	25.6	12.1	24.7	11.1

Total other intangible assets subject to amortization	14.5	$528.1	$129.7	$533.9	$115.1

Indefinite-lived intangible assets		1,038.5		1,035.2

Total other intangible assets		$1,566.6		$1,569.1

     For the three month period ended March 31, 2006 and 2005, the Company recorded amortization expense of $14.4 million and $12.7 million, respectively, related to the amortization of intangible assets.
     The estimated annual amortization for each of the five succeeding years and thereafter is as follows (in millions):

For the year ended December 31,
2006 (a)	$42.9
2007	$55.2
2008	$53.7
2009	$50.3
2010	$46.4
Thereafter	$279.6

(a)	Amount represents estimated amortization expense for the remaining nine months ended December 31, 2006.

Note 8 — Debt
     The following is a summary of debt obligations as of March 31, 2006 and December 31, 2005 (in millions):

	March 31,	December 31,
	2006	2005
Term Facility	$374.1	$381.2
2.50% Convertible Senior Notes due 2023, convertible at $47.46 per share	300.0	300.0
Floating Rate Convertible Senior Debentures due 2033, convertible at $59.09 per share	344.6	344.6
3.25% Convertible Senior Subordinated Notes due 2024, convertible at $80.40 per share	330.0	330.0
6 3/4% Senior Subordinated Notes due 2014	300.0	300.0
6 1/8% Senior Subordinated Notes due 2015 (includes $2.6 million and $2.6 million of unamortized debt discount at March 31, 2006 and December 31, 2005, respectively)	497.4	497.4
Other debt	22.9	56.7

Total debt	2,169.0	2,209.9
Less: short-term portion	(41.5)	(74.5)

Total long-term debt	$2,127.5	$2,135.4

     For the three month period ended March 31, 2006, the weighted average interest rates for the Term Facility and Floating Rate Convertible Senior Debentures was 5.17% and 3.32%, respectively.
     The Company has $800 million available pursuant to commitments under a revolving credit facility as of March 31, 2006. As of March 31, 2006, approximately $31.5 million of the revolving credit facility was utilized for letters of credit outstanding. There were no other borrowings outstanding under the revolving credit facility as of March 31, 2006.
     On February 4, 2005, the Company amended its existing $225.0 million receivables securitization facility, extending the facility’s maturity date to February 2008. The effective funded interest rate on the amended receivables securitization is a commercial paper rate plus a usage fee of 60 basis points. The unfunded annual commitment fee is 30 basis points. The amount that can be drawn under this facility is a function of eligible receivables and reserve requirements. At March 31, 2006, $224.1 million was available to be drawn under this facility, of which $0 was drawn at that date.
Note 9 — Equity
     On March 15, 2005, the Board of Directors authorized a $300.0 million share repurchase program that expires on March 15, 2007. The program authorizes management, at its discretion, to repurchase shares from time to time on the open market or in privately negotiated transactions subject to market conditions and other factors. As of March 31, 2006, no shares have been repurchased under this program.
     Comprehensive income is net income, plus certain other items that are recorded directly to stockholders’ equity. Comprehensive income was $128.9 million and $43.4 million for the three-month periods ended March 31, 2006 and 2005, respectively. Foreign currency translation adjustments and unrealized gains and losses on short-term investments and cash-flow hedges are applied to net income to calculate the Company’s comprehensive income, with the predominant component being foreign currency translation adjustments.
`

Note 10 — Employee Benefit Plans
     The Company has defined benefit pension plans available to substantially all employees that are either fully paid for by the Company or provide for mandatory employee contributions as a condition of participation. The Company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. No contributions to the pension plans were required by the Company during the three-month periods ended March 31, 2006 and 2005. The Company also maintains a supplemental nonqualified executive retirement program (“SERP”) for certain of its executives. Approximately 1,300 employees of the laboratory workstations business, which is reflected as a discontinued operation in the accompanying financial statements, participate in the Company’s pension plans.
     The net periodic pension benefit, SERP and other postretirement benefits include the following components for the three-month periods ended March 31, 2006 and 2005, respectively (in millions):

	Three Months Ended March 31,
					Other
					Postretirement
	Pension Benefits		SERP Benefits		Benefits
	2006	2005	2006	2005	2006	2005
Components of net periodic benefit (income) cost
Service cost	$5.3	$5.3	$0.7	$0.6	$—	$0.1
Interest cost	8.0	7.7	0.8	0.7	0.3	0.5
Expected return on plan assets	(9.8)	(9.8)	—	—	—	—
Amortization of unrecognized net (gain) loss	0.9	(0.1)	0.1	0.1	(0.4)	(0.4)
Amortization of unrecognized prior service (benefit) cost	—	(0.1)	0.4	0.4	(0.4)	(0.4)
Recognized net actuarial loss	0.6	1.2	—	—	—	—
Settlement/curtailment loss	1.0	0.4	—	—	—	—

Net periodic benefit (income) cost	$6.0	$4.6	$2.0	$1.8	$(0.5)	$(0.2)

     The Company expects to make contributions of approximately $35 million to the plans in 2006, of which approximately $14 million was funded to the international plans during the three month period ended March 31, 2006. The Company continues to monitor financial markets and other factors that may impact plan asset and liability balances. Such factors may influence the Company’s decisions regarding additional contributions.
Note 11 — Earnings Per Share
     Basic net income per share represents net income divided by the weighted average common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average common stock and common stock equivalents outstanding during the period. Weighted average shares used in diluted earnings per share include common stock equivalents arising from stock options, restricted stock units, warrants and shares underlying the Company’s convertible notes under the treasury stock method.

     The following table sets forth basic and diluted earnings per share computational data for the three-month period ended March 31, 2006 and 2005, respectively (in millions, except per share data):

	Three Months Ended
	March 31,
	2006	2005
Weighted average common shares outstanding used in computing basic net income per common share	123.8	119.6
Dilutive securities:
Stock options, restricted stock units and warrants (a)	4.2	4.8
Convertible notes	2.6	1.6

Weighted average common shares outstanding used in computing diluted net income per common share	130.6	126.0

Basic net income per common share	$0.83	$0.64

Diluted net income per common share	$0.79	$0.61

(a)	The weighted average amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three-month period ended March 31, 2006 was 2.1 million and for the three-month period ended March 31, 2005 was 1.6 million.
     Under Emerging Issues Task Force (“EITF”) No. 04-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which is effective for periods ending after December 15, 2004, and EITF No. 90-19 “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” because of the Company’s obligation to settle the par value of the convertible notes in cash, the Company is not required to include any shares underlying the convertible notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the $47.46, $59.09, and $80.40 conversion price for the 2.50% Convertible Senior Notes due 2023, the Floating Rate Convertible Senior Debentures due 2033 and the 3.25% Convertible Senior Subordinated Notes due 2024, respectively, and only to the extent of the additional shares the Company may be required to issue in the event the Company’s conversion obligation exceeds the principal amount of the notes or debentures converted. At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price.
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

	2.50%	Floating Rate	3.25%
	Convertible Senior	Convertible Senior	Convertible Senior
	Notes	Debentures	Subordinated Notes
Issuance amount (in millions)	$300.0	$344.6	$330.0
Conversion price per share	$47.46	$59.09	$80.40
Trigger price	$56.96	$76.82	$96.48

	Total Potential Shares
Future	2.50%	Floating Rate	3.25%	Potential
Fisher Common	Convertible Senior	Convertible Senior	Convertible Senior	Share
Stock Price	Notes	Debentures	Subordinated Notes	Increase
$47.46	—	—	—	—
$48.46	0.1	—	—	0.1
$59.09	1.2	—	—	1.2
$60.09	1.3	0.1	—	1.4
$80.40	2.6	1.5	—	4.1
$81.40	2.6	1.6	0.1	4.3
$90.00	3.0	2.0	0.4	5.4
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
     The following table summarizes the recorded accruals and associated activity related to the restructuring plans for continuing operations (in millions):

	December 31,	2006	2006	March 31,
	2005	Charges	Payments	2006
2004 Plan	$5.3	$0.4	$(3.0)	$2.7
Other plans	0.7	—	(0.2)	0.5

Total restructuring	$6.0	$0.4	$(3.2)	$3.2

     Charges incurred in 2006 relate primarily to termination benefits, including charges for severance, benefits, and outplacement services. Restructuring activities for discontinued operations include charges in 2006 of $0.5 million. Included in liabilities held for sale are $0.2 million of liabilities related to these activities.
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

     The Company is currently involved in various stages of investigation and remediation related to environmental matters. The Company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The Company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. The Company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters were $33.6 million and $32.6 million at March 31, 2006 and December 31, 2005, respectively, including $2.6 million pertaining to the lab workstations business at March 31, 2006 and December 31, 2005. Based on current information, the expected remediation costs are not material individually or in the aggregate. The Company may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the Company’s operations, which could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     The Company’s Fair Lawn, New Jersey, facility is the subject of an administrative consent order issued by the New Jersey Department of Environmental Protection in 1984. The Company is required to maintain groundwater-remediation activities at this site. As the owner of the Fair Lawn facility, the Company is listed as a potentially responsible party (“PRP”) for remediation within an area called the Fair Lawn Wellfields Superfund Site. This site was listed in 1983 on the National Priority List under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”). This site is also the subject of CERCLA National Resources Damages claims. In April of 2006, we and other PRPs received notice from the United States Environmental Protection Agency (“EPA”) to proceed with a Remedial Investigation/Feasibility study at the Fair Lawn facility. The EPA also requested reimbursement of costs it has incurred to date pertaining to this site. The Company’s expected liability for the study and the EPA reimbursement is included in the accrued liabilities for environmental matters at March 31, 2006.
Note 14 — Segment Information
     The Company reports financial results on the basis of two reportable segments: scientific products and services, and healthcare products and services. In March 2006, the Company committed to a plan to dispose of its laboratory workstations business. Accordingly, the results of this business are presented as discontinued operations. This business had previously been reported as the laboratory workstations segment. Segment financial performance is evaluated based upon operating income excluding items such as restructuring expense, costs associated with acquisitions and equity-based compensation expense.

     Selected segment financial information for the three-month period ended March 31, 2006 and 2005 is presented below (in millions):

	Net Sales		Operating Income
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Scientific products and services	$1,076.9	$983.8	$140.5	$129.4
Healthcare products and services	353.5	336.7	47.6	43.0
Eliminations	(18.0)	(13.7)	—	(0.2)

Segment sub-total	1,412.4	1,306.8	188.1	172.2

Restructuring expense			(0.4)	(8.3)
Inventory step-up			(0.2)	(17.1)
Equity-based compensation expense			(14.3)	—
Acquisition, integration and other costs			(0.9)	(11.1)

Total	$1,412.4	$1,306.8	$172.3	$135.7

     For the three-month period ended March 31, 2006, the Company recorded restructuring costs of $0.4 million, the amortization of the step-up of inventory to the acquired fair value related to the Company’s acquisitions of $0.2 million, equity-based compensation expense of $14.3 million as the result of the Company’s adoption of FAS 123R in the first quarter of 2006, and acquisition, integration and other costs of $0.9 million. For the three-month period ended March 31, 2005, the Company recorded restructuring costs of $8.3 million, and the amortization of step-up of inventory to the acquired fair value related to the Company’s acquisitions of $17.1 million. For the three-month period ended March 31, 2005, the Company also recorded acquisition, integration and other costs of $11.1 million, comprised of $10.6 million of acquisition and integration costs, and $0.5 million of asset impairment charges.
Note 15 — Income Tax
     A reconciliation of income tax expense at the U.S. statutory rate to the recorded income tax provision is as follows for the three-month period ended March 31, 2006 and 2005 (in millions):

	Three Months Ended March 31,
	2006	%	2005	%
Taxes computed at statutory rate	$51.1	35.0%	$37.1	35.0%
Foreign tax rate differential and foreign losses not tax benefited	(12.6)	(8.6)%	(9.4)	(8.8)%
State income taxes, net of federal benefit	2.7	1.8%	2.8	2.6%
Export sales benefit	(0.7)	(0.5)%	(0.8)	(0.8)%
Nondeductible permanent items, net	0.4	0.3%	0.7	0.7%
Foreign tax credits benefited	(0.3)	(0.2)%	—
Other	(0.9)	(0.6)%	(0.3)	(0.3)%

Income tax provision	$39.7	27.2%	$30.1	28.4%

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-Q may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to be correct. Certain factors that might cause such a difference include those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Factors Regarding Forward-Looking Statements” contained in our Form 10-K for the year ended December 31, 2005. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in the report might not occur.
Results of Operations
Executive Overview
     Results in the first quarter of 2006 included net sales of $1.4 billion, operating income of $172.3 million and a 30% increase in diluted earnings per share to 79 cents. Our financial results reflect revenue growth in both our scientific products and services, and healthcare products and services segments. This growth in our scientific products and services segment was driven in part by double digit growth in sales to our pharma and biotech customers due to the active pace of life science research and demand for our life science product portfolio. Sales to our academic customers increased, despite flat National Institute of Health (“NIH”) budgets, due to alternative sources of funding supporting specialized research programs. Sales growth in our healthcare products and services segment was fueled by increased sales of proprietary diagnostic products and an increase in instrument placements. These sales increases were partially offset by the ongoing year over year decline in sales of safety-related products. We experienced growth in most major European markets.
     We continue to expand our operations in China and India. In China we are increasing product sourcing as well as growing our presence in the local market for our self-manufactured and third-party distributed products. We have completed construction of a manufacturing facility in Shanghai and have begun pilot production. In addition, we have expanded operations at our HyClone manufacturing facility to include large-scale liquid media. In India, we have increased sales efforts and resources and have completed plans for a clinical trials packaging and distribution facility.
     In March 2006, we committed to a plan to dispose of the laboratory workstations business. Accordingly, the results of this business are presented as discontinued operations. This business was previously reported as our laboratory workstations segment.

Sales
     The following table presents net sales and sales growth by reportable segment for the three-month period ended March 31, 2006 and 2005 (in millions):

	Three Months Ended March 31,
	2006		2005
	Net	Sales	Net	Sales
	Sales	Growth	Sales	Growth
Scientific products and services	$1,076.9	9.5%	$983.8	32.6%
Healthcare products and services	353.5	5.0%	336.7	48.0%
Eliminations	(18.0)		(13.7)

Total	$1,412.4	8.1%	$1,306.8	35.2%

     Consolidated. Net sales of $1,412.4 million for the three-month period ended March 31, 2006, reflect a growth rate of 8.1% over the comparative quarter in the prior year. Net sales growth was driven by strength in both our scientific products and services and healthcare products and services segments, as well as acquisitions completed in the third quarter of 2005 and some benefit from price increases. The acquisitions accounted for 3.3% of net sales growth. Organic net sales growth, excluding the translation effect of foreign exchange, was 6.3%. Organic growth excluding safety-related products was 8.3%. Unfavorable foreign exchange, notably in Europe, resulted in a 1.5% decrease to the net sales growth for the three-month period ended March 31, 2006.
     Scientific Products and Services. Net sales of $1,076.9 million for the three-month period ended March 31, 2006, reflect strength across all of our core customer markets and the impact of 2005 acquisitions, accounting for approximately 4.3% of growth. Organic sales growth, excluding the translation effect of foreign exchange, was 7.1% for the three-month period ended March 31, 2006. Organic growth excluding safety-related products was 9.9%. Unfavorable foreign exchange resulted in a 1.9% decrease to the net sales growth for the three-month period ended March 31, 2006.
     Healthcare Products and Services. Net sales of $353.5 million for the three-month period ended March 31, 2006, reflect the impact of organic sales growth of 5.0%, which was due primarily to increased demand for proprietary diagnostic products, such as stains and reagents, and increased placements of instruments.
Operating Income
     The following table presents operating income and operating income as a percentage of sales by segment for the three-month period ended March 31, 2006 and 2005 (in millions):

	Three Months Ended March 31,
	Operating		Operating Income as a
	Income		Percentage of Net Sales
	2006	2005	2006	2005
Scientific products and services	$140.5	$129.4	13.0%	13.2%
Healthcare products and services	47.6	43.0	13.5%	12.8%
Eliminations	—	(0.2)

Sub-total	188.1	172.2	13.3%	13.2%
Other charges:
Restructuring expense	(0.4)	(8.3)	—	—
Inventory step-up	(0.2)	(17.1)	—	—
Equity-based compensation expense	(14.3)	—	—	—
Acquisition, integration and other costs	(0.9)	(11.1)	—	—
			—	—
Operating income	$172.3	$135.7	12.2%	10.4%

          Consolidated. Operating income of $172.3 million for the three-month period ended March 31, 2006, reflects an increase of 27.0% from the comparable period in 2005. Operating income as a percentage of net sales increased to 12.2% for the three-month period ended March 31, 2006, from 10.4% for the comparable period in 2005. Our operating income was favorably impacted by integration synergies associated with the Apogent merger, partially offset by planned increases in research and development spending, sales and marketing initiatives and expenses related to expansion of our Asian manufacturing capabilities. Operating margins in the first quarter of 2006 also benefited from a decrease in other charges to $15.8 million for the three-month period ended March 31, 2006, compared to $36.5 million of such charges for the comparable period in 2005. Throughout 2005 and to a lesser extent in early 2006, we experienced increases in raw material costs. To date we have been able to minimize the impact of these raw material price increases in part through increased pricing to customers and various cost savings measures. For the three-month period ended March 31, 2006, the Company recorded restructuring costs of $0.4 million, the amortization of the step-up of inventory to the acquired fair value related to the Company’s acquisitions of $0.2 million, equity-based compensation expense of $14.3 million as the result of the Company’s adoption of FAS 123R in the first quarter of 2006, and acquisition, integration and other costs of $0.9 million. For the three-month period ended March 31, 2005, the Company recorded restructuring costs of $8.3 million, and the amortization of step-up of inventory to the acquired fair value related to the Company’s acquisitions of $17.1 million. For the three-month period ended March 31, 2005, the Company also recorded acquisition, integration and other costs of $11.1 million, comprised of $10.6 million of acquisition and integration costs, and $0.5 million of asset impairment charges.
     Scientific Products and Services. Operating income was $140.5 million for the three-month period ended March 31, 2006, compared to $129.4 million for the comparable period in 2005. Operating margins were 13.0% for the three-month period ended March 31, 2006, compared to 13.2% for the comparable period in 2005. Operating margins declined slightly, as the margin benefit of fixed cost leverage and integration synergies was offset by increased investment in research and development and sales and marketing initiatives, as well as the impact of product mix.
     Healthcare Products and Services. Operating income was $47.6 million for the three-month period ended March 31, 2006, compared to $43.0 million for the comparable period in 2005. Operating margins were 13.5% for the three-month period ended March 31, 2006, compared to 12.8% for the comparable period in 2005. Operating margins improved during the three-month period ended March 31, 2006, primarily as a result of increasing sales of higher margin proprietary diagnostic products, low-cost sourcing initiatives, and integration synergies.

Change in accounting for stock-based compensation plans
     Through 2005, we had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. On January 1, 2006, we adopted FAS 123R, “Accounting for Stock-Based Compensation”, using the modified prospective method, which results in the provisions of FAS 123R being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. FAS 123R required companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the awards and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model and the grant date fair value of restricted stock is based on intrinsic value. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the Company recorded the impact of forfeitures as they occurred.
     Stock-based employee compensation expense was $14.3 million before tax for the three-month period ending March 31, 2006. The Company recognized the full impact of its equity incentive plans in the consolidated statement of operations for the three-month period ended March 31, 2006 under FAS 123R. We did not capitalize any such costs in the consolidated balance sheet. The total cash received from employees as a result of employee stock option exercises during the three-month period ended March 31, 2006 was $20.6 million. In connection with these exercises, the tax benefit realized by us for the three-month period ended March 31, 2006 was approximately $7.0 million. As of March 31, 2006, there was $85 million of total pretax unrecognized compensation cost related to non-vested options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Restructuring Plan Activities
     During 2004, we implemented restructuring plans focused on the integration of certain international operations and the streamlining of domestic operations (“2004 Plan”). These plans include the consolidation of office, warehouse, and manufacturing facilities. In addition, we had established restructuring plans in prior periods under which we have remaining obligations primarily associated with lease-related activities.
     The following table summarizes the recorded accruals and activity related to the restructuring plans for continuing operations (in millions):

	December 31,	2006	2006	March 31,
	2005	Charges	Payments	2006
2004 Plan	$5.3	$0.4	$(3.0)	$2.7
Other plans	0.7	—	(0.2)	0.5

Total restructuring	$6.0	$0.4	$(3.2)	$3.2

          Charges incurred in 2006 relate primarily to termination benefits, including charges for severance, benefits, and outplacement services. Restructuring activities for discontinued operations include charges in 2006 of $0.5 million. Included in liabilities held for sale are $0.2 million of liabilities related to these activities.
Discontinued Operations
     In March 2006, we committed to a plan to dispose of our laboratory workstations business under the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Therefore, the laboratory workstations business is presented as discontinued operations. This business had previously been reported as our laboratory workstations segment. See Note 4 in the accompanying Notes to the Consolidated Financial Statements for a complete description of this matter.

     On April 5, 2005, we completed the sale of all of the capital stock of Atos Medical Holding AB (“Atos”), a manufacturer of ear, nose and throat medical devices, for approximately $110.0 million in cash. Atos was acquired in September 2003 in connection with our acquisition of Perbio Science AB and the results of Atos were previously included in our healthcare products and services segment. We realized a gain on the sale of Atos of approximately $17.0 million, net of taxes of $8.4 million in the second quarter of 2005. See Note 4 in the accompanying Notes to the Consolidated Financial Statements for a complete description of this transaction.
Interest Expense
     Interest expense for the three-month period ended March 31, 2006 was $29.1 million, a decrease of $1.5 million from the comparable period in 2005. The decrease in interest expense is primarily attributable to the redemption of the 8 1/8% Senior Subordinated Notes and 8% Senior Subordinated Notes offset by the issuance of the 6 1/8% Senior Subordinated Notes and the overall increase in short-term interest rates.
Other Income, net
     Other income, net for the three-month period ended March 31, 2006 was $2.7 million, an increase of $1.7 million from the comparable period in 2005. Other income for the three-month period ended March 31, 2006 is primarily attributable to the increase in interest income due to the increase in cash balances and the increase in interest rates. These increases were offset by a $2.0 million impairment of an investment, deemed to be other than temporary.
Income Tax Provision
     Our effective tax rate for the three-month period ended March 31, 2006 was 27.2%, compared to 28.4% for the comparable period in 2005. The decrease in the effective tax rate for the three-month period ended March 31, 2006 compared to March 31, 2005 was primarily due to geographic changes on profits and the impact of tax planning. We expect our tax rate for the full year to approximate the quarterly rate, subject to the impact of further planning initiatives.
Liquidity and Capital Resources
     Cash generated from operating activities was $111.2 million for the three-month period ended March 31, 2006 as compared to $71.2 million for the comparable period in 2005. The increase in cash from operations was primarily due to an increase in net income as adjusted to exclude restructuring and acquisition-related expenditures and non-cash stock-based compensation expense, as well as reduced investment in working capital. In addition, the Company funded approximately $14 million to the international pension plan during the three month period ended March 31, 2006, compared to no funding during the three month period ended March 31, 2005.
     Net cash used in investing activities was $80.6 million for the three-month period ended March 31, 2006 compared to cash used of $30.0 million for the comparable period in 2005. During the period ended March 31, 2006, cash was primarily utilized for acquisitions including TC Tech Corporation and Precision Lab Products, LLC, to make a 9% equity investment in Nanogen, Inc. and for capital expenditures related to the company’s bioscience and biopharma services business and the ongoing integration of manufacturing operations. Cash used in investing activities for the three months ended March 31, 2005 was primarily attributable to capital expenditures related to investments in the Company’s bioscience business, facility expansion related to the integration of manufacturing facilities and the transfer of production to lower-cost facilities.
     Net cash used in financing activities was $10.5 million for the three-month period ended March 31, 2006 compared to cash provided by financing activities of $36.8 million for the comparable period in 2005. During the three-month period ended March 31, 2006, the Company repaid $41.3 million of debt, which is $36.3 million more than was repaid during the comparable period in 2005. In addition, during the three-month period ended March 31, 2006, the Company received $20.6 million in proceeds from stock option exercises, or $21.6 million less than in the comparable period of 2005. This was offset by a $10.2 million tax benefit of stock option exercises which was recognized as cash flow from financing activities during the three-month period ended March 31, 2006, versus the recognition of tax benefits from stock option exercise as part of cash flow from operating activities in the comparable period of 2005. The difference in debt repayment, proceeds from stock option exercises and tax benefit of stock option exercises accounts for almost the entire difference between cash used in financing activities during the three-month period ended March 31, 2006 and cash provided by financing activities during the comparable period in 2005.

     On March 15, 2005, the Board of Directors authorized a share repurchase program of up to $300 million of the Company’s common stock. The authorization for share repurchases extends through March 15, 2007. The program authorizes management, at its discretion, to repurchase shares from time to time on the open market or in privately negotiated transactions subject to market conditions and other factors. We believe that the share repurchase program provides additional capital structure flexibility and that we have adequate financial resources to fund any share repurchases given current cash levels and future expectations for cash flow. As of March 31, 2006, no shares have been repurchased under this program.
     As of March 31, 2006, we had the ability to borrow an aggregate of $993 million under our account receivable securitization facility and revolving credit facility.
     We expect to satisfy our short-term funding requirements from operating cash flow, together with cash and cash equivalents on hand, available borrowings through our credit facility and amounts available under our receivables securitization facility (see “Item 8 — Financial Statements and Supplementary Data — Note 4 Accounts Receivable” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005). We believe that these funding sources are sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. We may seek to raise additional funds from public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisition of businesses or products. There can be no assurance that additional funds will be available at all or that, if available, will be obtained at terms favorable to us. Additional financing could also be dilutive.
Critical Accounting Policies/Estimates
     The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to revenue recognition, environmental liabilities, purchase accounting, goodwill impairment, pension plans, income taxes, and stock-based compensation. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the year ended December 31, 2005 and Note 3 of Item 1 of this Form 10-Q for a discussion of the Company’s critical accounting policies.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk

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
     We measure our market risk related to our holdings of financial instruments based on changes in foreign currency rates, commodities prices and interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in cash flows and earnings based on a hypothetical 10% change in these market rates; we believe that the fair value exposures on these holdings is not material. We use quarter-end market rates on our financial instruments to perform the sensitivity analysis. We do not include items such as lease contracts, insurance contracts, and obligations for pension and other postretirement benefits in the analysis.
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
Interest Rate Risk and Management
     As of March 31, 2006, our debt portfolio included both fixed rate instruments (approximately $1,450.3 million) and floating rate instruments (approximately $718.7 million). The weighted average interest rate during the three months ended March 31, 2006 of the fixed instrument portfolio was approximately 5.85% and the weighted average interest rate during the three months ended March 31, 2006 for the variable instrument portfolio was approximately 4.31%. While our fixed rate instruments guarantee that our earnings and our cash flows will be predictable, changes in interest rates can cause the value of our fixed rate debt to change. However, such a value change has no impact on either our earnings or our cash flows unless we determine that we wish to retire a fixed rate debt obligation on the open market.
     On the other hand, our future earnings and future cash flows can fluctuate with our floating rate borrowings. However, the impact would be partially mitigated by the floating rate interest earned on excess cash. If there were a hypothetical 10% change in interest rates, the net impact to earnings and cash flows would be approximately $0.2 million. The potential change in cash flows and earnings is calculated based on the change in the net interest expense over one quarter due to an immediate 10% change in rates.
Currency Risk and Management
     We operate and conduct business in many foreign countries and as a result are exposed to fluctuations in foreign currency exchange rates. Our exposure to exchange rate effects includes (1) exchange rate fluctuations on financial instruments and transactions denominated in foreign currencies other than the functional currency of a specific subsidiary, which affect earnings, and (2) exchange rate movements upon translation of net assets in foreign subsidiaries for which the functional currency is not the U.S. dollar, which generally affects our net equity — not our cash flows or earnings.
     As of March 31, 2006, we had outstanding forward contracts to minimize our exposures to exchange rate fluctuations between the U.S. dollar and Swiss Francs. The purpose of those contracts was to hedge against fluctuations in the exchange rates associated with short-term intercompany debt obligations. The fair value of these contracts as of that date was immaterial and, therefore, the potential loss in fair values, earnings or cash flows from a 10% shift in exchange rate was immaterial. In addition, given that such contracts were primarily intended to serve as fair value hedges, the net impact on our operating results and cash flows is de minimis.
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
Commodity Risk Management
     As of March 31, 2006, we had outstanding option contracts on heating oil to minimize our exposures to fluctuations in the price of diesel fuel and option contracts on natural gas to minimize our exposures to fluctuations in the price of natural gas, used for manufacturing and heating purposes. The fair value of these contracts as of that date was immaterial and, therefore, the potential loss in fair values, earnings or cash flows from a 10% shift in prices of heating oil or natural gas is immaterial.

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
PART II – OTHER INFORMATION
Item 4 – Submission of Matters to Security Holders
     [None]
Item 6 — Exhibits

Exhibit 10.01:	ADI Holding Company Agreement and Plan of Merger.

Exhibit 31.01:	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02:	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISHER SCIENTIFIC INTERNATIONAL INC.
/s/ Kevin P. Clark
Kevin P. Clark
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 2, 2006