Form 10-Q
period 2006-06-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2006-07-26
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

The number of shares of Common Stock outstanding at July 24, 2006 was 124,418,449.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act):  Yes ☐     No ☑

FISHER SCIENTIFIC INTERNATIONAL INC.

FORM 10-Q
For the Quarter Ended June 30, 2006

PART I — FINANCIAL INFORMATION

Item 1 —	Financial Statements

FISHER SCIENTIFIC INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$1,465.8	$1,343.1	$2,878.2	$2,649.9
Cost of sales	925.1	870.5	1,823.7	1,735.4
Selling, general and administrative expenses	361.9	299.7	703.0	597.6
Restructuring expense	3.7	4.9	4.1	13.2

Operating income	175.1	168.0	347.4	303.7
Interest expense	32.8	27.6	61.9	58.2
Other (income) expense, net	(3.8)	28.8	(6.5)	27.8

Income from continuing operations before income taxes	146.1	111.6	292.0	217.7
Income tax provision	24.7	26.0	64.4	56.1

Income from continuing operations	121.4	85.6	227.6	161.6
Income (loss) from discontinued operations, including gain on disposal of $16.7, net of tax for the three and six month periods ended June 30, 2005	0.6	15.8	(2.4)	16.8

Net income	$122.0	$101.4	$225.2	$178.4

Earnings per share:
Basic net income per common share:
Income from continuing operations	$0.97	$0.71	$1.83	$1.34
Income (loss) from discontinued operations	0.01	0.13	(0.02)	0.14

Net income	$0.98	$0.84	$1.81	$1.48

Diluted net income per common share:
Income from continuing operations	$0.92	$0.67	$1.74	$1.28
Income (loss) from discontinued operations	0.01	0.13	(0.02)	0.13

Net income	$0.93	$0.80	$1.72	$1.41

Weighted average common shares outstanding:
Basic	124.3	121.0	124.1	120.3

Diluted	131.8	127.0	131.1	126.5

See accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEET
(In millions, except per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$152.5	$407.2
Accounts receivable, net	768.9	679.4
Inventories	648.4	589.0
Other current assets	270.6	276.2
Assets held for sale	41.7	39.5

Total current assets	1,882.1	1,991.3
Property, plant and equipment, net	832.4	788.2
Goodwill	4,101.6	3,769.8
Intangible assets, net	1,733.3	1,569.1
Other assets	303.9	268.1
Assets held for sale	54.9	59.2

Total assets	$8,908.2	$8,445.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$44.4	$74.5
Accounts payable	494.7	479.9
Accrued and other current liabilities	439.9	429.5
Liabilities held for sale	29.2	30.9

Total current liabilities	1,008.2	1,014.8
Long-term debt	2,120.3	2,135.4
Other long-term liabilities	1,045.5	983.0
Liabilities held for sale	8.2	8.2

Total liabilities	4,182.2	4,141.4

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 124,671,306 and 123,656,538 shares issued; 124,416,783 and 123,401,563 shares outstanding at June 30, 2006 and December 31, 2005, respectively)	1.2	1.2
Capital in excess of par value	4,267.7	4,191.9
Retained earnings	354.2	129.0
Accumulated other comprehensive income (loss)	106.9	(13.8)
Treasury stock, at cost (254,523 shares at June 30, 2006 and 254,975 shares at December 31, 2005)	(4.0)	(4.0)

Total stockholders’ equity	4,726.0	4,304.3

Total liabilities and stockholders’ equity	$8,908.2	$8,445.7

See accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net income	$225.2	$178.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63.5	60.6
Amortization of intangible assets	33.0	24.8
Amortization, other	8.5	8.2
Redemption premiums and deferred financing fees	—	37.3
Write off of debt premium	—	(6.0)
Stock-based compensation expense	26.1	—
Deferred income taxes	12.2	27.6
Restructuring expense	—	1.1
Other noncash items	(0.9)	—
Gain on sale of business and investments	—	(25.5)
Loss on sale of property and impairment of property, plant and equipment	3.3	7.1
Changes in working capital
Accounts receivable, net	(53.8)	(74.9)
Inventories	(35.6)	(5.6)
Other current assets	1.2	(5.1)
Accounts payable	3.3	18.1
Accrued and other current liabilities	(15.0)	(24.9)
Other assets and liabilities	(23.6)	(3.1)

Cash provided by operating activities	247.4	218.1

Cash flows from investing activities:
Acquisitions, net of cash acquired	(441.7)	(5.8)
Capital expenditures	(79.5)	(72.4)
Proceeds from sale of a business	—	109.5
Proceeds from sale of property, plant and equipment	—	8.6
Other	(17.3)	(1.0)

Cash (used in) provided by investing activities	(538.5)	38.9

Cash flows from financing activities:
Proceeds from stock options exercised and stock purchase plan	38.0	98.6
Tax benefit of stock options	24.0	—
Debt payments	(52.5)	(319.7)
Proceeds from revolving credit facility	594.5	51.6
Revolving credit facility payments	(588.5)	(51.6)
Debt redemption premium and other costs	—	(32.6)
Deferred financing costs	—	(0.4)

Cash (used in) provided by financing activities	15.5	(254.1)

Effect of exchange rate changes on cash and cash equivalents	20.9	(10.2)

Net change in cash and cash equivalents	(254.7)	(7.3)
Cash and cash equivalents — beginning of period	407.2	162.5

Cash and cash equivalents — end of period	$152.5	$155.2

See accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

					Shares to		Accumulated
			Capital in	Shares	be		Other	Treasury Stock,
	Common Stock		Excess of	Deposited	Distributed	Retained	Comprehensive	at Cost
	Shares	Amount	Par Value	in Trust	from Trust	Earnings	Income (Loss)	Shares	Amount	Total

Balance at January 1, 2006	123,656,538	$1.2	$4,191.9	$(16.9)	$16.9	$129.0	$(13.8)	254,975	$(4.0)	$4,304.3
Net income	—	—	—	—	—	225.2	—	—	—	225.2
Foreign currency translation adjustment	—	—	—	—	—	—	121.8	—	—	121.8
Unrealized investment losses, net of tax	—	—	—	—	—	—	(1.3)	—	—	(1.3)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	—	0.2	—	—	0.2
Proceeds from stock options and other	1,014,316	—	38.0	—	—	—	—	—	—	38.0
Tax benefit from stock options	—	—	11.7	—	—	—	—	—	—	11.7
Stock-based compensation expense	—	—	26.1	—	—	—	—	—	—	26.1
Trust activity	452	—	—	1.3	(1.3)	—	—	(452)	—	—

Balance at June 30, 2006	124,671,306	$1.2	$4,267.7	$(15.6)	$15.6	$354.2	$106.9	254,523	$(4.0)	$4,726.0

See accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Nature of Operations

Fisher Scientific International Inc. (“Fisher”, the “Company”, “our” or “we”) was founded in 1902 and was incorporated as a Delaware corporation in 1991. The Company’s operations are conducted throughout North and South America, Europe, Asia, Australia and Africa directly or through one or more subsidiaries, joint ventures, agents, or dealers. The Company’s operations are organized into two business segments: scientific products and services, and healthcare products and services. In March 2006, the Company committed to a plan to dispose of the laboratory workstations business. Accordingly, the results of this business are presented as discontinued operations herein. This business had previously been reported as our laboratory workstations segment.

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

On May 8, 2006, Thermo Electron Corporation (“Thermo”) and Fisher, announced that they and Trumpet Merger Corporation, a wholly owned subsidiary of Thermo (“Merger Sub”), had entered into an Agreement and Plan of Merger, dated as of May 7, 2006 (the “Merger Agreement”), pursuant to which Merger Sub would merge (the “Merger”) with and into Fisher, with Fisher surviving as a wholly owned subsidiary of Thermo. The accompanying consolidated financial statements have been prepared assuming the Company continues on a stand-alone basis and do not reflect any adjustments or disclosures that may be required upon consummation of the merger. Refer to the registration statement on Form S-4, Amendment 2, filed by Thermo on July 21, 2006 with the Securities and Exchange Commission (“SEC”), for a more complete description of the merger and related agreements. The merger is expected to close during the fourth quarter of 2006.

Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, upon the completion of the Merger each holder of Fisher common stock will have the right to receive, for each such share of Fisher common stock, 2.0 shares of Thermo common stock. Based on Thermo’s closing NYSE stock price of $39.45 per share on May 5, 2006, the transaction is valued at $78.90 per Fisher share, for an aggregate equity value of approximately $10.6 billion. Fisher stock options and other equity awards will convert upon completion of the Merger into stock options and equity awards with respect to Thermo common stock, after giving effect to the exchange ratio.

The Merger Agreement contains customary representations, warranties and covenants of Fisher and Thermo, including, among others, covenants (i) to conduct their respective businesses in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period. The board of directors of each company has adopted a

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resolution recommending the requisite approval for the Merger by its respective stockholders, and each party has agreed to hold a stockholder meeting to put these matters before its stockholders for their consideration. Each party has also agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions or an agreement concerning or provide confidential information in connection with any proposals for alternative business combination transactions.

Consummation of the Merger is subject to customary conditions, including (i) requisite approvals of the holders of Fisher and Thermo common stock, (ii) receipt of regulatory approvals, and (iii) the absence of any law or order prohibiting the closing. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) subject to an overall material adverse effect qualification, the accuracy of the representations and warranties of the other party, (ii) material compliance of the other party with its covenants and (iii) the delivery of customary opinions from counsel to Fisher and counsel to Thermo that the merger will qualify as a tax-free reorganization for U.S. federal income tax purposes.

Under the Merger Agreement, upon completion of the Merger, Marijn E. Dekkers, president and chief executive officer of Thermo, will become president and chief executive officer of the combined company, and Paul M. Meister, vice chairman of the board for Fisher, will become chairman of the board of the combined company. The combined company’s board of directors will be comprised of eight members, with five nominated by Thermo and three nominated by Fisher.

The Merger Agreement contains certain termination rights for both Thermo and Fisher and further provides that, upon termination of the Merger Agreement under specified circumstances, Fisher may be required to pay Thermo a termination fee of $300 million or Thermo may be required to pay Fisher a termination fee of $200 million.

Note 2 — Basis of Presentation

The financial statements included herein have been prepared by Fisher, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading when read in conjunction with the financial statements, footnotes and related disclosures included in the Company’s Current Report on Form 8-K filed on May 11, 2006 to reflect the account balances and activities of the laboratory workstations business as a discontinued operation.

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

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Stock-Based Compensation

Summary of stock-based compensation plans

Under the Company’s 2005 Equity and Incentive Plan (the “2005 Plan”), the Company may grant up to 7,250,000 shares of common stock in the form of incentive stock options, non-qualified stock options, and other stock-based awards, including but not limited to restricted stock, restricted stock units, dividend equivalents, performance units, stock appreciation rights (payable in shares) and other long-term stock-based or cash-based awards. Awards other than options, which are settled in stock, are counted against the foregoing share limit as 1.8 shares for every one share actually issued in connection with such an award. The aggregate awards granted during any fiscal year to any single individual who is likely to be a “covered employee” as defined under Code Section 162(m) shall not exceed (i) 1,000,000 shares subject to stock options or stock appreciation rights and (ii) 500,000 shares subject to restricted stock or other stock-based awards (other than stock appreciation rights). Options granted have a term of 10 years and generally vest over three years. The exercise price of any option granted may not be less than the fair market value of the common stock on the date of grant. During the second quarter of 2006, the Company granted 10,900 compensatory performance-based restricted stock units under the 2005 Equity and Incentive Plan, which generally cliff vest in January 2009 if performance targets are achieved. Successful achievement of these targets is determined by the Compensation Committee of the Board of Directors. As of June 30, 2006, there were 1,011,938 restricted stock units and 2,103,410 options outstanding under the 2005 Plan. As of June 30, 2006, there were 3,278,294 shares available for future grant.

Upon the adoption of the 2005 Plan, the Company ceased granting awards under the 2003 Equity and Incentive Plan (the “2003 Plan”). As of June 30, 2006, there were 1,950,796 options outstanding under the 2003 Plan. Awards under the 2003 plan were authorized to be made in the form of incentive stock options, non-qualified stock options, or other stock-based awards, including, but not limited to restricted stock units or dividend payments. Options granted have a term of five or 10 years and generally vest over three years. The exercise price of any option granted may not be less than the fair market value of the common stock on the date of the grant.

Upon the adoption of the 2005 Plan, the Company ceased granting awards under the 2001 Equity and Incentive Plan (the “2001 Plan”). As of June 30, 2006, there were 4,316,868 shares outstanding under the 2001 Plan. Awards under the 2001 Plan were authorized to be made in the form of incentive stock options, non-qualified stock options, other stock-based awards, including but not limited to restricted stock units or dividend payments. Options granted have a term of five or 10 years and generally vest over three years. The exercise price of any option may not be granted at less than the fair market value of the common stock on the date of the grant.

Upon adoption of the 2001 Plan, the Company ceased granting awards under the 1998 Equity and Incentive Plan (the “1998 Plan”). As of June 30, 2006, there were 1,127,125 shares outstanding under the 1998 Plan. Awards under the 1998 Plan were authorized to be made in the form of options (whether incentive or otherwise), stock appreciation rights, restricted stock, dividend equivalents and other stock-based awards. Options granted under the 1998 Plan have a term of 10 years and generally vest either over a three- to five-year period in equal installments, or in one installment nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or other factors. The Company also granted options to purchase 758,333 shares of common stock having a 10-year term and vesting five to nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or unless “put” to the Company by the executive or called by the Company in accordance with the terms of the respective grant agreements. The total put and/or call rights are limited to $10.0 million plus interest and are recorded in other liabilities.

Under the terms of the Apogent merger agreement, each outstanding option to purchase shares of Apogent common stock became fully vested and assumed by Fisher. As of June 30, 2006, there were 821,879 options outstanding from the former Apogent awards.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in accounting for stock-based compensation plans

Prior to January 1, 2006, the Company had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. On January 1, 2006, the Company adopted FAS No. 123R, “Share-Based Payment,” (“FAS 123R”) using the modified prospective method, which results in the provisions of FAS 123R being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. FAS 123R requires companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model and the grant date fair value of restricted stock is based on intrinsic value. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the Company recorded the impact of forfeitures as they occurred.

Stock-based employee compensation expense was $11.8 million and $26.1 million, before tax, for the three and six months ending June 30, 2006. The Company recognized the full impact of its equity incentive plans in the consolidated statement of operations for the three and six months ended June 30, 2006 under FAS 123R and did not capitalize any such costs on the consolidated balance sheets. The following table presents stock-based compensation expense included in the Company’s consolidated statement of operations (in millions):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006

Cost of sales	$0.1	$0.2
Selling, general and administrative	11.7	25.9

Stock-based compensation expense before tax	11.8	26.1
Less: income tax benefit	(4.2)	(9.3)

Net stock-based compensation expense	$7.6	$16.8

The net impact of the adoption of FAS 123R on financial results for the three and six months ended June 30, 2006 is as follows (in millions, except for per share data):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006

Income from continuing operations before income taxes	$11.8	$26.1
Income from continuing operations	$7.6	$16.8
Net income	$7.6	$16.8
Cash flows from operating activities	$7.6	$16.8
Cash flows from financing activities	$13.8	$24.0
Basic earnings per share	$0.06	$0.13
Diluted earnings per share	$0.06	$0.13

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had previously adopted the provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee awards.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005

Net income, as reported	$101.4	$178.4
Add: stock-based employee compensation included in net income, net of tax,(a)	1.2	1.7
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(6.9)	(11.8)

Net income, pro forma	$95.7	$168.3

Net income per common share
As reported:
Basic	$0.84	$1.48

Diluted	$0.80	$1.41

Pro forma:
Basic	$0.79	$1.40

Diluted	$0.75	$1.33

(a)	Stock- based compensation expense for the three and six month periods ended June 30, 2005 includes approximately $0.7 million of expense associated with the accelerated vesting of approximately 42,000 employee options in connection with the Company’s sale of Atos Medical Holding AB.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The fair values of options granted during the three and six month periods ended June 30, 2006 and 2005 were calculated using the following weighted-average assumptions:

	2006	2005

Expected stock price volatility	34%	36%
Risk free interest rate	4.9%	3.9%
Expected life of options	4.7 years	5.0 years
Expected annual dividends	—	—

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the options.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from December 31, 2005 through June 30, 2006:

		Weighted
	Stock	Average
	Options	Exercise Price
	(Options in thousands)

Outstanding at January 1, 2006	11,469	$43.01
Granted	80	73.73
Exercised	(1,007)	37.16
Canceled/expired/forfeited	(222)	62.70

Outstanding at June 30, 2006	10,320	$43.40

Exercisable at June 30, 2006	7,608	$37.22

The following table summarizes information related to the Company’s options at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted	Weighted Average
	Number	Remaining	Average	Number	Average	Remaining
	Outstanding	Contractual Life	Exercise	Exercisable	Exercise	Exercisable Life
Range of Exercise Price	(in 000’s)	(in Years)	Price	(in 000’s)	Price	(in Years)

$ 9.00 - $13.00	760	1.6	$9.50	760	$9.50	1.6
13.01 - 17.00	3	2.3	14.16	3	14.16	2.3
17.01 - 21.00	82	2.6	18.23	82	18.23	2.6
21.01 - 25.00	797	4.7	23.97	797	23.97	4.7
25.01 - 29.00	1,462	5.7	28.45	1,462	28.45	5.7
29.01 - 33.00	602	5.2	30.19	602	30.19	5.2
33.01 - 37.00	143	2.8	34.87	142	34.87	2.8
37.01 - 41.00	1,618	2.8	39.19	1,514	39.21	2.5
41.01 - 45.00	429	5.7	44.40	360	44.41	5.4
45.01 - 49.00	80	6.8	47.86	77	47.93	6.8
49.01 - 54.00	65	7.7	53.45	43	53.47	7.7
54.01 - 59.00	736	8.2	56.72	229	56.29	8.0
59.01 - 64.00	1,765	8.7	61.29	889	61.33	8.7
64.01 - 69.00	1,698	9.1	64.59	648	64.60	9.1
69.01 - 74.00	80	9.8	73.73	—	—	—

	10,320			7,608

The total cash received from employees as a result of employee stock option exercises during the six month period ended June 30, 2006 was approximately $37.4 million. In connection with these exercises, the tax benefits realized by the Company for the six month period ended June 30, 2006 was approximately $11.7 million.

As of June 30, 2006, the aggregate intrinsic value of fully vested and exercisable options is $272.6 million, representing the total pretax intrinsic value, based on the Company’s closing common stock price of $73.05 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information related to the Company’s non-vested restricted stock units as of June 30, 2006:

	Restricted Stock	Weighted Average
	Units	Grant-Date
Non-Vested Restricted Stock Units	(in 000’s)	Fair Value

Non-vested at January 1, 2006	3.0	$64.48
Granted	1,030.6	66.07
Forfeited	(21.6)	65.51

Non-vested at June 30, 2006	1,012.0	$66.07

As of June 30, 2006, there was $78.5 million of total pretax unrecognized compensation cost related to non-vested options and restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

The weighted average grant date fair value for options granted during both the three and six month periods ended June 30, 2006 was $27.50. The weighted average grant date fair value for options granted during the three and six month periods ended June 30, 2005 was $20.72 and $23.07, respectively. The total intrinsic value of options exercised during the six month period ended June 30, 2006 and 2005 was $32.4 million and $93.3 million, respectively. The total fair value of options vested during the three and six month periods ended June 30, 2006 and 2005 was $1.8 million and $28.9 million, and $2.8 million and $13.7 million, respectively.

Note 4 —	Discontinued Operations

In March 2006, the Company committed to a plan to dispose of the Company’s laboratory workstations business as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Therefore, the laboratory workstations business is presented as discontinued operations herein. This business had previously been reported as our laboratory workstations segment.

The following table presents balance sheet information pertaining to the laboratory workstations business, which are classified as assets and liabilities held for sale (in millions):

	June 30,	December 31,
	2006	2005

Accounts receivable, net	$19.9	$17.6
Inventories	16.8	16.6
Other current assets	5.0	5.3

Total current assets	41.7	39.5
Property, plant, and equipment	40.3	43.1
Other assets	14.6	16.1

Total assets	$96.6	$98.7

Accounts payable	16.3	21.2
Accrued and other current liabilities	12.9	9.7

Total current liabilities	29.2	30.9
Other liabilities	8.2	8.2

Total liabilities	$37.4	$39.1

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized statement of operations data for the three and six month periods ended June 30, 2006 and 2005 for the discontinued laboratory workstations business is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$46.6	$48.2	$84.0	$92.6
Income (loss) before income taxes	0.9	(0.3)	(3.8)	(0.2)
(Provision) benefit for income taxes	(0.3)	0.1	1.4	0.1
Income (loss) from discontinued operations, net of tax	0.6	(0.2)	(2.4)	(0.1)

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

Summarized statement of operations data of Atos excluding the gain on disposal for the three and six month periods ended June 30, 2005 for the discontinued operation is as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net sales	$—	$10.4
Income (loss) before income taxes	(0.7)	0.4
Provision for income taxes	—	0.2
Income (loss) from discontinued operations, net of tax	(0.7)	0.2

Note 5 —	Business Combinations

During the three month period ending March 31, 2006, the Company completed two acquisitions, TC Tech Corporation and Precision Lab Products, LLC, for an aggregate purchase price of approximately $27 million.

On April 18, 2006, the Company completed its acquisition of Athena Diagnostics, Inc. (“Athena”), for approximately $285 million in cash, net of cash acquired. Athena is a developer and provider of proprietary molecular diagnostic and immunodiagnostic tests. The results of operations of Athena have been included in the Company’s Healthcare Products and Services segment from the date of acquisition.

On May 1, 2006, the Company completed its acquisition of Clintrak Pharmaceutical Services, LLC (“Clintrak”), a provider of clinical trial label generation and supply chain management services, for approximately $124 million in cash. In a separate transaction, the Company acquired land and a building utilized in Clintrak’s operations. The results of operations of Clintrak have been included in the Company’s Scientific Products and Services segment from the date of acquisition.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Inventories

The following is a summary of inventories by major category (in millions):

	June 30,	December 31,
	2006	2005

Raw materials	$166.3	$138.1
Work in process	70.9	71.7
Finished products	411.2	379.2

Total	$648.4	$589.0

Note 7 — Goodwill and Other Intangible Assets

During the six months ended June 30, 2006, the Company acquired TC Tech, Precision Lab Products LLC, Athena and Clintrak (see Note 5). The preliminary purchase price allocation pursuant to these acquisitions resulted in goodwill of $274.8 million, and other intangible assets of $176.6 million.

Total goodwill by segment is as follows (in millions):

	June 30,	December 31,
	2006	2005

Scientific products and services	$2,841.2	$2,708.3
Healthcare products and services	1,260.4	1,061.5

	$4,101.6	$3,769.8

Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives, with periods ranging from 1-25 years. The following is a summary of other intangible assets subject to amortization (in millions):

	Weighted
	Average	June 30, 2006		December 31, 2005
	Amortization	Net		Net
	Period	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Customer relationships	19.0	$338.7	$54.1	$296.4	$41.0
Non-compete agreements	6.5	2.3	12.3	1.7	12.1
Patents and tradenames	14.1	13.6	7.4	13.3	6.3
Developed technology	8.6	284.2	55.3	181.3	39.8
Supplier arrangements	9.2	15.7	6.0	16.5	4.8
Other amortizable intangible assets	13.1	13.4	14.5	24.7	11.1

Total other intangible assets subject to amortization	13.6	$667.9	$149.6	$533.9	$115.1

Indefinite-lived intangible assets		1,065.4		1,035.2

Total other intangible assets		$1,733.3		$1,569.1

For the three and six month periods ended June 30, 2006, the Company recorded amortization expense of $18.6 million and $33.0 million, respectively, related to its intangible assets subject to amortization. For the three and six month periods ended June 30, 2005, the Company recorded amortization expense of $12.1 million and $24.8 million, respectively, related to its intangible assets subject to amortization.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated annual amortization for each of the five succeeding years and thereafter is as follows (in millions):

For the Year Ended December 31,

2006(a)	$34.3
2007	$68.7
2008	$73.0
2009	$69.0
2010	$65.1
Thereafter	$357.8

(a)	Amount represents estimated amortization expense for the remaining six months ended December 31, 2006.

Note 8 — Debt

The following is a summary of debt obligations as of June 30, 2006 and December 31, 2005 (in millions):

	June 30,	December 31,
	2006	2005

Revolver	$6.0	$—
Term Facility	367.0	381.2
2.50% Convertible Senior Notes due 2023, convertible at $47.46 per share	300.0	300.0
Floating Rate Convertible Senior Debentures due 2033, convertible at $59.09 per share	344.6	344.6
3.25% Convertible Senior Subordinated Notes due 2024, convertible at $80.40 per share	330.0	330.0
6 3/4% Senior Subordinated Notes due 2014	300.0	300.0
6 1/8% Senior Subordinated Notes due 2015 (includes $2.5 million and $2.6 million of unamortized debt discount at June 30, 2006 and December 31, 2005, respectively)	497.5	497.4
Other debt	19.6	56.7

Total debt	2,164.7	2,209.9
Less: short-term portion	(44.4)	(74.5)

Total long-term debt	$2,120.3	$2,135.4

For the three and six month periods ended June 30, 2006, the weighted average interest rates for the Term Facility were 5.56% and 5.36%, and for the Floating Rate Convertible Senior Debentures were 3.73% and 3.52%, respectively.

The Company has $800 million of commitments under a revolving credit facility, of which $764.1 million was available as of June 30, 2006. As of June 30, 2006, approximately $29.9 million of the revolving credit facility was utilized for letters of credit outstanding and $6.0 million of borrowings were outstanding under the revolving credit facility.

On February 4, 2005, the Company amended its existing $225 million receivables securitization facility, extending the facility’s maturity date to February 2008. The effective funded interest rate on the amended receivables securitization is a commercial paper rate plus a usage fee of 60 basis points. The unfunded annual commitment fee is 30 basis points. The amount that can be drawn under this facility is a function of eligible receivables and reserve requirements. At June 30, 2006, $225 million was available to be drawn under this facility, of which there was none drawn at that date.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Equity

On March 15, 2005, the Board of Directors authorized a $300.0 million share repurchase program that expires on March 15, 2007. The program authorizes management, at its discretion, to repurchase shares from time to time on the open market or in privately negotiated transactions subject to market conditions and other factors. As of June 30, 2006, no shares have been repurchased under this program.

Comprehensive income is net income, plus certain other items that are recorded directly to stockholders’ equity. Comprehensive income was $345.9 million and $79.7 million for the six month periods ended June 30, 2006 and 2005, respectively. Foreign currency translation adjustments and unrealized gains and losses on short-term investments and cash-flow hedges are applied to net income to calculate the Company’s comprehensive income, with the predominant component being foreign currency translation adjustments.

Note 10 —	Employee Benefit Plans

The Company has defined benefit pension plans available to substantially all employees that are either fully paid for by the Company or provide for mandatory employee contributions as a condition of participation. The Company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. No contributions to the pension plans were required by the Company during the three and six month periods ended June 30, 2006 and 2005. The Company also maintains a supplemental nonqualified executive retirement program (“SERP”) for certain of its executives. The Company has set aside funds in a rabbi trust for this program. During the second quarter of 2006 the Company funded $10.0 million into the trust. Approximately 1,300 employees of the laboratory workstations business, which is reflected as a discontinued operation in the accompanying financial statements, participate in the Company’s pension plans.

The net periodic pension benefit, SERP and other postretirement benefits include the following components for the three and six month periods ended June 30, 2006 and 2005, respectively (in millions):

	Three Months Ended June 30,
					Other
					Postretirement
	Pension Benefits		SERP Benefits		Benefits
	2006	2005	2006	2005	2006	2005

Components of net periodic benefit (income) cost
Service cost	$3.7	$5.4	$0.7	$0.6	$0.1	$—
Interest cost	8.1	7.9	0.9	0.7	0.4	0.4
Expected return on plan assets	(9.9)	(9.7)	—	—	—	—
Amortization of unrecognized net (gain) loss	0.8	(0.1)	0.4	0.1	(0.4)	—
Amortization of unrecognized prior service (benefit) cost	—	(0.2)	0.4	0.4	(0.4)	(0.3)
Recognized net actuarial loss	0.6	0.8	—	—	—	(0.5)
Settlement/curtailment (gain) loss	(1.7)	1.0	—	0.1	—	—

Net periodic benefit (income) cost	$1.6	$5.1	$2.4	$1.9	$(0.3)	$(0.4)

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,
					Other
					Postretirement
	Pension Benefits		SERP Benefits		Benefits
	2006	2005	2006	2005	2006	2005

Components of net periodic benefit (income) cost
Service cost	$8.9	$10.6	$1.4	$1.3	$0.2	$0.1
Interest cost	16.0	15.6	1.7	1.4	0.8	0.9
Expected return on plan assets	(19.7)	(19.5)	—	—	—	—
Amortization of unrecognized net (gain) loss	1.7	(0.3)	0.5	0.3	(0.9)	—
Amortization of unrecognized prior service (benefit) cost	—	(0.3)	0.8	0.8	(0.8)	(0.7)
Recognized net actuarial (gain) loss	1.1	2.0	—	—	—	(0.9)
Settlement/curtailment (gain) loss	(0.6)	1.4	—	0.1	—	—

Net periodic benefit (income) cost	$7.4	$9.5	$4.4	$3.9	$(0.7)	$(0.6)

The Company expects to make contributions of approximately $35.0 million to the plans in 2006, of which $14.0 million was funded to international plans during the first quarter of 2006. The Company continues to monitor financial markets and other factors that may impact plan asset and liability balances. Such factors may influence the Company’s decisions regarding additional contributions.

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

The following table sets forth basic and diluted earnings per share computational data for the three and six month periods ended June 30, 2006 and 2005, respectively (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Weighted average common shares outstanding used in computing basic net income per common share	124.3	121.0	124.1	120.3
Dilutive securities:
Stock options, restricted stock units and warrants(a)	4.3	4.5	4.1	4.6
Convertible notes	3.2	1.5	2.9	1.6

Weighted average common shares outstanding used in computing diluted net income per common share	131.8	127.0	131.1	126.5

Basic net income per common share	$0.98	$0.84	$1.81	$1.48

Diluted net income per common share	$0.93	$0.80	$1.72	$1.41

(a)	The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three and six month periods ended June 30, 2006 was 0.3 million and 1.2 million, respectively, and for the three and six month periods ended June 30, 2005 was 1.3 million and 1.5 million, respectively.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2004, the Company implemented restructuring plans focused on the integration of certain international operations and the streamlining of domestic operations (“2004 Plan”). This plan included the consolidation of office, warehouse, and manufacturing facilities. The Company had also established restructuring plans in prior periods (“Pre 2004 Plans”) under which the Company has remaining obligations primarily associated with lease-related activities. In addition, the Company has established 2006 restructuring initiatives to reduce costs and redundancies, principally through headcount and consolidation of facilities (“2006 Plans”).

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the recorded accruals and associated activity related to the restructuring plans for continuing operations (in millions):

	December 31,	2006	2006	June 30,
	2005	Charges	Payments	2006

2006 Plans	$—	$3.4	$(0.3)	$3.1
2004 Plan	5.3	0.7	(3.8)	2.2
Pre 2004 Plans	0.7	—	(0.3)	0.4

Total restructuring	$6.0	$4.1	$(4.4)	$5.7

Restructuring activities for discontinued operations include charges in 2006 of $0.5 million. Included in liabilities held for sale are $0.1 million of liabilities related to these activities.

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

The Company is currently involved in various stages of investigation and remediation related to environmental matters. The Company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The Company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. The Company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters were $33.2 million and $32.6 million at June 30, 2006 and December 31, 2005, respectively including $2.6 million pertaining to the lab workstations business at June 30, 2006 and December 31, 2005. Based on current information, the expected remediation costs are not material individually or in the aggregate. The Company may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the Company’s operations, which could have a material adverse effect on the Company’s financial position, results of operations or cash flow.

Note 14 —	Segment Information

The Company reports financial results on the basis of two reportable segments: scientific products and services, and healthcare products and services. In March 2006, the Company committed to a plan to dispose of its laboratory workstations business. Accordingly, the results of this business are presented as discontinued operations herein. This business had previously been reported as the laboratory workstations segment. Segment financial performance is evaluated based upon operating income excluding items such as restructuring expense, costs associated with acquisitions, integration and other costs and equity-based compensation expense.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected segment financial information for the three and six month periods ended June 30, 2006 and 2005 is presented below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Sales:
Scientific products and services	$1,126.0	$1,030.4	$2,202.9	$2,014.2
Healthcare products and services	356.4	326.2	709.9	662.9
Eliminations	(16.6)	(13.5)	(34.6)	(27.2)

Net Sales	$1,465.8	$1,343.1	$2,878.2	$2,649.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating income:
Scientific products and services	$162.1	$142.2	$302.6	$271.6
Healthcare products and services	51.9	41.6	99.5	84.6
Eliminations	(0.1)	0.1	(0.1)	(0.1)

Segment sub-total	213.9	183.9	402.0	356.1
Other charges:
Restructuring expense	(3.7)	(4.9)	(4.1)	(13.2)
Acquisition, integration and other costs	(21.2)	(8.0)	(22.1)	(19.1)
Equity-based compensation expense	(11.8)	—	(26.1)	—
Inventory step-up	(2.1)	(3.0)	(2.3)	(20.1)

Operating income	$175.1	$168.0	$347.4	$303.7

For the three month period ended June 30, 2006, the Company recorded restructuring costs of $3.7 million, the amortization of the step-up of inventory to the acquired fair value related to the Company’s acquisitions of $2.1 million, stock compensation expense of $11.8 million, and acquisition, integration and other costs of $21.2 million, including $18.0 million of costs associated with the previously announced Thermo merger. For the six month period ended June 30, 2006, the Company recorded restructuring costs of $4.1 million, the amortization of step-up of inventory to the acquired fair value related to the Company’s acquisitions of $2.3 million, stock compensation expense of $26.1 million and acquisition, integration and other costs of $22.1 million, including $18.0 million of costs associated with the previously announced Thermo merger.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Income Tax

A reconciliation of income tax provision at the U.S. statutory rate to the recorded income tax provision is as follows for the three and six month periods ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,
	2006	%	2005	%

Taxes computed at statutory rate	$51.1	35.0%	$39.1	35.0%
Foreign tax rate differential and foreign losses not tax benefited	(13.1)	(9.0)%	(9.4)	(8.4)%
State income taxes, net of federal benefit	3.2	2.2%	3.3	3.0%
Export sales benefit	(0.7)	(0.5)%	(1.3)	(1.2)%
Nondeductible permanent items, net	0.4	0.2%	0.3	0.3%
Foreign tax credits benefited	(0.2)	(0.1)%	—	0.0%
Valuation allowances	(13.3)	(9.0)%	—	0.0%
Other	(2.7)	(1.9)%	(6.0)	(5.4)%

Income tax provision	$24.7	16.9%	$26.0	23.3%

	Six Months Ended June 30,
	2006	%	2005	%

Taxes computed at statutory rate	$102.2	35.0%	$76.2	35.0%
Foreign tax rate differential and foreign losses not tax benefited	(25.7)	(8.8)%	(18.8)	(8.6)%
State income taxes, net of federal benefit	5.9	2.0%	6.1	2.8%
Export sales benefit	(1.4)	(0.5)%	(2.1)	(1.0)%
Nondeductible permanent items, net	0.8	0.3%	1.0	0.5%
Foreign tax credits benefited	(0.5)	(0.2)%	—	0.0%
Valuation allowances	(13.3)	(4.5)%	—	0.0%
Other	(3.6)	(1.2)%	(6.3)	(2.9)%

Income tax provision	$64.4	22.1%	$56.1	25.8%

Note 16 —	Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-Q may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to be correct. Certain factors that might cause such a difference include those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Factors Regarding Forward-Looking Statements” contained in our current report on Form 8-K filed on May 11, 2006. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in the report might not occur.

Results of Operations

The proposed merger between Fisher and Thermo, described in the registration statement on Form S-4, as filed by Thermo on June 8, 2006 and amended on July 21, 2006, with the SEC, if completed, will have material effects on the forward-looking statements with respect to revenues, earnings, performance, strategies, prospects, and other aspects of the Company’s business. Investors are urged to read the registration statement and any other relevant documents filed with the SEC, including the joint proxy statement/prospectus that are part of the registration statement, because they contain important information about the proposed transaction. In addition, refer to Liquidity and Capital Resources. The merger is expected to be completed in the fourth quarter of 2006.

Executive Overview

Results in the second quarter of 2006 included net sales of $1.5 billion, operating income of $175 million and diluted earnings per share of 93 cents. Our financial results reflect acquisitions and organic revenue growth in both our scientific products and services, and healthcare products and services segments. Organic revenue growth was driven by strong results across all core customer segments, partially offset by the ongoing year over year decline in sales of safety related products. Growth was also a result of strong international sales fueled by customer specific initiatives with life-science and academic customers.

In March 2006, we committed to a plan to dispose of the laboratory workstations business. Accordingly, the results of this business are presented as discontinued operations. This business was previously reported as our laboratory workstations segment.

Sales

The following table presents net sales and sales growth by reportable segment for the three and six month periods ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,
	2006		2005
	Net	Sales	Net	Sales
	Sales	Growth	Sales	Growth

Scientific products and services	$1,126.0	9.3%	$1,030.4	30.3%
Healthcare products and services	356.4	9.3%	326.2	48.7%
Eliminations	(16.6)		(13.5)

Total	$1,465.8	9.1%	$1,343.1	33.4%

	Six Months Ended June 30,
	2006		2005
	Net	Sales	Net	Sales
	Sales	Growth	Sales	Growth

Scientific products and services	$2,202.9	9.4%	$2,014.2	31.4%
Healthcare products and services	709.9	7.1%	662.9	48.3%
Eliminations	(34.6)		(27.2)

Total	$2,878.2	8.6%	$2,649.9	34.3%

Consolidated.  Net sales of $1,465.8 million and $2,878.2 million for the three and six month periods ended June 30, 2006, reflect a growth rate of 9.1% and 8.6% over the comparative periods in the prior year. Acquisitions accounted for 4.8% and 4.1% of the growth for the three and six month periods, respectively. Foreign exchange favorably impacted sales growth for the three month period by 0.2% and unfavorably impacted sale growth for the six month period by 0.7%. Organic net sales growth excluding the impact of foreign exchange translation was driven by strength in both our scientific products and services and healthcare products and services segments. Organic net sales growth, excluding the translation effect of foreign exchange, was 4.1% and 5.2% for the three and six month periods ended June 30, 2006. Organic growth excluding safety-related products and the translation effect of foreign exchange was 6.3% and 7.3% for the three and six month periods ended June 30, 2006.

Scientific Products and Services.  Net sales of $1,126.0 million and $2,202.9 million for the three and six month periods ended June 30, 2006, represent organic sales growth, excluding the translation effect of foreign exchange, of 4.0% and 5.5%, respectively. Organic growth excluding safety-related products and the translation effect of foreign exchange was 6.9% and 8.4% for the three and six month periods ended June 30, 2006. Organic growth excluding the impact of foreign exchange in the three and six month periods of the current year compared to the prior year was driven by continued strength across all core customer markets, partially offset by the decline in safety-related revenue as the pace of buying for domestic preparedness initiatives continues to slow. Growth with pharma and biotech customers was driven by strong market conditions, enhanced by our recent investments in sales and marketing initiatives. Strong growth from our academic customers reflected the ongoing support of select research programs. Strength in our industrial customers reflected the continued strength of the U.S. economy.

Healthcare Products and Services.  Net sales of $356.4 million and $709.9 million for the three and six month periods ended June 30, 2006, represent organic sales growth, excluding the translation effect of foreign exchange, of 5.3% and 5.1% respectively. Organic growth, excluding the translation effect of foreign exchange was driven by strong sales to reference labs and new product introductions.

Operating Income

The following table presents operating income and operating income as a percentage of sales by segment for the three and six month periods ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,
			Operating Income as a
			Percentage of
	Operating Income		Net Sales
	2006	2005	2006	2005

Scientific products and services	$162.1	$142.2	14.4%	13.8%
Healthcare products and services	51.9	41.6	14.6%	12.8%
Eliminations	(0.1)	0.1

Sub-total	213.9	183.9	14.6%	13.7%
Other charges:
Restructuring expense	(3.7)	(4.9)	—	—
Inventory step -up	(2.1)	(3.0)	—	—
Equity based compensation expense	(11.8)	—	—	—
Acquisition, integration and other costs	(21.2)	(8.0)	—	—

Operating income	$175.1	$168.0	11.9%	12.5%

	Six Months Ended June 30,
			Operating Income as a
			Percentage of
	Operating Income		Net Sales
	2006	2005	2006	2005

Scientific products and services	$302.6	$271.6	13.7%	13.5%
Healthcare products and services	99.5	84.6	14.0%	12.8%
Eliminations	(0.1)	(0.1)

Segment sub-total	402.0	356.1	14.0%	13.4%
Other charges:
Restructuring expense	(4.1)	(13.2)	—	—
Inventory step-up	(2.3)	(20.1)	—	—
Equity-based compensation expense	(26.1)	—	—	—
Acquisition, integration and other costs	(22.1)	(19.1)	—	—

Operating income	$347.4	$303.7	12.1%	11.5%

Consolidated.  Operating income of $175.1 million and $347.4 million for the three and six month periods ended June 30, 2006, reflects an increase of 4.2% and 14.4% from the comparable periods in 2005. Operating income as a percentage of net sales was 11.9% and 12.1% for the three and six month periods ended June 30, 2006, compared to 12.5% and 11.5% for the comparable periods in 2005. Excluding the impact of other charges discussed below, operating income as a percentage of net sales was 14.6% and 14.0% for the three and six month periods ended June 30, 2006, compared to 13.7% and 13.4% for the comparable periods in 2005. Our operating income was favorably impacted by the benefit of fixed-cost leverage, the contribution from recently completed acquisitions and the benefit of integration synergies associated with the Apogent merger. Operating margins were impacted by an increase in other charges to $38.8 million and $54.6 million for the three and six month periods ended June 30, 2006, compared to $15.9 million and $52.4 million of such charges for the comparable periods in 2005. For the three and six month periods ended June 30, 2006, the Company recorded restructuring costs of $3.7 million and $4.1 million, the amortization of the step-up of inventory to the acquired fair value related to the Company’s acquisitions of $2.1 million and $2.3 million, stock compensation expense of $11.8 million and $26.1 million as the result of the Company’s adoption of FAS 123R in 2006, and acquisition, integration and other costs of $21.2 million and

$22.1 million, including costs associated with the previously announced Thermo merger of $18.0 million. For the three and six month periods ended June 30, 2005, the Company recorded restructuring costs of $4.9 million and $13.2 million, the amortization of step-up of inventory to the acquired fair value related to the Company’s acquisitions of $3.0 million and $20.1 million. For the three and six month periods ended June 31, 2005, the Company also recorded acquisition, integration and other costs of $8.0 million and $19.1 million.

Scientific Products and Services.  Operating income was $162.1 million and $302.6 million for the three and six month periods ended June 30, 2006, compared to $142.2 million and $271.6 million for the comparable periods in 2005. Operating margins were 14.4% and 13.7% for the three and six month periods ended June 30, 2006, compared to 13.8% and 13.5% for the comparable periods in 2005. Operating margins improved as a result of fixed cost leverage, increased sales of proprietary products, contributions from recently completed acquisitions and the benefit of synergies from the Apogent merger, partially offset by increased investment in research and development and sales and marketing initiatives.

Healthcare Products and Services.  Operating income was $51.9 million and $99.5 million for the three and six month periods ended June 30, 2006, compared to $41.6 million and $84.6 million for the comparable periods in 2005. Operating margins were 14.6% and 14.0% for the three and six month periods ended June 30, 2006, compared to 12.8% for both the comparable three month and six month periods in 2005. Operating margins improved during the three and six month periods ended June 30, 2006, primarily as a result of fixed cost leverage, increased sales of higher margin proprietary diagnostic products, contributions from the recent acquisition of Athena Diagnostics and synergies from the consolidation of manufacturing facilities associated with the Apogent merger.

Change in accounting for stock-based compensation plans

Through 2005, we had followed ABP Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. On January 1, 2006, we adopted FAS 123R, “Share Based Payment”, using the modified prospective method, which results in the provisions of FAS 123R being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. FAS 123R required companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the awards and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model and the grant date fair value of restricted stock is based on intrinsic value. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the Company recorded the impact of forfeitures as they occurred.

Stock-based employee compensation expense was $11.8 million and $26.1 million before tax for the three and six month periods ending June 30, 2006. The Company recognized the full impact of its equity incentive plans in the consolidated statement of operations for the three and six month periods ended June 30, 2006 under FAS 123R. We did not capitalize any such costs in the consolidated balance sheet. The total cash received from employees as a result of employee stock option exercises during the six month period ended June 30, 2006 was approximately $37.4 million. In connection with these exercises, the tax benefit realized by us for the three and six month periods ended June 30, 2006 was approximately $4.7 million and $11.7 million. As of June 30, 2006, there was $78.5 million of total pretax unrecognized compensation cost related to unvested options and restricted stock units granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Restructuring Plan Activities

During 2004, the Company implemented restructuring plans focused on the integration of certain international operations and the streamlining of domestic operations (“2004 Plan”). This plan included the consolidation of office, warehouse, and manufacturing facilities. The Company had also established restructuring plans in prior periods (“Pre 2004 Plans”) under which the Company has remaining obligations primarily associated with lease-related activities. In addition, the Company has established 2006 restructuring initiatives to reduce costs and redundancies, principally through headcount and consolidation of facilities (“2006 Plans”).

The following table summarizes the recorded accruals and activity related to the restructuring plans for continuing operations (in millions):

	December 31,	2006	2006	June 30,
	2005	Charges	Payments	2006

2006 Plans	$—	$3.4	$(0.3)	$3.1
2004 Plan	5.3	0.7	(3.8)	2.2
Pre 2004 Plans	0.7	—	(0.3)	0.4

Total restructuring	$6.0	$4.1	$(4.4)	$5.7

Restructuring activities for discontinued operations include charges in 2006 of $0.5 million. Included in liabilities held for sale are $0.1 million of liabilities related to these activities.

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

On April 5, 2005, we completed the sale of all of the capital stock of Atos, a manufacturer of ear, nose and throat medical devices, for approximately $110.0 million in cash. Atos was acquired in September 2003 in connection with our acquisition of Perbio Science AB and the results of Atos were previously included in our healthcare products and services segment. We realized a gain on the sale of Atos of approximately $17.0 million, net of taxes of $8.4 million in 2005. See Note 4 in the accompanying Notes to the Consolidated Financial Statements for a complete description of this transaction.

Interest Expense

Interest expense for the three and six month periods ended June 30, 2006 was $32.8 million and $61.9 million, an increase of $5.2 million and $3.7 million from the comparable periods in 2005. The increase in interest expense is primarily attributable to the issuance of the 6 1/8% Senior Subordinated Notes, increase in short-term debt in connection with acquisitions and the increase in short-term interest rates, offset by the redemption of the 8 1/8% Senior Subordinated Notes and 8% Senior Subordinated Notes.

Other (Income) Expense, net

Other (income) expense, net for the three and six month periods ended June 30, 2006 was ($3.8) million and ($6.5) million, an increase of $32.6 million and $34.3 million from the comparable periods in 2005. Other income for the three and six month periods ended June 30, 2006 is primarily attributable to interest income. Other expense for the three and six months ended June 30, 2005 is primarily attributable to $32.0 million in charges incurred in connection with a debt tender for the 8 1/8% Senior Subordinated Notes due 2012.

Income Tax Provision

Our effective tax rate for the three and six month periods ended June 30, 2006 was 16.9% and 22.1%, compared to 23.3% and 25.8% for the comparable period in 2005. The decrease in the effective tax rate for both the three and six month periods ended June 30, 2006 over the comparative periods in fiscal 2005 was primarily attributable to the recognition, in the second quarter of 2006, to certain NOL benefits in a foreign jurisdiction resulting from the implementation of a tax planning strategy. This favorably impacted our rate by 4.5% and 9.0% for the three and six month periods ended June 30, 2006. We expect our tax rate for the full year to be approximately 24%, subject to the impact of further planning initiatives.

Liquidity and Capital Resources

Cash generated from operating activities was $247.4 million for the six month period ended June 30, 2006 as compared to $218.1 million for the comparable period in 2005. The increase in cash from operations was primarily due to an increase in net income as adjusted to exclude restructuring and acquisition-related expenditures and non-cash stock-based compensation expense.

Net cash used in investing activities was $538.5 million for the six month period ended June 30, 2006 compared to cash provided by investing activities of $38.9 million for the comparable period in 2005. During the six month period ended June 30, 2006, cash was primarily utilized for acquisitions including Athena Diagnostics, Clintak, TC Tech and Precision Lab, to make a 9% equity investment in Nanogen, Inc. and for capital expenditures related to the company’s bioscience and biopharma services business and the ongoing integration of manufacturing operations. Cash provided by investing activities for the six month period ended June 30, 2005 was primarily due to proceeds from the sale of Atos, offset by capital expenditures related to investments in the Company’s bioscience business, facility expansion related to the integration of manufacturing facilities and the transfer of production to lower-cost facilities.

Net cash provided by financing activities was $15.5 million for the six month period ended June 30, 2006 compared to cash used in financing activities of $254.1 million for the comparable period in 2005. For the six month period ended June 30, 2006, cash provided by financing activities was primarily the result of $38.0 million of cash proceeds from stock option exercises and the employee stock purchase plan and $24.0 million of tax benefit from stock option exercises, offset by $52.5 million of debt repayment. During the six month period ended June 30, 2005, cash used was primarily the result of the cash tender offer and related expenses of the 8 1/8% Senior Subordinated Notes due 2012 in April 2005, partially offset by proceeds from stock option exercises.

On March 15, 2005, the Board of Directors authorized a share repurchase program of up to $300 million of the Company’s common stock. The authorization for share repurchases extends through March 15, 2007. The program authorizes management, at its discretion, to repurchase shares from time to time on the open market or in privately negotiated transactions subject to market conditions and other factors. We believe that the share repurchase program provides additional capital structure flexibility and that we have adequate financial resources to fund any share repurchases given current cash levels and future expectations for cash flow. As of June 30, 2006, no shares have been repurchased under this program.

As of June 30, 2006, we had the ability to borrow an aggregate of $989 million under our account receivable securitization facility and revolving credit facility.

We expect to satisfy our short-term funding requirements from operating cash flow, together with cash and cash equivalents on hand, available borrowings through our credit facility and amounts available under our receivables securitization facility (see “Item 8 — Financial Statements and Supplementary Data — Note 4 Accounts Receivable” in the Company’s Current Report on Form 8-K Filed on May 11, 2006.). We believe that these funding sources are sufficient to meet our ongoing operating, capital expenditure and debt service requirements for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. We may seek to raise additional funds from public or private debt or equity financings, or from other sources for general corporate purposes or for the acquisition of businesses or products. There can be no assurance that additional funds will be available at all or that, if available, will be obtained at terms favorable to us. Additional financing could also be dilutive.

On May 8, 2006, Thermo Electron Corporation (“Thermo”) and Fisher, announced that they and Trumpet Merger Corporation, a wholly owned subsidiary of Thermo (“Merger Sub”), had entered into an Agreement and Plan of Merger, dated as of May 7, 2006 (the “Merger Agreement”), pursuant to which Merger Sub would merge (“The Merger”) with and into Fisher Scientific, with Fisher Scientific surviving as a wholly owned subsidiary of Thermo.

Upon the completion of the Merger each holder of Fisher common stock will have the right to receive, for each such share of Fisher common stock, 2.0 shares of Thermo common stock. Fisher stock options and other equity awards will convert upon completion of the Merger into stock options and equity awards with respect to Thermo common stock, after giving effect to the exchange ratio.

The Merger Agreement contains customary representations, warranties and covenants of Fisher and Thermo, including, among others, covenants (i) to conduct their respective business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period. The board of directors of each company has adopted a resolution recommending the requisite approval for the Merger by its respective stockholders, and each party has agreed to hold a stockholder meeting to put these matters before their stockholders for their consideration. Each party has also agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussion or an agreement concerning or provide confidential information in connection with any proposals for alternative business combination transactions.

Consummation of the Merger is subject to customary conditions, including (i) requisite approvals of the holders of Fisher and Thermo common stock, (ii) receipt of regulatory approvals, and (iii) the absence of any law or order prohibiting the closing. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) subject to an overall material adverse effect qualification, the accuracy of the representations and warranties of the other party, (ii) material compliance of the other party with its covenants and (iii) the delivery of customary opinions from counsel to Fisher and counsel to Thermo that the Merger will qualify as a tax-free reorganization for U.S. federal income tax purposes.

Included in selling general and administrative expense for the three months ended June 30, 2006 is $18 million of expenses related to the Merger. For a more complete description of the proposed Merger and the Merger Agreement, refer to the registration statement on Form S-4 filed by Thermo with the Securities and Exchange Commission on June 8, 2006 and amended on July 21, 2006.

Critical Accounting Policies/Estimates

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to revenue recognition, environmental liabilities, purchase accounting, goodwill impairment, pension plans, income taxes, and stock-based compensation. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Current Report on Form 8-K filed on May 11, 2006 for a discussion of the Company’s critical accounting policies.

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 , “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

Item 3 —	Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments

In the normal course of business, we use derivative financial instruments, including foreign currency forward contracts and options, commodity swaps and options and interest rate swaps to manage market risks. The objective in managing our exposure to changes in foreign currency exchange rates and commodities prices is to reduce volatility on earnings and cash flow associated with these changes. The objective in managing our exposure to changes in interest rates is to limit the impact of these changes on earnings and cash flow and to lower our overall borrowing costs. We do not hold derivatives for trading purposes.

We measure our market risk related to our holdings of financial instruments based on changes in foreign currency rates, commodities prices and interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in cash flows and earnings based on a hypothetical 10% change in these market rates; we believe that the fair value exposures on these holdings is not considered material. We use quarter-end market rates on our financial instruments to perform the sensitivity analysis. We do not include items such as lease contracts, insurance contracts, and obligations for pension and other postretirement benefits in the analysis.

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

Interest Rate Risk and Management

As of June 30, 2006, our debt portfolio included both fixed rate instruments (approximately $1,447 million) and floating rate instruments (approximately $718 million). The weighted average interest rate during the three months ended June 30, 2006 of the fixed instrument portfolio was approximately 4.84% and the weighted average interest rate during the three months ended June 30, 2006 for the variable instrument portfolio was approximately 4.68%. While our fixed rate instruments guarantee that our earnings and our cash flows will be predictable, changes in interest rates can cause the value of our fixed rate debt to change. However, such a value change has no impact on either our earnings or our cash flows unless we determine that we wish to retire a fixed rate debt obligation on the open market.

On the other hand, our future earnings and future cash flows can fluctuate with our floating rate borrowings. However, the impact would be partially mitigated by the floating rate interest earned on excess cash. If there were a hypothetical 10% change in interest rates, the net impact to earnings and cash flows would be approximately $0.5 million. The potential change in cash flows and earnings is calculated based on the change in the net interest expense over one quarter due to an immediate 10% change in rates.

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

As of June 30, 2006, we had outstanding forward contracts to minimize our exposures to exchange rate fluctuations between the US Dollar and Swiss Francs, British Pound Sterling and Euro, US Dollar and Canadian Dollar and US Dollar and Euro. The purpose of those contracts was to hedge against fluctuations in the exchange rates associated with short-term intercompany debt obligations. The fair value of these contracts as of that date was immaterial and, therefore, the potential loss in fair values, earnings or cash flows from a 10% shift in exchange rate was immaterial. In addition, given that such contracts were primarily intended to serve as fair value hedges, the net impact on our operating results and cash flows is de minimis.

Our primary currency rate exposures, apart from the intercompany debt obligations noted above, relate to sales of goods or services, or purchase of goods or services, by our businesses in currencies other than the ones in which they primarily do business. These exposures, because of the manner in which we source and sell product, are limited. A hypothetical 10% change in the currency exchange rates would not have had a material impact on our fair values, cash flows or earnings.

Commodity Risk Management

As of June 30, 2006, we had outstanding option contracts on heating oil to minimize our exposures to fluctuations in the price of diesel fuel and option contracts on natural gas to minimize our exposures to fluctuations in the price of natural gas, used for manufacturing and heating purposes. The fair value of these contracts as of that date was immaterial and, therefore, the potential loss in fair values, earnings or cash flows from a 10% shift in prices of heating oil or natural gas is immaterial.

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

The Company convened its annual meeting on May 5, 2006, for the purpose of voting on (i) the election of three directors who would serve a three year term expiring in 2009; (ii) the adoption of the Fisher Scientific International Inc. Employee Stock Purchase Plan; and (iii) the ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the current fiscal year. Proxies for the meeting were solicited by the Company pursuant to Regulation 14A under the Exchange Act. At the annual meeting Paul M. Montrone, Simon B. Rich and Scott M. Sperling were elected as directors, each to serve a three-year term; the Fisher Scientific International Inc. Employee Stock Purchase Plan was approved; and Deloitte & Touche LLP was ratified as the independent registered public accounting firm of the Company for the current fiscal year.

The following number of votes were cast with respect to the election of Mr. Montrone: 106,733,570 votes FOR and 1,825,390 votes WITHHELD. The following number of votes were cast with respect to the election of Mr. Rich: 107,827,241 votes FOR and 731,719 votes WITHHELD. The following number of votes were cast with respect to the election of Mr. Sperling: 107,174,550 votes FOR and 1,384,410 votes WITHHELD. In addition, the following number of votes were cast with respect to the approval of the Fisher Scientific International Inc. Employee Stock Purchase Plan: 98,658,517 votes FOR; 1,491,167 votes AGAINST; 631,550 abstentions; 7,775,726 broker no vote. Votes cast regarding the ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the current fiscal year were as follows: 106,716,825 votes FOR; 1,232,426 votes AGAINST; 609,709 abstentions In addition, the incumbent directors of the Company are: Rosanne F. Coppola, Michael D. Dingman, Bruce L. Koepfgen, Paul M. Meister, Charles A. Sanders, M.D., W. Clayton Stephens, Richard W. Vieser.

Item 6 —	Exhibits

Exhibit 10.01:	Addendum to Employment Letter.

Exhibit 31.01:	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02:	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fisher Scientific International Inc.

By:	/s/ Kevin P. Clark
Kevin P. Clark
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 26, 2006