Form 10-Q
period 2006-09-30
FISHER SCIENTIFIC INTERNATIONAL INC
filed 2006-10-24
CIK 880430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

The number of shares of Common Stock outstanding at October 16, 2006 was 125,031,761.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act):  Yes ☐     No ☑

FISHER SCIENTIFIC INTERNATIONAL INC.

FORM 10-Q
For the Quarter Ended September 30, 2006

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

FISHER SCIENTIFIC INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$1,508.1	$1,361.3	$4,386.3	$4,011.2
Cost of sales	963.4	884.6	2,787.1	2,620.0
Selling, general and administrative expenses	333.5	302.7	1,036.5	900.3
Restructuring expense	1.2	4.3	5.3	17.5

Operating income	210.0	169.7	557.4	473.4
Interest expense	33.8	21.9	95.7	80.1
Other (income) expense, net	(16.3)	36.1	(22.8)	63.9

Income from continuing operations before income taxes	192.5	111.7	484.5	329.4
Income tax provision	43.2	17.4	107.6	73.5

Income from continuing operations	149.3	94.3	376.9	255.9
Income (loss) from discontinued operations, including gain on disposal of $0.3 and $17.0 for the three and nine month periods ended September 30, 2005, net of tax	2.5	(0.8)	0.1	16.0

Net income	$151.8	$93.5	$377.0	$271.9

Earnings per share:
Basic net income per common share:
Income from continuing operations	$1.20	$0.78	$3.03	$2.12
Income (loss) from discontinued operations	0.02	(0.01)	0.00	0.13

Net income	$1.22	$0.77	$3.03	$2.25

Diluted net income per common share:
Income from continuing operations	$1.12	$0.74	$2.86	$2.01
Income (loss) from discontinued operations	0.02	(0.01)	0.00	0.13

Net income	$1.14	$0.73	$2.86	$2.14

Weighted average common shares outstanding:
Basic	124.9	122.2	124.3	120.9

Diluted	133.0	128.5	131.7	127.2

See accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEET
(In millions, except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$279.2	$407.2
Accounts receivable, net	805.3	679.4
Inventories	646.1	589.0
Other current assets	279.7	276.2
Assets held for sale	41.3	39.5

Total current assets	2,051.6	1,991.3
Property, plant and equipment, net	843.3	788.2
Goodwill	4,100.6	3,769.8
Intangible assets, net	1,710.0	1,569.1
Other assets	314.9	268.1
Assets held for sale	53.5	59.2

Total assets	$9,073.9	$8,445.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$38.2	$74.5
Accounts payable	489.5	479.9
Accrued and other current liabilities	452.0	429.5
Liabilities held for sale	25.4	30.9

Total current liabilities	1,005.1	1,014.8
Long-term debt	2,111.9	2,135.4
Other long-term liabilities	1,032.7	983.0
Liabilities held for sale	8.1	8.2

Total liabilities	4,157.8	4,141.4

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 15,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 125,257,129 and 123,656,538 shares issued; 125,003,261 and 123,401,563 shares outstanding at September 30, 2006 and December 31, 2005, respectively)	1.2	1.2
Capital in excess of par value	4,312.2	4,191.9
Retained earnings	506.0	129.0
Accumulated other comprehensive income (loss)	100.6	(13.8)
Treasury stock, at cost (253,868 shares at September 30, 2006 and 254,975 shares at December 31, 2005)	(3.9)	(4.0)

Total stockholders’ equity	4,916.1	4,304.3

Total liabilities and stockholders’ equity	$9,073.9	$8,445.7

See accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net income	$377.0	$271.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	96.2	98.4
Amortization of intangible assets	52.1	38.7
Amortization, other	12.9	12.4
Redemption premiums and deferred financing fees	—	69.4
Stock-based compensation expense	38.9	—
Deferred income taxes	44.1	40.6
Other non cash items	1.0	—
Gain on sale of business and investments	(12.4)	(25.4)
Loss on sale of property and impairment of property, plant and equipment	3.5	9.8
Changes in working capital
Accounts receivable, net	(87.8)	(91.5)
Inventories	(32.8)	3.0
Other current assets	3.0	10.5
Accounts payable	(1.5)	10.7
Accrued and other current liabilities	(32.8)	(46.7)
Other assets and liabilities	(37.7)	(6.0)

Cash provided by operating activities	423.7	395.8

Cash flows from investing activities:
Acquisitions, net of cash acquired	(470.2)	(263.8)
Capital expenditures	(115.4)	(100.3)
Proceeds from sale of a business	1.0	109.5
Proceeds from sale of property, plant and equipment	0.2	9.0
Other	(16.6)	(1.0)

Cash used in investing activities	(601.0)	(246.6)

Cash flows from financing activities:
Proceeds from stock options exercised and stock purchase plan	61.9	119.0
Tax benefit of stock options	27.9	—
Long term debt proceeds	—	497.3
Debt payments	(60.9)	(647.4)
Proceeds from revolving credit facility	1,041.5	56.6
Revolving credit facility payments	(1,041.5)	(56.6)
Debt redemption premium and other costs	—	(77.4)
Deferred financing costs	—	(0.9)

Cash provided by (used in) financing activities	28.9	(109.4)

Effect of exchange rate changes on cash and cash equivalents	20.4	(13.1)

Net change in cash and cash equivalents	(128.0)	26.7
Cash and cash equivalents — beginning of period	407.2	162.5

Cash and cash equivalents — end of period	$279.2	$189.2

See accompanying notes to consolidated financial statements.

FISHER SCIENTIFIC INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

					Shares to		Accumulated
			Capital in	Shares	be		Other	Treasury Stock,
	Common Stock		Excess of	Deposited	Distributed	Retained	Comprehensive	at Cost
	Shares	Amount	Par Value	in Trust	from Trust	Earnings	Income (Loss)	Shares	Amount	Total

Balance at January 1, 2006	123,656,538	$1.2	$4,191.9	$(16.9)	$16.9	$129.0	$(13.8)	254,975	$(4.0)	$4,304.3
Net income	—	—	—	—	—	377.0	—	—	—	377.0
Foreign currency translation adjustment	—	—	—	—	—	—	119.2	—	—	119.2
Unrealized investment loss, net of tax	—	—	—	—	—	—	(5.2)	—	—	(5.2)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	—	0.4	—	—	0.4
Proceeds from stock options and other	1,599,484	—	61.9	—	—	—	—	—	—	61.9
Tax benefit from stock options	—	—	19.5	—	—	—	—	—	—	19.5
Stock-based compensation expense	—	—	38.9	—	—	—	—	—	—	38.9
Trust activity	1,107	—	—	1.5	(1.5)	—	—	(1,107)	0.1	0.1

Balance at September 30, 2006	125,257,129	$1.2	$4,312.2	$(15.4)	$15.4	$506.0	$100.6	253,868	$(3.9)	$4,916.1

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

On August 30, 2006 Thermo and Fisher announced that at separate special meetings, stockholders of both companies voted to approve the merger. The U.S. Federal Trade Commission has granted the companies early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and no further regulatory review is necessary in the U.S. for the parties to close the merger. The initial deadline for the European Commission to rule on the merger is November 9, 2006. Assuming the European Commission clears the transaction on November 9, 2006, Fisher expects to close the merger on that date.

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

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 3 — Stock-Based Compensation

Summary of stock-based compensation plans

Under the Company’s 2005 Equity and Incentive Plan (the “2005 Plan”), the Company may grant up to 7,250,000 shares of common stock in the form of incentive stock options, non-qualified stock options, and other stock-based awards, including but not limited to restricted stock, restricted stock units, dividend equivalents, performance units, stock appreciation rights (payable in shares) and other long-term stock-based or cash-based awards. Awards other than options, which are settled in stock, are counted against the foregoing share limit as 1.8 shares for every one share actually issued in connection with such an award. The aggregate awards granted during any fiscal year to any single individual who is likely to be a “covered employee” as defined under Code Section 162(m) shall not exceed (i) 1,000,000 shares subject to stock options or stock appreciation rights and (ii) 500,000 shares subject to restricted stock or other stock-based awards (other than stock appreciation rights). Options granted have a term of 10 years and generally vest over three years. The exercise price of any option granted may not be less than the fair market value of the common stock on the date of grant. During the third quarter of 2006, the Company did not grant any compensatory performance-based restricted stock units. As of September 30, 2006, there were 1,005,468 restricted stock units and 2,048,142 options outstanding under the 2005 Plan. As of September 30, 2006, there were 3,302,700 shares available for future grant.

Upon the adoption of the 2005 Plan, the Company ceased granting awards under the 2003 Equity and Incentive Plan (the “2003 Plan”). As of September 30, 2006, there were 1,887,757 awards outstanding under the 2003 Plan. Awards under the 2003 plan were authorized to be made in the form of incentive stock options, non-qualified stock options, or other stock-based awards, including, but not limited to restricted stock units or dividend payments. Options granted have a term of five or 10 years and generally vest over three years. The exercise price of any option granted may not be less than the fair market value of the common stock on the date of the grant.

Upon the adoption of the 2005 Plan, the Company ceased granting awards under the 2001 Equity and Incentive Plan (the “2001 Plan”). As of September 30, 2006, there were 4,012,271 awards outstanding under the 2001 Plan. Awards under the 2001 Plan were authorized to be made in the form of incentive stock options, non-qualified stock options, other stock-based awards, including but not limited to restricted stock units or dividend payments. Awards granted have a term of five or 10 years and generally vest over three years. The exercise price of any option may not be granted at less than the fair market value of the common stock on the date of the grant.

Upon adoption of the 2001 Plan, the Company ceased granting awards under the 1998 Equity and Incentive Plan (the “1998 Plan”). As of September 30, 2006, there were 1,125,125 awards outstanding under the 1998 Plan. Awards under the 1998 Plan were authorized to be made in the form of options (whether incentive or otherwise), stock appreciation rights, restricted stock, dividend equivalents and other stock-based awards. Options granted under the 1998 Plan have a term of 10 years and generally vest either over a three- to five-year period in equal installments, or in one installment nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or other factors. The Company also granted options to purchase 758,333 shares of common stock having a 10-year term and vesting five to nine years from the date of grant, unless sooner vested upon the achievement of certain performance targets or unless “put” to the Company by the executive or called by the Company in accordance with the terms of the respective grant agreements. The total put and/or call rights are limited to $10.0 million plus interest and of this amount, $5.0 million is recorded in current liabilities and $5.0 million is recorded in long term liabilities.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 2, 2004, the Company completed an approximately $3.9 billion combination with Apogent Technologies Inc. (“Apogent”) in a stock-for-stock merger. Under the terms of the Apogent merger agreement, each outstanding option to purchase shares of Apogent common stock became fully vested and assumed by Fisher. As of September 30, 2006, there were 646,604 options outstanding from the former Apogent awards.

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

Stock-based employee compensation expense was $12.8 million and $38.9 million, before tax, for the three and nine months ended September 30, 2006. The Company recognized the full impact of its equity incentive plans in the consolidated statement of operations for the three and nine months ended September 30, 2006 under FAS 123R and did not capitalize any such costs on the consolidated balance sheets. The following table presents stock-based compensation expense included in the Company’s consolidated statement of operations (in millions):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Cost of sales	$0.1	$0.3
Selling, general and administrative	12.7	38.6

Stock-based compensation expense before tax	12.8	38.9
Less: income tax benefit	(4.5)	(13.8)

Net stock-based compensation expense	$8.3	$25.1

The net impact of the adoption of FAS 123R on financial results for the three and nine months ended September 30, 2006 is as follows (in millions, except for per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Income from continuing operations before income taxes	$12.8	$38.9
Income from continuing operations	$8.3	$25.1
Net income	$8.3	$25.1
Cash flows from operating activities	$8.3	$25.1
Cash flows from financing activities	$3.9	$27.9
Basic earnings per share	$0.07	$0.20
Diluted earnings per share	$0.06	$0.19

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had previously adopted the provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of FAS 123R to stock-based employee awards (in millions, except for per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net income, as reported	$93.5	$271.9
Add: stock-based employee compensation included in net income, net of tax,(a)	0.3	2.0
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(9.4)	(21.2)

Net income, pro forma	$84.4	$252.7

Net income per common share
As reported:
Basic	$0.77	$2.25

Diluted	$0.73	$2.14

Pro forma:
Basic	$0.69	$2.09

Diluted	$0.66	$1.98

(a)	Stock-based compensation expense for the three and nine month periods ended September 30, 2005 includes approximately $0.7 million of expense associated with the accelerated vesting of approximately 42,000 employee options in connection with the Company’s sale of Atos Medical Holding AB.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The fair values of options granted during the nine month periods ended September 30, 2006 and 2005 were calculated using the following weighted-average assumptions:

	2006	2005

Expected stock price volatility	34%	29%
Risk free interest rate	4.9%	3.9%
Expected life of options	4.7 years	4.7 years
Expected annual dividends	—	—

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the options.

During the third quarter of 2006, the Company did not grant any stock options or restricted stock units.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from December 31, 2005 through September 30, 2006 (options in thousands):

		Weighted
	Stock	Average
	Options	Exercise Price

Outstanding at January 1, 2006	11,469	$43.01
Granted	80	73.73
Exercised	(1,592)	38.52
Canceled/expired/forfeited	(237)	62.65

Outstanding at September 30, 2006	9,720	$43.53

Exercisable at September 30, 2006	7,305	$37.53

The following table summarizes information related to the Company’s options at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted	Weighted Average
	Number	Remaining	Average	Number	Average	Remaining
	Outstanding	Contractual Life	Exercise	Exercisable	Exercise	Exercisable Life
Range of Exercise Price	(in 000’s)	(in Years)	Price	(in 000’s)	Price	(in Years)

$ 9.00 - $13.00	760	1.3	$9.50	760	$9.50	1.3
13.01 - 17.00	3	2.0	14.16	3	14.16	2.0
17.01 - 21.00	82	2.4	18.23	82	18.23	2.4
21.01 - 25.00	742	4.4	23.97	742	23.97	4.4
25.01 - 29.00	1,415	5.4	28.46	1,415	28.46	5.4
29.01 - 33.00	559	4.9	30.14	559	30.14	4.9
33.01 - 37.00	47	4.3	34.52	47	34.52	4.3
37.01 - 41.00	1,467	2.5	39.20	1,447	39.20	2.5
41.01 - 45.00	374	5.7	44.41	305	44.41	5.3
45.01 - 49.00	67	7.2	47.93	67	47.93	7.2
49.01 - 54.00	60	7.4	53.45	39	53.44	7.4
54.01 - 59.00	704	7.9	56.75	314	56.72	7.7
59.01 - 64.00	1,699	8.5	61.29	895	61.26	8.4
64.01 - 69.00	1,661	8.8	64.59	630	64.60	8.8
69.01 - 74.00	80	9.6	73.73	—	—	—

	9,720			7,305

The total cash received from employees as a result of employee stock option exercises during the nine month period ended September 30, 2006 was approximately $61.3 million. In connection with these exercises, the tax benefits realized by the Company for the nine month period ended September 30, 2006 was approximately $19.5 million.

As of September 30, 2006, the aggregate intrinsic value of fully vested and exercisable options is $297.4 million, representing the total pretax intrinsic value, based on the Company’s closing common stock price of $78.24 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information related to the Company’s non-vested restricted stock units as of September 30, 2006:

	Restricted Stock	Weighted Average
	Units	Grant-Date
Non-Vested Restricted Stock Units	(in 000’s)	Fair Value

Non-vested at January 1, 2006	3.0	$64.48
Granted	1,030.6	66.07
Forfeited	(28.1)	65.68

Non-vested at September 30, 2006	1,005.5	$66.08

As of September 30, 2006, there was $69.9 million of total pretax unrecognized compensation cost related to non-vested options and restricted stock units granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

The weighted average grant date fair value for options granted during the three and nine month periods ended September 30, 2005 was $17.48 and $19.99, respectively. The total intrinsic value of options exercised during the nine month period ended September 30, 2006 and 2005 was $53.0 million and $119.3 million, respectively. The total fair value of options vested during the three and nine month periods ended September 30, 2006 was $4.8 million and $33.7 million, respectively, and for the three and nine month periods ended September 30, 2005 was $4.1 million and $17.8 million, respectively.

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

The following table presents balance sheet information pertaining to the laboratory workstations business, which are classified as assets and liabilities held for sale (in millions):

	September 30,	December 31,
	2006	2005

Accounts receivable, net	$20.9	$17.6
Inventories	17.0	16.6
Other current assets	3.4	5.3

Total current assets	41.3	39.5
Property, plant, and equipment	39.6	43.1
Other assets	13.9	16.1

Total assets	$94.8	$98.7

Accounts payable	15.8	21.2
Accrued and other current liabilities	9.6	9.7

Total current liabilities	25.4	30.9
Other liabilities	8.1	8.2

Total liabilities	$33.5	$39.1

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized statement of operations data for the three and nine month periods ended September 30, 2006 and 2005 for the discontinued laboratory workstations business is as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$45.9	$51.7	$129.9	$144.3
Income (loss) before income taxes	4.0	(0.6)	0.2	(0.8)
(Provision) benefit for income taxes	(1.5)	(0.5)	(0.1)	(0.4)
Income (loss) from discontinued operations, net of tax	2.5	(1.1)	0.1	(1.2)

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

Summarized statement of operations data of Atos excluding the gain on disposal for the three and nine month periods ended September 30, 2005 for the discontinued operation is as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net sales	$—	$10.4
Income before income taxes	—	0.4
Provision for income taxes	—	0.2
Income from discontinued operations, net of tax	—	0.2

Note 5 — Business Combinations

During the three month period ending March 31, 2006, the Company completed two acquisitions, TC Tech Corporation (“TC Tech”) and Precision Lab Products, LLC (“Precision Lab Products”), for an aggregate purchase price of approximately $27 million.

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

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Inventories

The following is a summary of inventories by major category (in millions):

	September 30,	December 31,
	2006	2005

Raw materials	$162.6	$138.1
Work in process	70.2	71.7
Finished products	413.3	379.2

Total	$646.1	$589.0

Note 7 — Goodwill and Other Intangible Assets

During the nine months ended September 30, 2006, the Company acquired TC Tech, Precision Lab Products, Athena and Clintrak (see Note 5). The preliminary purchase price allocation pursuant to these acquisitions resulted in goodwill of $280.1 million, and other intangible assets of $164.1 million.

Total goodwill by segment is as follows (in millions):

	September 30,	December 31,
	2006	2005

Scientific products and services	$2,846.9	$2,708.3
Healthcare products and services	1,253.7	1,061.5

	$4,100.6	$3,769.8

Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives, with periods ranging from 1-25 years. The following is a summary of other intangible assets subject to amortization (in millions):

	Weighted
	Average	September 30, 2006		December 31, 2005
	Amortization	Net		Net
	Period	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Customer relationships	17.6	$333.6	$61.2	$296.4	$41.0
Non-compete agreements	4.8	3.9	12.5	1.7	12.1
Patents and tradenames	14.7	14.6	8.4	13.3	6.3
Developed technology	8.6	263.5	65.1	181.3	39.8
Supplier arrangements	9.2	15.2	6.7	16.5	4.8
Other amortizable intangible assets	12.7	12.6	15.3	24.7	11.1

Total other intangible assets subject to amortization	13.3	$643.4	$169.2	$533.9	$115.1

Indefinite-lived intangible assets		1,066.6		1,035.2

Total other intangible assets		$1,710.0		$1,569.1

For the three and nine month periods ended September 30, 2006, the Company recorded amortization expense of $19.1 million and $52.1 million, respectively, related to its intangible assets subject to amortization. For the three and nine month periods ended September 30, 2005, the Company recorded amortization expense of $13.9 million and $38.7 million, respectively, related to its intangible assets subject to amortization.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated annual amortization for each of the five succeeding years and thereafter is as follows (in millions):

For the Year Ended December 31,

2006(a)	$20.8
2007	$61.4
2008	$64.6
2009	$60.6
2010	$56.6
Thereafter	$379.4

(a)	Amount represents estimated amortization expense for the remaining three months ended December 31, 2006.

Note 8 — Debt

The following is a summary of debt obligations as of September 30, 2006 and December 31, 2005 (in millions):

	September 30,	December 31,
	2006	2005

Revolver	$—	$—
Term Facility	359.8	381.2
2.50% Convertible Senior Notes due 2023, convertible at $47.46 per share	300.0	300.0
Floating Rate Convertible Senior Debentures due 2033, convertible at $59.09 per share	344.6	344.6
3.25% Convertible Senior Subordinated Notes due 2024, convertible at $80.40 per share	330.0	330.0
6 3/4% Senior Subordinated Notes due 2014	300.0	300.0
6 1/8% Senior Subordinated Notes due 2015 (includes $2.5 million and $2.6 million of unamortized debt discount at September 30, 2006 and December 31, 2005, respectively)	497.5	497.4
Other debt	18.2	56.7

Total debt	2,150.1	2,209.9
Less: short-term portion	(38.2)	(74.5)

Total long-term debt	$2,111.9	$2,135.4

For the three and nine month periods ended September 30, 2006, the weighted average interest rates for the Term Facility were 6.12% and 5.82%, respectively, and 4.09% and 3.71%, respectively, for the Floating Rate Convertible Senior Debentures.

The Company has $800 million of commitments under a revolving credit facility, of which $768.8 million was available as of September 30, 2006. As of September 30, 2006, approximately $31.2 million of the revolving credit facility was utilized for letters of credit outstanding and there were no borrowings outstanding under the revolving credit facility.

On February 4, 2005, the Company amended its existing $225.0 million receivables securitization facility, extending the facility’s maturity date to February 2008. The effective funded interest rate on the amended receivables securitization is a commercial paper rate plus a usage fee of 60 basis points. The unfunded annual commitment fee is 30 basis points. The amount that can be drawn under this facility is a function of eligible

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables and reserve requirements. At September 30, 2006, $225 million was available to be drawn under this facility, of which there was none drawn at that date.

Note 9 — Equity

On March 15, 2005, the Board of Directors authorized a $300.0 million share repurchase program that expires on March 15, 2007. The program authorizes management, at its discretion, to repurchase shares from time to time on the open market or in privately negotiated transactions subject to market conditions and other factors. As of September 30, 2006, no shares have been repurchased under this program.

Comprehensive income is net income, plus certain other items that are recorded directly to stockholders’ equity. Comprehensive income was $491.4 million and $152.3 million for the nine month periods ended September 30, 2006 and 2005, respectively. Foreign currency translation adjustments and unrealized gains and losses on short-term investments and cash-flow hedges are applied to net income to calculate the Company’s comprehensive income, with the predominant component being foreign currency translation adjustments.

Note 10 — Employee Benefit Plans

The Company has defined benefit pension plans available to substantially all employees that are either fully paid for by the Company or provide for mandatory employee contributions as a condition of participation. The Company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. No contributions to the pension plans were required by the Company during the three and nine month periods ended September 30, 2006 and 2005. The Company also maintains a supplemental nonqualified executive retirement program (“SERP”) for certain of its executives. The Company has set aside funds in a rabbi trust for this program. During the second quarter of 2006 the Company funded $10.0 million into the trust. The Company expects to make contributions of approximately $15.0 million into the trust during the fourth quarter of 2006. Approximately 1,300 employees of the laboratory workstations business, which is reflected as a discontinued operation in the accompanying financial statements, participate in the Company’s pension plans.

The net periodic pension benefit, SERP and other postretirement benefits include the following components for the three and nine month periods ended September 30, 2006 and 2005, respectively (in millions):

	Three Months Ended September 30,
					Other
	Pension		SERP		Postretirement
	Benefits		Benefits		Benefits
	2006	2005	2006	2005	2006	2005

Components of net periodic benefit cost (income)
Service cost	$2.8	$5.2	$0.7	$0.6	$—	$0.3
Interest cost	8.2	7.3	0.8	0.8	0.4	0.6
Expected return on plan assets	(10.1)	(9.6)	—	—	—	—
Amortization of unrecognized net loss (gain)	0.9	(0.1)	0.2	0.1	(0.5)	—
Amortization of unrecognized prior service cost (benefit)	0.1	(0.2)	0.5	0.4	(0.4)	(0.4)
Recognized net actuarial loss (gain)	0.6	1.0	—	—	0.1	(0.4)
Settlement/curtailment loss	0.3	0.2	—	0.2	—	—

Net periodic benefit cost (income)	$2.8	$3.8	$2.2	$2.1	$(0.4)	$0.1

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,
					Other
	Pension		SERP		Postretirement
	Benefits		Benefits		Benefits
	2006	2005	2006	2005	2006	2005

Components of net periodic benefit cost (income)
Service cost	$11.7	$15.8	$2.1	$1.9	$0.2	$0.4
Interest cost	24.2	22.9	2.5	2.2	1.2	1.5
Expected return on plan assets	(29.8)	(29.1)	—	—	—	—
Amortization of unrecognized net lost (gain)	2.6	(0.4)	0.7	0.4	—	—
Amortization of unrecognized prior service cost (benefit)	0.1	(0.5)	1.3	1.2	(1.4)	(1.1)
Recognized net actuarial lost (gain)	1.7	3.0	—	—	(1.2)	(1.3)
Settlement/curtailment (gain) loss	(0.3)	1.6	—	0.3	0.1	—

Net periodic benefit cost (income)	$10.2	$13.3	$6.6	$6.0	$(1.1)	$(0.5)

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

The following table sets forth basic and diluted earnings per share computational data for the three and nine month periods ended September 30, 2006 and 2005, respectively (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income available to common shareholders	$151.8	$93.5	$377.0	$271.9

Weighted average common shares outstanding used in computing basic net income per common share	124.9	122.2	124.3	120.9
Dilutive securities:
Stock options, restricted stock units and warrants(a)	4.4	4.3	4.3	4.6
Convertible notes	3.7	2.0	3.1	1.7

Weighted average common shares outstanding used in computing diluted net income per common share	133.0	128.5	131.7	127.2

Basic net income per common share	$1.22	$0.77	$3.03	$2.25

Diluted net income per common share	$1.14	$0.73	$2.86	$2.14

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three and nine month periods ended September 30, 2006 was 0.1 million and 0.2 million, respectively, and for the three and nine month periods ended September 30, 2005 was 1.9 million and 2.0 million, respectively.

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

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease-related activities. In addition, the Company has established 2006 restructuring initiatives to reduce costs and redundancies, principally through headcount and consolidation of facilities (“2006 Plans”).

The following table summarizes the recorded accruals and associated activity related to the restructuring plans for continuing operations (in millions):

	December 31,	2006	2006	September 30,
	2005	Charges	Payments	2006

2006 Plans	$—	$4.2	$(2.4)	$1.8
2004 Plan	5.3	1.1	(4.6)	1.8
Pre 2004 Plans	0.7	—	(0.3)	0.4

Total restructuring	$6.0	$5.3	$(7.3)	$4.0

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

The Company is currently involved in various stages of investigation and remediation related to environmental matters. The Company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The Company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. The Company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters were $33.3 million and $32.6 million at September 30, 2006 and December 31, 2005, respectively, including $2.6 million pertaining to the lab workstations business at September 30, 2006 and December 31, 2005. Based on current information, the expected remediation costs are not material individually or in the aggregate. The Company may be subject to additional remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the Company’s operations, which could have a material adverse effect on the Company’s financial position, results of operations or cash flow.

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

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected segment financial information for the three and nine month periods ended September 30, 2006 and 2005 is presented below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Sales:
Scientific products and services	$1,165.3	$1,060.1	$3,368.2	$3,074.3
Healthcare products and services	362.1	317.5	1,072.0	980.4
Eliminations	(19.3)	(16.3)	(53.9)	(43.5)

Net Sales	$1,508.1	$1,361.3	$4,386.3	$4,011.2

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating income:
Scientific products and services	$173.8	$144.9	$476.4	$416.5
Healthcare products and services	53.1	41.7	152.6	126.3
Eliminations	—	—	(0.1)	(0.1)

Segment sub-total	226.9	186.6	628.9	542.7
Other charges:
Restructuring expense	(1.2)	(4.3)	(5.3)	(17.5)
Acquisition, integration and other costs	(2.9)	(12.0)	(25.0)	(31.1)
Equity-based compensation expense	(12.8)	—	(38.9)	—
Inventory step-up	—	(0.6)	(2.3)	(20.7)

Operating income	$210.0	$169.7	$557.4	$473.4

For the three month period ended September 30, 2006, the Company recorded restructuring costs of $1.2 million, equity-based compensation expense of $12.8 million, and acquisition costs, integration and other costs of $2.9 million consisting of costs associated with the previously announced Thermo merger. For the nine month period ended September 30, 2006, the Company recorded restructuring costs of $5.3 million, equity-based compensation expense of $38.9 million, the amortization of step-up of inventory to the acquired fair value related to the Company’s acquisitions of $2.3 million, and acquisition, integration and other costs of $25.0 million including costs associated with the previously announced Thermo merger of $20.9 million.

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Income Tax

A reconciliation of income tax expense at the U.S. statutory rate to the recorded income tax provision is as follows for the three and nine month periods ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,
	2006	%	2005	%

Taxes computed at statutory rate	$67.4	35.0%	$39.1	35.0%
Foreign tax rate differential and foreign losses not tax benefited	(18.5)	(9.6)%	(8.6)	(7.7)%
State income taxes, net of federal benefit	(0.3)	(0.2)%	0.9	0.8%
Export sales benefit	(0.7)	(0.4)%	(2.0)	(1.8)%
Nondeductible permanent items, net	0.9	0.5%	(0.2)	(0.2)%
Tax audits settled	—	0.0%	(6.8)	(6.1)%
Foreign tax credits benefited	(0.7)	(0.4)%	(0.8)	(0.7)%
Valuation allowances	(4.3)	(2.2)%	(2.1)	(1.9)%
Other	(0.6)	(0.3)%	(2.1)	(1.8)%

Income tax provision	$43.2	22.4%	$17.4	15.6%

	Nine Months Ended September 30,
	2006	%	2005	%

Taxes computed at statutory rate	$169.6	35.0%	$115.3	35.0%
Foreign tax rate differential and foreign losses not tax benefited	(44.2)	(9.1)%	(31.6)	(9.6)%
State income taxes, net of federal benefit	5.6	1.2%	4.8	1.5%
Export sales benefit	(2.1)	(0.4)%	(4.1)	(1.2)%
Nondeductible permanent items, net	1.7	0.3%	0.8	0.2%
Tax audits settled	—	0.0%	(6.8)	(2.1)%
Foreign tax credits benefited	(1.2)	(0.3)%	(0.8)	(0.2)%
Valuation allowances	(17.6)	(3.6)%	(2.1)	(0.6)%
Other	(4.2)	(0.9)%	(2.0)	(0.7)%

Income tax provision	$107.6	22.2%	$73.5	22.3%

FISHER SCIENTIFIC INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

On September 15, 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting FAS 157.

On September 29, 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. FAS 158 is effective for the Company as of December 31, 2006. The Company is currently evaluating the potential impact of adopting FAS 158.

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

On August 30, 2006 Thermo and Fisher announced that at separate special meetings, stockholders of both companies voted to approve the merger. The U.S. Federal Trade Commission has granted the companies early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and no further regulatory review is necessary in the U.S. for the parties to close the merger. The initial deadline for the European Commission to rule on the merger is November 9, 2006. Assuming the European Commission clears the transaction on November 9, 2006, Fisher expects to close the merger on that date.

Executive Overview

Results in the third quarter of 2006 included net sales of $1.5 billion, operating income of $210 million and diluted earnings per share of $1.14. Our financial results reflect acquisitions and organic revenue growth in both our scientific products and services and healthcare products and services segments. Organic revenue growth was driven by strong results across all core customer segments, partially offset by the ongoing year over year decline in sales of safety related products.

In March 2006, we committed to a plan to dispose of the laboratory workstations business. Accordingly, the results of this business are presented as discontinued operations. This business was previously reported as our laboratory workstations segment.

Sales

The following table presents net sales and sales growth by reportable segment for the three and nine month periods ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,
	2006		2005
	Net	Sales	Net	Sales
	Sales	Growth	Sales	Growth

Scientific products and services	$1,165.3	9.9%	$1,060.1	12.1%
Healthcare products and services	362.1	14.0%	317.5	15.5%
Eliminations	(19.3)		(16.3)

Total	$1,508.1	10.8%	$1,361.3	12.4%

	Nine Months Ended September 30,
	2006		2005
	Net	Sales	Net	Sales
	Sales	Growth	Sales	Growth

Scientific products and services	$3,368.2	9.6%	$3,074.3	24.0%
Healthcare products and services	1,072.0	9.3%	980.4	35.8%
Eliminations	(53.9)		(43.5)

Total	$4,386.3	9.4%	$4,011.2	25.9%

Consolidated.  Net sales of $1,508.1 million and $4,386.3 million for the three and nine month periods ended September 30, 2006, reflect a growth rate of 10.8% and 9.4% over the comparative periods in the prior year. Acquisitions accounted for 3.2% and 3.8% of the growth for the three and nine month periods, respectively. Foreign exchange favorably impacted sales growth for the three month period by 1.2% and did not have a material impact on sales growth for the nine month period. Organic net sales growth excluding the impact of foreign exchange translation was driven by strength in both our scientific products and services and healthcare products and services segments. Organic net sales growth, excluding the translation effect of foreign exchange, was 6.4% and 5.6% for the three and nine month periods ended September 30, 2006. Organic growth excluding safety-related products and the translation effect of foreign exchange was 8.6% and 7.7% for the three and nine month periods ended September 30, 2006.

Scientific Products and Services.  Net sales of $1,165.3 million and $3,368.2 million for the three and nine month periods ended September 30, 2006, represent organic sales growth, excluding the translation effect of foreign exchange, of 6.0% and 5.6%, respectively. Organic growth excluding safety-related products and the translation effect of foreign exchange was 8.8% and 8.5% for the three and nine month periods ended September 30, 2006. Organic growth excluding the impact of foreign exchange in the three and nine month periods of the current year compared to the prior year was driven by continued strength across all core customer markets, partially offset by the decline in safety-related revenue on a year-over-year basis. Growth with pharma customers was driven by strong demand for our proprietary product and service offering. Growth with biotech customers reflected continuing strong market conditions and the Company’s recent investments in sales and marketing initiatives. Growth from our academic customers reflected consistent growth across colleges and universities as well as medical research institutes. Strength in our industrial customers reflected customer-specific sales initiatives and the continued strength of the U.S. economy. Excluding safety-related products, which continue to be affected by the slowdown in demand for domestic-preparedness products, sales to government customers were fueled by strong demand from federal governmental agencies.

Healthcare Products and Services.  Net sales of $362.1 million and $1,072.0 million for the three and nine month periods ended September 30, 2006, represent organic sales growth, excluding the translation effect of foreign exchange, of 8.6% and 6.3% respectively. Organic growth, excluding the translation effect of foreign exchange, was driven by increased sales of proprietary diagnostic tests and an increase in outsourcing trends at life science and diagnostics companies.

Operating Income

The following table presents operating income and operating income as a percentage of sales by segment for the three and nine month periods ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,
			Operating Income as a Percentage of
	Operating Income		Net Sales
	2006	2005	2006	2005

Scientific products and services	$173.8	$144.9	14.9%	13.7%
Healthcare products and services	53.1	41.7	14.7%	13.1%
Eliminations	—	—

Sub-total	226.9	186.6	15.0%	13.7%
Other charges:
Restructuring expense	(1.2)	(4.3)	—	—
Inventory step-up	—	(0.6)	—	—
Equity based compensation expense	(12.8)	—	—	—
Acquisition, integration and other costs	(2.9)	(12.0)	—	—

Operating income	$210.0	$169.7	13.9%	12.5%

	Nine Months Ended September 30,
			Operating Income as a Percentage of
	Operating Income		Net Sales
	2006	2005	2006	2005

Scientific products and services	$476.4	$416.5	14.1%	13.5%
Healthcare products and services	152.6	126.3	14.2%	12.9%
Eliminations	(0.1)	(0.1)

Segment sub-total	628.9	542.7	14.3%	13.5%
Other charges:
Restructuring expense	(5.3)	(17.5)	—	—
Inventory step-up	(2.3)	(20.7)	—	—
Equity-based compensation expense	(38.9)	—	—	—
Acquisition, integration and other costs	(25.0)	(31.1)	—	—

Operating income	$557.4	$473.4	12.7%	11.8%

Consolidated.  Operating income of $210.0 million and $557.4 million for the three and nine month periods ended September 30, 2006, reflects an increase of 23.7% and 17.7% from the comparable periods in 2005. Operating income as a percentage of net sales was 13.9% and 12.7% for the three and nine month periods ended September 30, 2006, compared to 12.5% and 11.8% for the comparable periods in 2005. Excluding the impact of other charges discussed below, operating income as a percentage of net sales was 15.0% and 14.3% for the three and nine month periods ended September 30, 2006, compared to 13.7% and 13.5% for the comparable periods in 2005. Our operating income was favorably impacted by increased sales volume, the contribution from recently completed higher-margin acquisitions and the benefit of additional integration synergies associated with the Apogent merger. For the three and nine month periods ended September 30, 2006, the Company recorded restructuring costs of $1.2 million and $5.3 million, the amortization of the step-up of inventory to the acquired fair value related to the Company’s acquisitions of zero and $2.3 million, equity-based compensation expense of $12.8 million and $38.9 million as the result of the Company’s adoption of FAS 123R in 2006, and acquisition, integration and other costs of $2.9 million and $25.0 million, including costs associated with the previously announced Thermo merger of $2.9 million and $20.9 million. For the three and nine month periods ended September 30, 2005, the Company recorded restructuring costs of $4.3 million and $17.5 million, the amortization of step-up of inventory to the acquired fair value related to the Company’s acquisitions of $0.6 million and $20.7 million and acquisition, integration and other costs of $12.0 million and $31.1 million.

Scientific Products and Services.  Operating income was $173.8 million and $476.4 million for the three and nine month periods ended September 30, 2006, compared to $144.9 million and $416.5 million for the comparable periods in 2005. Operating margins were 14.9% and 14.1% for the three and nine month periods ended September 30, 2006, compared to 13.7% and 13.5% for the comparable periods in 2005. Operating margins improved as a result of fixed cost leverage, increased sales of proprietary products, contributions from recently completed higher margin acquisitions and the benefit of the synergies from the Apogent merger.

Healthcare Products and Services.  Operating income was $53.1 million and $152.6 million for the three and nine month periods ended September 30, 2006, compared to $41.7 million and $126.3 million for the comparable periods in 2005. Operating margins were 14.7% and 14.2% for the three and nine month periods ended September 30, 2006, compared to 13.1% and 12.9% for the comparable periods in 2005. Operating margins improved during the three and nine month periods ended September 30, 2006, primarily as a result of fixed cost leverage, increased productivity, increased sales of higher margin proprietary diagnostic products, and integration synergies related to the Apogent merger.

Change in accounting for stock-based compensation plans

Through 2005, we had followed ABP Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. On January 1, 2006, we adopted FAS 123R, “Share Based Payment,” using the modified prospective method, which results in the provisions of FAS 123R being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. FAS 123R required companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the awards and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model and the grant date fair value of restricted stock is based on intrinsic value. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the Company recorded the impact of forfeitures as they occurred.

Stock-based employee compensation expense was $12.8 million and $38.9 million before tax for the three and nine month periods ending September 30, 2006. The Company recognized the full impact of its equity incentive plans in the consolidated statement of operations for the three and nine month periods ended September 30, 2006 under FAS 123R. We did not capitalize any such costs in the consolidated balance sheet. The total cash received from employees as a result of employee stock option exercises during the nine month period ended September 30, 2006 was approximately $61.3 million. In connection with these exercises, the tax benefit realized by us for the three and nine month periods ended September 30, 2006 was approximately $7.8 million and $19.5 million. As of September 30, 2006, there was $69.9 million of total pretax unrecognized compensation cost related to unvested options and restricted stock units granted under our equity incentive plans, which is expected to be recognized over a weighted-average period of 2.0 years.

Restructuring Plan Activities

During 2004, the Company implemented restructuring plans focused on the integration of certain international operations and the streamlining of domestic operations (“2004 Plan”). This plan included the consolidation of office, warehouse, and manufacturing facilities. The Company had also established restructuring plans in prior periods (“Pre 2004 Plans”) under which the Company has remaining obligations primarily associated with lease-related activities. In addition, the Company has established 2006 restructuring initiatives to reduce costs and redundancies, principally through headcount reduction and consolidation of facilities (“2006 Plans”).

The following table summarizes the recorded accruals and activity related to the restructuring plans for continuing operations (in millions):

	December 31,	2006	2006	September 30,
	2005	Charges	Payments	2006

2006 Plans	$—	$4.2	$(2.4)	$1.8
2004 Plan	5.3	1.1	(4.6)	1.8
Pre 2004 Plans	0.7	—	(0.3)	0.4

Total restructuring	$6.0	$5.3	$(7.3)	$4.0

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

Interest Expense

Interest expense for the three and nine month periods ended September 30, 2006 was $33.8 million and $95.7 million, an increase of $11.9 million and $15.6 million from the comparable periods in 2005. The increase in interest expense is primarily attributable to the issuance of the 6 1/8% Senior Subordinated Notes, increase in short-term debt in connection with acquisitions and the increase in short-term interest rates, offset by the redemption of the 8 1/8% Senior Subordinated Notes and 8% Senior Subordinated Notes.

Other (Income) Expense, net

Other (income) expense, net for the three and nine month periods ended September 30, 2006 was ($16.3) million and ($22.8) million, as compared to other expense of $36.1 million and $63.9 million from the comparable periods in 2005. Other income for the three and nine month periods ended September 30, 2006 is attributable primarily to the gain of $12.5 million ($7.8 million net of tax) on the sale of a non-operating investment and interest income. Other expense for the three and nine months ended September 30, 2005 is primarily attributable to charges incurred in connection with a debt tender of 8 1/8% Senior Subordinated Notes due 2012 and the debt tender and redemption of 8% Senior Subordinated Notes due 2013, offset in part by interest income.

Income Tax Provision

Our effective tax rate for the three and nine month periods ended September 30, 2006 was 22.4% and 22.2%, compared to 15.6% and 22.3% for the comparable period in 2005. The increase in the effective tax rate for the three month periods ended September 30, 2006 over the comparative period in fiscal 2005 was primarily attributable to the recognition, in the third quarter of 2005, of the settlement of tax audits, partially offset by the recognition, in the third quarter of 2006, of certain NOL benefits in a foreign jurisdiction resulting from the implementation of a tax planning strategy. We expect our tax rate for the full year to be approximately 23%, subject to the impact of further planning initiatives.

Liquidity and Capital Resources

Cash generated from operating activities was $423.7 million for the nine month period ended September 30, 2006 as compared to $395.8 million for the comparable period in 2005. The increase in cash from operations was primarily due to an increase in net income as adjusted to exclude restructuring and acquisition-related expenditures and non-cash stock-based compensation expense.

Net cash used in investing activities was $601.0 million for the nine month period ended September 30, 2006 compared to cash used in investing activities of $246.6 million for the comparable period in 2005. During the nine month period ended September 30, 2006, cash was primarily utilized for acquisitions including Athena Diagnostics, Clintrak, TC Tech and Precision Lab Products, to make a 9% equity investment in Nanogen, Inc. and for capital expenditures related to the company’s bioscience and biopharma services business and the ongoing integration of manufacturing operations. Cash used by investing activities for the nine month period ended September 30, 2005 was primarily due to the acquisition of Cellomics Inc., Lancaster Laboratories, Inc. and McKesson Bioservices, capital expenditures related to investments in the Company’s bioscience business, and facility expansion related to the integration of manufacturing facilities and the transfer of production to lower-cost facilities, partially offset by proceeds from the sale of Atos.

Net cash provided by financing activities was $28.9 million for the nine month period ended September 30, 2006 compared to cash used in financing activities of $109.4 million for the comparable period in 2005. For the nine month period ended September 30, 2006, cash provided by financing activities was primarily the result of $61.9 million of cash proceeds from stock option exercises and the stock purchase plan and $27.9 million of tax benefit from stock option exercises, offset by $60.9 million of debt repayment. The recognition of tax benefits from stock option exercises was reflected in cash flow from operating activities in the comparable period of 2005. During the nine month period ended September 30, 2005, cash used in financing activities was primarily the result of the cash tender offer and related expenses of the 8 1/8% Senior Subordinated Notes due 2012 and 8% Senior Subordinated Notes due 2013, partially offset by proceeds from stock option exercises and the issuance of 6 1/8% Senior Subordinated Notes due 2015.

On March 15, 2005, the Board of Directors authorized a share repurchase program of up to $300 million of the Company’s common stock. The authorization for share repurchases extends through March 15, 2007. The program authorizes management, at its discretion, to repurchase shares from time to time on the open market or in privately negotiated transactions subject to market conditions and other factors. We believe that the share repurchase program provides additional capital structure flexibility and that we have adequate financial resources to fund any share repurchases given current cash levels and future expectations for cash flow. As of September 30, 2006, no shares have been repurchased under this program.

As of September 30, 2006, we had the ability to borrow an aggregate of $993.8 million under our account receivable securitization facility and revolving credit facility.

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

On May 8, 2006, Thermo Electron Corporation (“Thermo”) and Fisher, announced that they and Trumpet Merger Corporation, a wholly owned subsidiary of Thermo (“Merger Sub”), had entered into an Agreement and Plan of Merger, dated as of May 7, 2006 (the “Merger Agreement”), pursuant to which Merger Sub would merge

(the “Merger”) with and into Fisher Scientific, with Fisher Scientific surviving as a wholly owned subsidiary of Thermo.

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

On August 30, 2006 Thermo and Fisher announced that at separate special meetings, stockholders of both companies voted to approve the merger. The U.S. Federal Trade Commission has granted the companies early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and no further regulatory review is necessary in the U.S. for the parties to close the merger. The initial deadline for the European Commission to rule on the merger is November 9, 2006. Assuming the European Commission clears the transaction on November 9, 2006, Fisher expects to close the merger on that date.

Included in selling, general and administrative expense for the three and nine months ended September 30, 2006 is $2.9 million and $20.9 million, respectively of expenses related to the Merger. For a more complete description of the proposed Merger and the Merger Agreement, refer to the registration statement on Form S-4 filed by Thermo with the Securities and Exchange Commission on June 8, 2006 and amended on July 21, 2006.

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

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

On September 15, 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting FAS 157.

On September 29, 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. FAS 158 is effective for the Company as of December 31, 2006. The Company is currently evaluating the potential impact of adopting FAS 158.

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

Interest Rate Risk and Management

As of September 30, 2006, our debt portfolio included both fixed rate instruments (approximately $1,446 million) and floating rate instruments (approximately $704 million). The weighted average interest rate during the three months ended September 30, 2006 of the fixed instrument portfolio was approximately 4.84% and the weighted average interest rate during the three months ended September 30, 2006 for the variable instrument portfolio was approximately 5.14%. While our fixed rate instruments guarantee that our earnings and our cash flows will be predictable, changes in interest rates can cause the value of our fixed rate debt to change. However, such a value change has no impact on either our earnings or our cash flows unless we determine that we wish to retire a fixed rate debt obligation on the open market.

On the other hand, our future earnings and future cash flows can fluctuate with our floating rate borrowings. However, the impact would be partially mitigated by the floating rate interest earned on excess cash. If there were a hypothetical 10% change in interest rates, the net impact to earnings and cash flows would be approximately $0.4 million. The potential change in cash flows and earnings is calculated based on the change in the net interest expense over one quarter due to an immediate 10% change in rates.

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

As of September 30, 2006, we had outstanding forward contracts to minimize our exposures to exchange rate fluctuations between the US Dollar and Swiss Francs, British Pound Sterling and Euro, US Dollar and Canadian Dollar and US Dollar and Euro. The purpose of those contracts was to hedge against fluctuations in the exchange rates associated with short-term intercompany debt obligations. The fair value of these contracts as of that date was immaterial and, therefore, the potential loss in fair values, earnings or cash flows from a 10% shift in exchange rate was immaterial. In addition, given that such contracts were primarily intended to serve as fair value hedges, the net impact on our operating results and cash flows is de minimis.

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

Commodity Risk Management

As of September 30, 2006, we had outstanding futures and option contracts on heating oil to minimize our exposures to fluctuations in the price of diesel fuel and option contracts on natural gas to minimize our exposures to fluctuations in the price of natural gas, used for manufacturing and heating purposes. The fair value of these contracts as of that date was immaterial and, therefore, the potential loss in fair values, earnings or cash flows from a 10% shift in prices of heating oil or natural gas is immaterial.

Our primary commodity exposures relate to the procurement of raw material components used in our manufacturing operations, primarily petroleum-based resins and steel. A hypothetical 10% change in the price of these raw material components would not have had a material impact on our fair values, cash flows or earnings. We currently do not have derivative instruments in place with respect to these exposures

Item 4 — Controls and Procedures

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

PART II — OTHER INFORMATION

Item 4 — Submission of Matters to Security Holders

The Company convened a special stockholders meeting on August 30, 2006, for the purpose of voting on (i) a proposal to approve and adopt the Agreement and Plan of Merger, dated as of May 7, 2006, by and among Thermo Electron Corporation (“Thermo”), Trumpet Merger Corporation, a direct, wholly-owned subsidiary of Thermo, and the Company; and (ii) an adjournment of the Fisher special meeting, if necessary, to solicit additional proxies if there are not sufficient votes for the first proposal. Proxies for the meeting were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the special meeting the Agreement and Plan of Merger was approved; and the adjournment of the special meeting, if necessary, to solicit additional proxies was approved.

The following number of votes were cast with respect to the approval of the Agreement and Plan of Merger: 99,726,090 votes FOR; 203,267 votes AGAINST; and 677,113 abstentions. Votes cast for the adjournment of the special meeting, if necessary, to solicit additional proxies were as follows: 89,137,108 votes FOR; 10,672,243 votes AGAINST; and 793,794 abstentions.

Item 6 — Exhibits

Exhibit 31	.01:	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31	.02:	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	.01:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32	.02:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fisher Scientific International Inc.

/s/  Kevin P. Clark
Kevin P. Clark
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 24, 2006